Form 10QSB
period 1996-06-30
FIRST KEYSTONE FINANCIAL INC
filed 1996-08-14
CIK 856751

- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from .......... to ..........

                  Commission File Number:  0-25328

                            FIRST KEYSTONE FINANCIAL, INC.
          ----------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


          Pennsylvania                                  23-0469351
- ---------------------------------                 ----------------------
  (State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification Number)

         22 West State Street
         Media, Pennsylvania                                19063
- ---------------------------------------                   ----------
(Address of principal executive office)                   (Zip Code)

     Registrant's telephone number, including area code:  (610) 565-6210

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
   ------      ------

Number of shares of Common Stock outstanding as of August 8, 1996:  1,292,500

Transitional Small Business Disclosure Format     Yes        No  X
                                                     ------    ------

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                           PAGE
                                                                           ----
PART I      FINANCIAL INFORMATION:

  Item 1.   Financial Statements

            Consolidated Statements of Financial Condition as of
            June 30, 1996 (Unaudited) and September 30, 1995  . . . .         1

            Consolidated Statements of Income for the Three and Nine
            Months Ended June 30, 1996 and 1995 (Unaudited) . . . . .         2

            Consolidated Statements of Changes in Stockholders' Equity
            for the Nine Months Ended June 30, 1996 (Unaudited). . . .        3

            Consolidated Statements of Cash Flows for the Nine Months
            Ended June 30, 1996 and 1995 (Unaudited). . . . . . . . .         4

            Notes to Consolidated Financial Statements (Unaudited). .         5

  Item 2.   Managements's Discussion and Analysis of Financial Condition and
            Results of Operations.. . . . . . . . . . . . . . . . . .         9

PART II  OTHER INFORMATION

  Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . .        13

  Item 2.   Changes In Securities . . . . . . . . . . . . . . . . . .        13

  Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . .        13

  Item 4.   Submission of Matters to a Vote of Security Holders . . .        13

  Item 5.   Other Information . . . . . . . . . . . . . . . . . . . .        13

  Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . .        13

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14

FIRST KEYSTONE FINANCIAL, INC.


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
- -------------------------------------------------------------------------------
(dollars in thousands)

                                                                            June 30    September 30
ASSETS                                                                        1996         1995
- ------                                                                     -----------  ------------
                                                                           (Unaudited)

Cash and amounts due from depository institutions                            $  1,591     $  2,091
Interest-bearing deposits                                                      10,434       20,577
                                                                             --------     --------
         Total cash and cash equivalents                                       12,025       22,668
Investment securities available for sale                                       16,372
Mortgage-related securities available for sale                                 61,905       19,538
Loans held for sale                                                             2,932           57
Investment securities held to maturity (approximate
    fair value of $10,650 at September 30, 1995)                                            10,710
Mortgage-related securities held to maturity (approximate fair value
    of $20,600 at June 30, 1996 and of $59,010 at September 30, 1995)          21,705       60,294
Loans receivable - net (allowance for loan losses of $1,508
    at June 30, 1996 and $1,487 at September 30, 1995)                        164,169      158,002
Accrued interest receivable                                                     2,346        2,407
Real estate owned                                                               1,593          465
Federal Home Loan Bank stock - at cost                                          1,982        1,492
Office properties and equipment - net                                           2,598        2,943
Deferred income taxes                                                           1,580        1,010
Prepaid expenses and other assets                                               1,342        1,393
                                                                             --------     --------
TOTAL ASSETS                                                                 $290,549     $280,979
                                                                             --------     --------
                                                                             --------     --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

    Deposits                                                                 $221,663     $223,753
    Advances from Federal Home Loan Bank                                       39,642       28,411
    Accrued interest payable                                                    1,369        1,096
    Advances from borrowers for taxes and insurance                             2,805        1,035
    Accounts payable and accrued expenses                                       2,150        2,221
                                                                             --------     --------
          Total liabilities                                                   267,629      256,516
                                                                             --------     --------
Stockholders' Equity:

    Preferred stock, $.01 par value, 10,000,000 shares authorized;
              none issued
    Common stock, $.01 par value, 20,000,000 shares authorized;
              issued and outstanding; June 30, 1996 and September 30, 1995,
              1,292,500 and 1,360,000 shares, respectively                         14           14
    Additional paid in capital                                                 12,639       12,568
    Common stock acquired by stock benefit plans                               (1,500)      (1,006)
    Treasury stock at cost; 67,500 shares                                      (1,288)
    Unrealized gain (loss) on available for sale securities - net of tax         (853)         142
    Retained earnings - substantially restricted                               13,908       12,745
                                                                             --------     --------
                      Total stockholders' equity                               22,920       24,463
                                                                             --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $290,549     $280,979
                                                                             --------     --------
                                                                             --------     --------

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
- -------------------------------------------------------------------------------
(dollars in thousands, except per share data)


                                                  Three months ended     Nine months ended
                                                        June 30,              June 30,
                                                  ------------------     -----------------
                                                     1996     1995        1996       1995
                                                     ----     ----        ----       ----

INTEREST INCOME:
   Interest on:
        Loans                                       $3,322   $3,190      $10,063    $9,126
        Mortgage-related securities                  1,368    1,177        3,860     3,150
        Investments                                    144      192          420       582
        Interest-bearing deposits                       74      202          363       462
                                                    ------   ------      -------   -------
                       Total interest income         4,908    4,761       14,706    13,320
                                                    ------   ------      -------   -------

INTEREST EXPENSE:
   Interest on:
      Deposits                                       2,278    2,522        7,095     7,174
      Federal Home Loan Bank advances                  362      313        1,030       716
                                                    ------   ------      -------   -------

                  Total interest expense             2,640    2,835        8,125     7,890
                                                    ------   ------      -------   -------

NET INTEREST INCOME                                  2,268    1,926        6,581     5,430

PROVISION FOR LOAN LOSSES                               38       13          113        39
                                                    ------   ------      -------   -------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                   2,230    1,913        6,468     5,391
                                                    ------   ------      -------   -------

OTHER INCOME (LOSS):
   Service charges and other fees                      263      259          789       756
   Net gain (loss) on sale of:
       Loans                                            45                   101        17
       Mortgage-related securities                               60          (11)       60
       Real estate owned                                30        5           38         7
   Real estate operations                              (13)      (7)         (19)      (38)
   Other income                                         12       17           40        70
                                                    ------   ------      -------   -------

                       Total other income              337      334          938       872
                                                    ------   ------      -------   -------

OPERATING EXPENSES:
   Salaries and employee benefits                      722      817        2,475     1,477
   Occupancy and equipment expenses                    219      226          799       674
   Professional fees                                   201      144          614       341
   Federal deposit insurance premium                   126      158          400       408
   Bank service charges                                106      113          321       327
   Data processing                                      77       98          254       288
   Advertising                                          56       63          159       149
   Other                                               180      189          512       549
                                                    ------   ------      -------   -------

                       Total operating expenses      1,687    1,808        5,534     5,213
                                                    ------   ------      -------   -------

INCOME BEFORE INCOME TAX EXPENSE                       880      439        1,872     1,050

INCOME TAX EXPENSE                                     344      117          709       279
                                                    ------   ------      -------   -------

NET INCOME                                          $  536   $  322      $ 1,163   $   771
                                                    ------   ------      -------   -------
                                                    ------   ------      -------   -------
EARNINGS PER COMMON SHARE                           $ 0.46   $ 0.26      $  0.97   $  0.46
                                                    ------   ------      -------   -------
                                                    ------   ------      -------   -------


See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
- -------------------------------------------------------------------------------
(dollars in thousands)


                                                               Common                Unrealized gain on
                                                               stock                  mortgage-related
                                                Additional  acquired by                  securities                      Total
                                      Common     paid-in   stock benefit  Treasury   available for sale   Retained   stockholders'
                                      stock      capital       plans       stock        (net of tax)      earnings     equity
                                      ------    ---------- -------------  --------   ------------------   --------   -------------

BALANCE AT SEPTEMBER 30, 1995           $14      $12,568     $(1,006)                       $ 142          $12,745      $24,463

   Common stock acquired
      by stock benefit plans                                    (704)                                                      (704)
   Benefit plans stock committed
      to be released                                             210                                                        210
   Excess of fair value
      above cost of ESOP
      stock committed to
      released                                        71                                                                     71
   Purchase of treasury stock                                             (1,288)                                        (1,288)
   Net unrealized loss on
      mortgage-related
      securities available for
      sale, net of tax                                                                       (995)                         (995)
   Net income                                                                                                1,163        1,163
                                        ---      -------     --------    --------           ------         -------      --------
BALANCE AT JUNE 30, 1996                $14      $12,639     $(1,500)    $(1,288)           $(853)         $13,908      $22,920
                                        ---      -------     --------    --------           ------         -------      --------
                                        ---      -------     --------    --------           ------         -------      --------


FIRST KEYSTONE FINANCIAL, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
- -------------------------------------------------------------------------------
(dollars in thousands)


                                                                                                     Nine months ended
                                                                                                         June 30
                                                                                                  ----------------------
                                                                                                      1996        1995
                                                                                                      ----        ----
OPERATING ACTIVITIES:
Net income                                                                                        $  1,163     $    771

    Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
             Provision for depreciation and amortization                                               422          284
             Amortization of premiums                                                                 (145)         250
             Gain on sales of loans                                                                   (101)         (17)
             Gain on sales of real estate owned                                                        (38)          (8)
             (Gain) Loss on sale of mortgage-related securities                                         11          (60)
             Provision for losses on loans                                                             113           39
             Amortization of stock benefit plans                                                       281
    Changes in assets and liabilities which provided (used) cash:
             Loans originated for resale                                                           (20,666)      (4,179)
             Loans sold in the secondary market                                                     17,791        3,443
             Deferred income taxes                                                                      58          204
             Interest receivable                                                                        61          148
             Prepaid expenses and other assets                                                          51         (634)
             Accrued interest payable                                                                  273          100
             Accrued expenses                                                                          (71)        (403)
                                                                                                  --------     --------

                  Net cash used in operating activities                                               (797)        (262)
                                                                                                  --------     --------
INVESTING ACTIVITIES:
    Loans originated or acquired                                                                   (37,759)     (41,318)
    Purchases of investment securities available for sale                                          (13,000)
    Purchases of mortgage-related securities available for sale                                    (25,770)     (14,116)
    Purchases of mortgage-related securities held to maturity                                       (2,013)
    Purchase of FHLB stock                                                                            (490)        (122)
    Proceeds from sales of mortgage-related securities                                              12,785        3,247
    Proceeds from sales of real estate owned                                                           447          369
    Principal collected on loans                                                                    30,395       27,808
    Principal collected on mortgage-related securities                                               9,725        5,757
    Maturities of investment securities available for sale                                           3,065
    Maturities of investment securities held to maturity                                             4,000        3,500
    Purchase of property and equipment                                                                 (77)        (676)
    Additions to real estate acquired through foreclosure                                              (73)         (59)
                                                                                                  --------     --------

                  Net cash used in investing activities                                            (18,765)     (15,610)
                                                                                                  --------     --------

FINANCING ACTIVITIES:
    Net increase (decrease) in deposit accounts                                                     (2,090)       7,679
    Net proceeds from FHLB advances and other borrowings                                            11,231       15,146
    Net increase in advances from borrowers for taxes and insurance                                  1,770        1,984
    Proceeds from the sale of stock, net of conversion costs                                                     11,532
    Common stock acquired by stock benefit plans                                                      (704)
    Purchase of treasury stock                                                                      (1,288)
                                                                                                  --------     --------
                  Net cash provided by financing activities                                          8,919       36,341
                                                                                                  --------     --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   (10,643)      20,469

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    22,668        5,454
                                                                                                  --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $12,025      $25,923
                                                                                                  --------     --------
                                                                                                  --------     --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash payments for interest on deposits and borrowings                                          $  8,186     $ 7,990
    Transfers of loans receivable into real estate owned                                              1,515         451
    Cash payments (refunds) of income taxes                                                             395        (221)
    Transfer of investment securities to investment securities available for sale                     6,710
    Transfer of mortgage-related securities to mortgage-related securities available for sale        43,823
    Conversion of loans into mortgage-related securities available for sale                                         993
    Net unrealized loss on mortgage-related securities available for sale                               995          66


See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 1996 (UNAUDITED) AND SEPTEMBER 30, 1995 AND
(UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995
- -------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the unaudited interim periods.

     The results of operations of the three and nine month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending September 30, 1996. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders for the year ended September 30, 1995.

2.   INVESTMENT SECURITIES HELD TO MATURITY

     A comparison of amortized cost and approximate fair value of investments, by contractual maturities, is as follows:

                                                     September 30, 1995
                                                  ------------------------
                                                  Amortized    Approximate
                                                     Cost      Fair Value
                                                     ----      -----------

     U.S. Treasury securities and securities
         of U.S. Government agencies:
             1 to 5 years                          $ 9,565      $ 9,505
             5 to 10 years                           1,000        1,000
     Other investments                                 145          145
                                                   -------      -------

        Total                                      $10,710      $10,650
                                                   -------      -------
                                                   -------      -------

     Included in investment securities are structured notes with various U.S. Government agencies. At September 30, 1995, these structured notes were comprised of step-up bonds with an aggregate par value of $3,000. During December 1995, the Company reclassified the remaining $6.7 million investment securities held to maturity as permitted to be classified as available for sale.

3.   MORTGAGE-RELATED SECURITIES HELD TO MATURITY

     Mortgage-related securities are summarized as follows:

                                                 June 30, 1996             September 30, 1995
                                           ------------------------    ------------------------
                                           Amortized    Approximate    Amortized    Approximate
                                              Cost      Fair Value        Cost      Fair Value
                                              ----      ----------        ----      ----------
     FHLMC pass-through certificates        $ 3,662       $ 3,435        $ 8,743      $ 8,630
     FNMA pass-through certificates          11,636        11,025         26,014       25,500
     Collateralized mortgage obligations      6,407         6,140         25,537       24,880
                                            -------       -------        -------      --------
              Total                         $21,705       $20,600        $60,294      $59,010
                                            -------       -------        -------      --------
                                            -------       -------        -------      --------

     The collateralized mortgage obligations contain both fixed and adjustable classes of bonds which are repaid in accordance with a predetermined priority. The underlying collateral of the bonds are loans which are insured by Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association.

4.   ASSETS AVAILABLE FOR SALE

     Assets available for sale at June 30, 1996 and September 30, 1995 are summarized as follows:


                                                             June 30, 1996
                                             ------------------------------------------------
                                                           Gross       Gross
                                             Amortized   Unrealized  Unrealized   Approximate
                                                Cost        Gain        Loss      Fair Value
                                                ----        ----        ----      ----------
     Investment securities:
        U.S. Government agency debentures      $16,500      $ 31       $  303       $16,228
        Municipal obligations                      145                      1           144
                                               -------      ----       ------       --------
           Total                               $16,645      $ 31       $  304       $16,372
                                               -------      ----       ------       --------
                                               -------      ----       ------       --------
     Mortgage-related securities:
        FHLMC pass-through certificates        $13,519      $ 45       $  263       $13,301
        FNMA pass-through certificates          11,359        10          264        11,105
        GNMA pass-through certificates           8,618                    329         8,289
        Collateralized mortgage obligations     29,527       169          486        29,210
                                               -------      ----       ------       --------
           Total                               $63,023      $224       $1,342       $61,905
                                               -------      ----       ------       --------
                                               -------      ----       ------       --------

                                                           September 30, 1995
                                             ------------------------------------------------
                                                           Gross       Gross
                                             Amortized   Unrealized  Unrealized   Approximate
                                                Cost        Gain        Loss      Fair Value
                                                ----        ----        ----      ----------
     Mortgage-related securities:
       FHLMC pass-through certificates        $ 3,935         $ 75                   $ 4,010
       FNMA pass-through certificates           2,913                    $16           2,897
       GNMA pass-through certificates           1,136            8                     1,144
       Collateralized mortgage obligations     11,322          165                    11,487
                                              -------         ----       ---          ------
           Total                              $19,306         $248       $16         $19,538
                                              -------         ----       ---          ------
                                              -------         ----       ---          ------

     The mortgage-related securities designated as available for sale, by definition, could be sold in response to changes in interest rates and cash flows or for restructuring purposes.

5.   LOANS RECEIVABLE

     Loans receivable consist of the following:

                                              June 30     September 30
                                               1996           1995
                                               ----           -----
     Real estate loans:
         Single-family                        $121,976      $115,225
         Construction and land                  15,706        16,343
         Multi-family and commercial            11,370        11,789
     Consumer loans:
         Home equity and lines of credit        17,386        18,229
         Deposit                                   439           350
         Education                                 863         1,010
         Other                                   2,256         1,491
     Commercial loans                            2,565         2,533
                                              --------      --------
         Total loans                           172,561       166,970
     Loans in process                           (5,370)       (6,070)
     Allowance for loan losses                  (1,508)       (1,487)
     Deferred loan fees                         (1,514)       (1,411)
                                              --------      --------
     Loans receivable - net                   $164,169      $158,002
                                              --------      --------
                                              --------      --------

     The following is an analysis of the allowance for loan losses:

                                         Nine Months Ended    Year Ended
                                              June 30        September 30
                                               1996              1995
                                               ----              ----
     Beginning balance                        $1,487            $1,540
     Provisions charged to income                113                52
     Charge-offs                                 (92)             (168)
     Recoveries                                                     63
                                              ------            ------
     Total                                    $1,508            $1,487
                                              ------            ------
                                              ------            ------

     At June 30, 1996 and September 30, 1995 non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $5,758 and $3,150, respectively.

6.   DEPOSITS

     Deposits consist of the following major classifications:

                                                 June 30           September 30
                                                   1996                1995
                                             -----------------    ----------------
                                             Amount    Percent    Amount   Percent
                                            --------   -------   --------  -------
     Non-interest bearing accounts          $  6,012      2.7%   $  9,167     4.1%
     NOW accounts                             26,904     12.1      26,621    11.9
     Passbook accounts                        42,697     19.3      43,088    19.3
     Money market demand accounts             17,111      7.7      17,892     8.0
     Certificate accounts                    128,939     58.2     126,985    56.7
                                            --------     ----    --------   -----
     Total                                  $221,663    100.0%   $223,753   100.0%
                                            --------     ----    --------   -----
                                            --------     ----    --------   -----

                                      7

7.   EARNINGS PER SHARE

     Earnings per share ("EPS") was $0.46 and $0.97 for the three and nine months ended June 30, 1996, respectively. EPS was calculated based on the number of common stock and common stock equivalents outstanding for the three and nine months ended June 30, 1996. Weighted average shares outstanding were 1,160,406 and 1,200,476 for the three and nine months ended June 30, 1996, respectively, and, in accordance with SOP 93-6, do not include shares held by the stock benefit plans that were purchased and unallocated during the periods.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1996 (UNAUDITED) AND SEPTEMBER 30, 1995

Total assets of the Company increased $9.6 million or 3.4% from $281.0 million at September 30, 1995 to $290.5 million at June 30, 1996. The increase in total assets during the nine months ended June 30, 1996 was due primarily to a $5.7 million increase in investment securities (all of which are available for sale as a result of the reclassification from held to maturity), a $73.8 million increase in mortgage-related securities (including both available for sale and held to maturity), a $2.9 million increase in loans held for sale and a $6.2 million increase in loans receivable-net, which increases were partially offset by a decrease in cash and cash equivalents of $10.6 million. The decrease in cash and cash equivalents reflected the repayment of $5.3 million of Federal Home Loan Bank advances and the funding of a $2.1 million decrease in deposits. The increase in loans receivable-net was due to the origination of residential loans for portfolio retention slightly offset by decreases in the securities portfolio as part of the Company's asset/liability strategy. Also as part of the Company's asset/liability strategy, an aggregate of approximately $12.8 million of fixed and adjustable-rate mortgage-related securities were sold for a loss of $11,000, with the proceeds being reinvested into higher yielding loans and securities.

Real estate owned increased to $1.1 million at June 30, 1996 from $465,000 at September 30, 1995 due to the acceptance of a deed in lieu of foreclosure on the Company's only delinquent construction loan funding the acquisition of and improvement of a 107-lot real estate development project and the construction of 38 townhouses located in North Coventry Township in Pennsylvania. The Company has engaged a local builder to complete the project. It is currently expected that the project should be completed in 18 to 24 months.

Deposits decreased $2.1 million or .93% from $223.8 million at September 30, 1995 to $221.7 million at June 30, 1996. This reduction in deposits occurred due to higher rate certificates of deposit maturing.

Stockholders' equity decreased approximately $1.5 million primarily due the
completion of the Company's initial stock repurchase program.   A total of
67,500 shares (5% of the outstanding shares) were repurchased at an aggregate cost of approximately $1.3 million.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995

NET INCOME.

Net income was $536,000 for the three months ended June 30, 1996 as compared to $322,000 for the same period in 1995 while net income for the nine months ended June 30, 1996 was $1.2 million as compared to $771,000 for the same period in 1995. The $214,000 or 66.5% increase in net income for the three months ended June 30, 1996 was due to a $342,000 increase in net interest income, a $3,000 increase in other income together with a $121,000 decrease in operating expenses partially offset by a $227,000 increase in income taxes. The $392,000 or 50.8% increase in net income for the nine months ended June 30, 1996 was due to a $1.2 million increase in net interest income and a

$66,000 increase in other income partially offset by increases of $321,000 and $430,000 in operating expenses and in income tax expense, respectively.

NET INTEREST INCOME.

Net interest income increased $342,000 or 17.8% to $2.3 million and $1.2 million or 21.2% to $6.6 million for the three and nine months ended June 30, 1996, respectively, as compared to the same period in 1995. With respect to the quarter ended June 30, 1996, The increase was primarily due to a $147,000 or 3.1% increase in interest income combined with a $195,000 or 6.9% decrease in interest expense. With respect to the nine month period, the increase reflected a $1.4 million or 10.4% increase in interest income, offset partially by a $235,000 or 3.0% increase in interest expense. The average balance of interest-earning assets increased $11.3 million and $18.9 million for the three and nine months ended June 30, 1996, respectively, as compared to the same period in 1995. The interest rate spread and net interest margin amounted to 3.09% and 3.40% for the three months ended June 30, 1996 as compared to 2.69% and 3.02% for the same period in 1995. The weighted average yield earned on interest-earning assets decreased 10 basis points to 7.36% during the three months ended June 30, 1996 as compared to
7.46% for the prior period in 1995.   In addition, the weighted average rate
paid on interest-bearing liabilities decreased 50 basis points to 4.27% during the three months ended June 30, 1996 as compared to 4.77% for the same period in 1995. This decrease was attributable to higher interest-bearing liabilities renewing at lower rates. The interest rate spread and net interest margin were 2.99% and 3.33%, respectively, for the nine months ended June 30, 1996 as compared to 2.70% and 2.96% for the same periods in 1995. During the nine months ended June 30, 1996, the weighted average yield on interest-earning assets increased 18 basis points to 7.44% as compared to 7.26% for the prior period. This increase was partially offset by an increase in the average balance of interest-bearing liabilities of $4.5 million for the nine months ended June 30, 1996, as compared to the same period in 1995. In addition, the weighted average rate paid on interest-bearing liabilities decreased 11 basis points to 4.45% during the nine months ended June 30, 1996 as compared to 4.56% during the nine months ended June 30, 1995.

PROVISION FOR LOAN LOSSES.

The Company's provision for loan losses increased to $38,000 for the three months ended June 30, 1996 as compared to $13,000 for the same period in 1995. For the nine months ended June 30, 1996 and 1995 the provision for loan losses was $113,000 and $39,000, respectively. The increases were due to increases in the loan portfolio.

Between September 1992 and March 1996, the Company purchased 16 separate pools of lease financings from Bennett Funding Group, Inc. ("Bennett Funding") and its affiliates with a total balance outstanding as of June 30, 1996 of $3.9 million. Included in the total balance were $890,000 in equipment leases (some of which are insured against default by a private insurer), $800,000 in interim contract financings for equipment leases which have not yet been pooled and sold and $380,000 in consumer financings issued by Bennett Funding. Also included in the Company's total balance were $1.4 million in consumer receivables issued by Bennett Funding International, an affiliate of Bennett Funding, secured by timeshare financing contracts, which contracts are insured against default by a private insurer, and $475,000 in equipment leases from Bennett Leasing Corp., another affiliate of Bennett Funding. On March 29, 1996, Bennett Funding, a closely-held Syracuse, New York-based leasing company, filed for Chapter 11 bankruptcy protection. Subsequently, the Company has been advised that additional Bennett Funding affiliates, including affiliates who act as the processor for payments due holders of leases and loans issued by Bennett Funding and its affiliates, have been placed in bankruptcy by the Chapter 11 bankruptcy trustee for Bennett Funding and/or others. Although the Company is continuing to receive payments on the $1.4 million of consumer receivables issued by Bennett Funding International, the Company has chosen to place the entire $3.9 million amount outstanding held by the Company on non-accrual and to classify the credits as substandard. Accordingly, at June 30, 1996, the Company's total non-performing assets increased to $7.4 million or 2.53% of total assets from $3.6 million or 1.29% of total assets at September 30, 1995. Although the Company has not established any specific reserves or charged off any portion of the financings, the Company, in accordance with its policy regarding classified assets, has allocated approximately $400,000 of its unallocated general loss allowance. The Company is actively monitoring the bankruptcy proceedings. However, to date only limited information has been made available by the bankruptcy trustee. As a consequence, no assurance can be given that significant additional provisions or charge offs will not be required or that losses will not be incurred in connection with the resolution of the situation. However, the Company is vigorously pursuing all options available to protect its interests.

OTHER INCOME.

Other income increased $3,000 or 0.9% to $337,000 and $66,000 or 7.6% to $938,000 for the three and nine months ended June 30, 1996, respectively, as compared to the same period in 1995. The increase was primarily the result of increases in the net gain on sale of loans as well as modest increases in service charges and other fees.

OPERATING EXPENSES.

Operating expenses decreased $121,000 or 6.7% during the three months ended June 30, 1996 as compared to the same period in 1995 primarily due to a decrease in salaries and employee benefits expense reflecting the effects of the implementation of the Company's restructuring plan. For the nine months ended June 30, 1996, operating expenses increased $321,000 or 6.2% primarily due to approximately a $311,000 provision relating to the Company's restructuring plan. Increases of $147,000, $112,500 and $48,500 were incurred in the compensation and employee benefits, occupancy and equipment and professional fees expenses as part of the restructuring plan. In addition, professional fees increased $224,500, net of the restructuring costs, the majority of which related to various ongoing legal matters. See "Item 1 - Legal Proceedings"

INCOME TAX EXPENSE

Income tax expense increased $227,000 to $344,000 and $430,000 to $709,000 during the three and nine months ended June 30, 1996, respectively, as compared to the same periods in 1995. The increases were primarily a result of an increase in income before income taxes and an increase in the state tax expense. State tax expense was lower in prior periods due to the utilization of certain state tax carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings (consisting solely of advances from the Federal Home Loan Bank of Pittsburgh "FHLB") to satisfy its funding commitments. At June 30, 1996, the Company had $39.6 million in outstanding advances from the FHLB of Pittsburgh.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At June 30, 1996, the total approved loan commitments outstanding amounted to $6.9 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $2.8 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1996 totalled $80.2 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

The Company is required by the Office of Thrift Supervision ("OTS") to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 5% and 1%, respectively, of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand from withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Company's average monthly liquidity ratio and short-term liquid assets for June 1996 was 7.3% and 3.6%, respectively.

As of June 30, 1996, the Company had regulatory capital which was in excess of applicable limits. The Company is required under certain federal regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 3.0% of its adjusted total assets and total capital to at least 8.0% of its risk-weighted assets. At June 30, 1996, the Bank had tangible capital equal to 7.9% of adjusted total assets, core capital equal to 7.9% of adjusted total assets and total capital equal to 18.1% of risk-weighted assets.

IMPACT OF INFLATION AND CHANGING PRICES

The Consolidated Financial Statements of the Company and related notes presented herein have been prepared in accordance with generally accepted accounting principles which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such prices are affected by inflation to a larger extent than interest rates. In the current interest rate environment, liquidity and the maturity structure of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels.

                                     PART II

Item 1.  LEGAL PROCEEDINGS

         In April 1994, a lawsuit was filed in the Court of Common Pleas in Delaware County. The lawsuit was brought on behalf of the estates of eight individuals arising out of the activities of a now deceased attorney who maintained a law practice in Media, Pennsylvania. The attorney was accused of misappropriating the funds of such estates for which he served as counsel, executor and administrator. The plaintiffs claimed damages of approximately $900,000 plus unspecified punitive damages and costs. The case was finally settled on May 13, 1996 with all of the plaintiffs. The Bank entered into the settlement to, among other things, avoid the cost and disruption of continuing litigation. Under the terms of the settlement agreement, the Bank provided $400,000 to the plaintiffs in settlement of all the claims thereof. The Bank had previously established reserves with respect to a substantial portion of such amount. The Bank has filed a claim with its insurance carrier and has received full coverage for the claim, less its deductible.
         The Bank has also filed a claim with its insurance carrier for recovery of its expenses incurred in defense of the lawsuit. Discussions are continuing with respect to the resolution of this matter.

Item 2.  CHANGES IN SECURITIES

         Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FIRST KEYSTONE FINANCIAL, INC.



Date:  August 13, 1996               By: /s/ Donald S. Guthrie
                                        --------------------------------------
                                     Donald S. Guthrie
                                     President and Chief Executive Officer


Date:  August 13, 1996               By: /s/ Thomas M. Kelly
                                        --------------------------------------
                                     Thomas M. Kelly
                                     Executive Vice-President and  Chief
                                     Financial Officer