Form 10KSB
period 1996-09-30
FIRST KEYSTONE FINANCIAL INC
filed 1996-12-30
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number: 0-25328

                         FIRST KEYSTONE FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

                Pennsylvania                         23-0469351
 (State or other jurisdiction                     (I.R.S. Employer
 of incorporation or organization)               Identification Number)

            22 WEST STATE STREET
            MEDIA, PENNSYLVANIA                             19063
   (Address of principal executive office)                (Zip Code)

       Registrant's telephone number, including area code: (610) 565-6210

           Securities registered pursuant to Section 12(b) of the Act:
                                 NOT APPLICABLE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK (PAR VALUE $.01 PER SHARE)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

As of December 16, 1996, the aggregate value of the 1,083,038 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 209,462 shares held by all directors and officers of the Registrant as a group, was approximately $21.7 million. This figure is based on the last known trade price of $20.00 per share of the Registrant's Common stock on December 16, 1996.

Number of shares of Common Stock outstanding as of December 16, 1996:  1,292,500

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

 (1) Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1996 are incorporated into Parts II and III.

 (2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

PART I.

Item 1.  BUSINESS

GENERAL

     First Keystone Financial, Inc. (the "Company") is a Pennsylvania corporation and sole shareholder of First Keystone Federal Savings Bank (the "Bank") which converted to the stock form of organization in January 1995. The only significant assets of the Company are the capital stock of the Bank, the Company's loans to its employee stock ownership plan, and the net conversion proceeds retained by the Company. The business of the Company primarily consists of the business of the Bank.

     The Bank is a traditional, community oriented federal savings bank emphasizing customer service and convenience. The Bank's primary business is to attract deposits from the general public and investing those funds together with other available sources of funds, such as borrowings, to originate loans. A substantial portion of the Bank's deposits are comprised of core deposits which amounted to $90.5 million or 41.3% of the Bank's total deposits at September 30, 1996. The Bank's primary lending emphasis has been, and continues to be, loans secured by first and second liens on single-family (one-to-four units) residences located in Delaware and Chester Counties, Pennsylvania and to a lesser degree, Montgomery County, Pennsylvania and New Castle County, Delaware. The Bank also lends on single family residences secured by first mortgages for non-conforming jumbo loans and loans to credit impaired borrowers for sale in the secondary market. To a lesser extent, the Bank also originates consumer loans (consisting almost entirely of home equity loans and lines of credit), loans secured by commercial real estate and multi-family (over four units) residential properties, construction and land loans, commercial business and other mortgage loans. The Bank originates mortgage loans for resale into the secondary market while retaining for its portfolio adjustable-rate mortgage loans and fixed-rate loans that complement the Bank's asset/liability strategies. The Bank also sells, servicing released, originations of non-conforming loans. Although the Bank has not purchased either whole loans or loan participation interests in the past, depending on market conditions and portfolio needs, the Bank may consider purchasing loans and participation interests in the future. The Bank also originates, due to their shorter terms, adjustable or variable interest rates, higher yields and the Bank's analysis that the markets have become more stable, loans secured by commercial real estate properties as well as residential construction loans in the Bank's market area.

     The Bank's originations of consumer loans has continued to increase as a direct result of the Bank's emphasis on developing home equity type loan products. Consumer loans, which consist primarily of home equity loans and home equity lines of credit, amounted to $24.0 million or 13.5% of the total loan portfolio at September 30, 1996 as compared to $21.1 million or 12.6% at September 30, 1995.

     In addition to its deposit gathering and lending activities, the Bank invests in mortgage-backed and mortgage-related securities, substantially all of which are issued or guaranteed by U.S. Government agencies and government sponsored enterprises, as well as U.S. Treasury and federal government agency obligations and other investment securities. At September 30, 1996, the Bank's mortgage-related securities (including mortgage-related securities available for sale) amounted to $83.4 million, or 28.4% of the Company's total assets, and investment securities amounted to $16.5 million, or 5.6% of total assets.

MARKET AREA

     The Bank's primary market area consists of Delaware County and to a lesser extent the contiguous counties of Chester and Montgomery Counties, Pennsylvania and New Castle County, Delaware. Delaware County is part of the Philadelphia Metropolitan Statistical Area ("MSA") which includes, besides Delaware County, Bucks, Chester, Montgomery and Philadelphia Counties (as well as three counties in New Jersey). The Philadelphia area economy is typical of many large northeast and midwest cities where the traditional manufacturing based economy has declined to a certain degree and has been replaced with service sector growth. As a result of such growth, the Philadelphia MSA's economic diversity has broadened and employment in the area is derived from a number of different employment sectors. In particular, Delaware County has experienced the development of companies providing products and services for the health care market such as Crozer/Keystone Health System, Wyeth-Ayerst Labs, Inc. and Mercy Health Corp.

     Philadelphia's central location in the northeast corridor, its well educated and skilled population base, infrastructure and other factors has made the Bank's market area attractive to many large corporate employers. Such employers include Boeing, UNISYS, CIGNA, Bell Atlantic, ALCO, Sun Company and many others. There are also a number of Fortune 500 companies headquartered in the region surrounding the Philadelphia MSA including E.I. DuPont, Bethlehem Steel, Union Pacific, Hercules and others.

     Delaware County has experienced somewhat slower population growth than the Philadelphia MSA, although the growth rates in the outlying areas of Delaware County have been growing at a rate above that of the Philadelphia MSA. The annual population growth rate in Delaware County has averaged approximately .2% since 1990 and is not expected to increase materially during the rest of the decade. By comparison, median household income in Delaware County is above that for the Philadelphia MSA (approximately $40,000 as compared to approximately $32,600 in the 1990 census). Likewise, median home values in Delaware County were approximately $113,200 as compared to approximately $100,800 for the Philadelphia MSA. Unemployment rates in the Delaware County have been below those experienced by the Philadelphia MSA but higher than some of the other counties comprising the MSA. The average annual unemployment rate for 1996 in Delaware County was 4.6% as compared to 5.2% for the Philadelphia MSA.

ASSET AND LIABILITY MANAGEMENT

     The principal objective of the Company's asset and liability management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives, establish prudent asset concentration guidelines and manage the risk consistent with Board approved guidelines. Through such management, the Company seeks to reduce both the vulnerability of its operations to changes in interest rates and to manage the ratio of interest-rate sensitive assets to interest-rate sensitive liabilities within specified maturities or repricing dates. The Company's actions in this regard are taken under the guidance of the Asset/Liability Committee ("ALCO"), which is chaired by the Chief Financial Officer and comprised of members of the Company's senior and middle management. The ALCO meets quarterly to review, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity and maturities of investments and borrowings. In connection therewith, the ALCO generally reviews the Company's liquidity, cash flow needs, maturities of investments, deposits and borrowings, current market conditions and interest rates. In addition, the pricing of the Company's residential loans and deposits is reviewed at least weekly while the pricing of loans originated for sale in the secondary market is reviewed daily. The ALCO reports to the Company's Board of Directors on a quarterly basis.

     The Company's primary ALCO monitoring tool is asset/liability simulation models, which are prepared on a quarterly basis and are designed to capture the dynamics of balance sheet, rate and spread movements and to quantify variations in net interest income under different interest rate environments. The Company also utilizes market value analysis, which addresses the change in equity value arising from movements in interest rates. The market value of equity is estimated by valuing the Company's assets and liabilities. The extent to which assets have gained or lost value in relation to the gains or losses of liabilities determines the appreciation or depreciation in equity on a market value basis. Market value analysis is intended to evaluate the impact of immediate and sustained shifts of the current yield curve upon the market value of the current balance sheet.

     A more conventional but limited ALCO monitoring tool involves an analysis of the extent to which assets and liabilities are "interest rate sensitive" and measures an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity "gap" is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. While a conventional gap measure may be useful, it is limited in its ability to predict trends in future earnings. It makes no presumptions about changes in prepayment tendencies, deposit or loan maturity preferences or repricing time lags that may occur in response to a change in the interest rate environment.

     The following table summarizes the anticipated maturities or repricing of the Bank's interest-earning assets and interest-bearing liabilities as of September 30, 1996, based on the information and assumptions set forth in the notes.

                                                                                   More Than       More Than
                                               Within              Six to           One Year         Three
                                                 Six               Twelve           to Three        Years to
                                               Months              Months            Years         Five Years
                                               ------              ------            -----         ----------
                                                                    (Dollars in thousands)
Interest-earning assets(1):
  Loans receivable(2):
    Mortgage loans:
      Residential                              $ 28,589         $ 19,098         $ 29,759         $ 14,192
      Commercial and multi-family                 4,040            3,604            1,256            1,197
      Construction and land                      11,314
      Consumer and commercial
        business loans                            6,326            2,177            7,091            5,272
                                               --------         --------         --------         --------
        Total loans receivable                   50,269           24,879           38,106           20,661
  Mortgage-related securities(3)                 31,732            7,205           23,945           18,621
  Assets held for sale                            2,447
  Investment securities(4)                        1,000            1,492            1,125
  Interest-earning deposits                       9,824
                                               --------         --------         --------         --------
      Total interest-earning assets            $ 95,272         $ 33,576         $ 63,176         $ 39,282
                                               ========         ========         ========         ========

Interest-bearing liabilities:
  Deposits(5)                                  $ 66,688         $ 55,590         $ 71,528         $ 25,399
  FHLB advances                                  30,900           10,000            5,000              350
                                               --------         --------         --------         --------
      Total interest-bearing liabilities       $ 97,588         $ 65,590         $ 76,528         $ 25,749
                                               ========         ========         ========         ========

Excess (deficiency) of interest-
  earning assets over interest-bearing
  liabilities                                  $ (2,316)        $(32,014)        $(13,352)        $ 13,533
                                               ========         ========         ========         ========

Cumulative excess (deficiency) of
  interest-earning assets over interest-
  bearing liabilities                          $ (2,316)        $(34,330)        $(47,682)        $(34,149)
                                               ========         ========         ========         ========

Cumulative excess (deficiency) of
  interest-earning assets over interest-
  bearing liabilities as a percentage of
  total assets                                     (.79)%         (11.67)%         (16.21)%         (11.61)%
                                               ========         ========         ========         ========


                                               Over
                                               Five
                                              Years              Total
                                              -----              -----

Interest-earning assets(1):
  Loans receivable(2):
    Mortgage loans:
      Residential                              $ 29,166        $120,804
      Commercial and multi-family                   977          11,074
      Construction and land                                      11,314
      Consumer and commercial
        business loans                            2,256          23,122
                                               --------        --------
        Total loans receivable                   32,399         166,314
  Mortgage-related securities(3)                  1,929          83,432
  Assets held for sale                                            2,447
  Investment securities(4)                       15,151          18,768
  Interest-earning deposits                                       9,824
                                               --------        --------
      Total interest-earning assets            $ 49,479        $280,785
                                               ========        ========

Interest-bearing liabilities:
  Deposits(5)                                  $               $219,205
  FHLB advances                                     490          46,740
                                               --------        --------
      Total interest-bearing liabilities       $    490        $265,945
                                               ========        ========

Excess (deficiency) of interest-
  earning assets over interest-bearing
  liabilities                                  $ 48,989        $ 14,840
                                               ========        ========

Cumulative excess (deficiency) of
  interest-earning assets over interest-
  bearing liabilities                          $ 14,840
                                               ========

Cumulative excess (deficiency) of
  interest-earning assets over interest-
  bearing liabilities as a percentage of
  total assets                                     5.04%
                                               ========

                                            (footnotes on following page)

 (1) Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments based on assumptions estimating the prepayments in the expected interest rate environment. Annual prepayment speeds for loans range from 5% to 15%. Annual prepayment speeds for mortgage-related securities and investment securities range from 9% to 15%.

 (2) Balances have been reduced for non-accruing loans, which amounted to $5.4 million at September 30, 1996 and, with respect to construction loans, the amount of loans in process.

 (3) Includes mortgage-related securities available for sale.

 (4) Includes $2.3 million of stock in the FHLB of Pittsburgh.

 (5) Management believes that the assumptions used by it to evaluate the vulnerability of the Bank's operations to changes in interest rates are conservative and consider them reasonable. However, the interest rate sensitivity of the Bank's assets and liabilities as portrayed in the table above could vary substantially if different assumptions were used or actual experience differs from the assumptions used in the table. Passbook and statement savings accounts are assumed to decay at a rate of 30.0%, 30.0%, and 40.0% in the first three years, respectively. MMDA and NOW accounts are assumed to decay at a rate of 75% and 25%, in one year or less and over one year, respectively. The percentages used in the first year are equally divided over the two six month periods. First Keystone's passbook, statement savings, MMDA and NOW accounts are generally subject to immediate withdrawal. However, management considers a portion of these deposits to be core deposits having significantly longer effective maturities based upon the Bank's retention of such deposits in changing interest rate environments.

     Lending Activities

     Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated (excluding loans held for sale).

                                                                           September 30,
                                               ----------------------------------------------------------------------


                                                        1996                    1995                     1994
                                               ----------------         ----------------        ---------------------


                                                 Amount        %         Amount         %        Amount         %
                                               --------     ------      -------      ------     --------     --------
                                                                         (Dollars in thousands)

Real estate loans:
  Single-family                                  $122,270     68.68%      $115,225   69.01%       $105,728      69.77%
  Multi-family and commercial                      11,129      6.25         11,789     7.06         12,700       8.38
  Construction and land                            17,682      9.93         16,343     9.79         13,805       9.11
                                                  -------   -------        -------   ------        -------     ------
      Total real estate loans                     151,081     84.86        143,357    85.86        132,233      87.26
                                                  -------   -------        -------   ------        -------     ------

Consumer:
  Home equity loans and lines
   of credit                                       20,444     11.48         18,229    10.92         15,603      10.30
  Deposit                                             457       .26            350      .21            374        .25
  Education                                           917       .52          1,010      .60            697        .46
  Other                                             2,212      1.24          1,491      .89            332        .22
                                                  -------   -------        -------   ------        -------    -------
    Total consumer loans                           24,030     13.50         21,080    12.62         17,006      11.23
                                                  -------   -------        -------   ------        -------    -------
Commercial business loans (1)                       2,923      1.64          2,533     1.52          2,288       1.51
                                                  -------   -------        -------   ------        -------    -------
      Total loans receivable                      178,034   100.00%        166,970   100.00%       151,527     100.00%
                                                  -------   ======         -------   ======        -------    ======

Less:

  Loans in process (construction                    6,368                    6,070                   6,698
    and land)
  Deferred loan origination fees
    and discounts                                   1,512                    1,411                   1,063
  Allowance for loan losses                         2,624                    1,487                   1,540
                                                  -------                  -------                 -------
                                                   10,504                    8,968                   9,301
                                                  -------                  -------                 -------
    Total loans receivable, net                  $167,530                 $158,002                $142,226
                                                  =======                  =======                 =======









                                                           September 30,
                                        --------------------------------------------------


                                                1993                          1992
                                        ---------------------        ---------------------


                                          Amount           %           Amount          %
                                        ---------     ----------     -------      ---------

Real estate loans:
  Single-family                            $107,999       74.72%       $116,380       74.39%
  Multi-family and commercial                13,069         9.04         13,873        8.87
  Construction and land                      11,675         8.08         17,369       11.10
                                             ------       ------        -------      ------
      Total real estate loans               132,743        91.84        147,622       94.36
                                            -------       ------        -------      ------

Consumer:
  Home equity loans and lines
   of credit                                  7,995         5.53          6,824        4.36
  Deposit                                       477          .33            460         .29
  Education                                     669          .46            650         .41
  Other                                          39          .04             27         .02
                                            -------      -------        -------     -------
    Total consumer loans                      9,180         6.36          7,961        5.08
                                            -------      -------        -------     -------
Commercial business loans (1)                 2,608         1.80            870         .56
                                            -------      -------        -------     -------
      Total loans receivable                144,531       100.00%       156,453      100.00%
                                            -------      =======        --------     =======

Less:

  Loans in process (construction              4,984                       5,291
    and land)
  Deferred loan origination fees
    and discounts                             1,096                       1,273
  Allowance for loan losses                   1,265                       2,150
                                            -------                     -------
                                              7,345                       8,714
                                            -------                     -------
    Total loans receivable, net            $137,186                    $147,739
                                            =======                     =======

-----------------------------

 (1) Consists as of September 30, 1996 of $1.6 million and $2.2 million of consumer and commercial business loans, respectively purchased from the Bennett Funding Companies. See "-Asset Quality - Non-Performing Assets."

     Contractual Principal Repayments. The following table sets forth the scheduled contractual maturities of the Bank's loans held to maturity at September 30, 1996. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank's loan portfolio held to maturity.

                                                                           Real Estate Loans
                                                      ---------------------------------------------------------
                                                                        Multi-family
                                                                            and        Construction
                                                      Single-family     Commercial       and Land       Total
                                                      -------------     ----------       --------      --------
                                                                      (In Thousands)
Amounts due in:
  One year or less                                      $  5,618           $   488       $11,942       $ 18,048
  After one year through three years                      12,429             1,111         4,922         18,462
  After three years through five years                     8,897             1,319           818         11,034
  After five years through ten years                      21,961             3,822                       25,783
  After ten years through twenty
    years                                                 43,198             4,389                       47,587
  Over twenty years                                       30,167                                         30,167
                                                        --------           -------       -------       --------
    Total(1)                                            $122,270           $11,129       $17,682       $151,081
                                                        ========           =======       =======       ========

Interest rate terms on amounts due after one year:

  Fixed                                                                                                $ 70,113
  Adjustable                                                                                             62,920
                                                                                                       --------
    Total(1)                                                                                           $133,033
                                                                                                       ========

                                             Consumer and
                                               Commercial
                                            Business Loans              Total
                                           ----------------      ----------------

Amounts due in:
  One year or less                           $  8,424                  $ 26,472
  After one year through three years            6,281                    24,743
  After three years through five years          5,088                    16,122
  After five years through ten years            4,936                    30,719
  After ten years through twenty
    years                                       2,224                    49,811
  Over twenty years                                                      30,167
                                             --------                  --------
    Total(1)                                 $ 26,953                  $178,034
                                             ========                  ========

Interest rate terms on amounts due after one year:

  Fixed                                      $ 18,529                  $ 88,642
  Adjustable                                                             62,920
                                             --------                  --------

    Total(1)                                 $ 18,529                  $151,562
                                             ========                  ========

-----------------------------

(1) Does not include adjustments relating to loans in process, allowances for loan losses and deferred fee income.

     Scheduled contractual amortization of loans does not reflect the expected term of the Bank's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are lower than current mortgage loan rates (due to refinancings of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

     Loan Origination, Purchase and Sales Activity. The following table shows the loan origination, purchase and sale activity of the Bank during the periods indicated.

                                                                                  Year Ended September 30,
                                                                                  ------------------------

                                                                        1996                 1995                1994
                                                                        ----                 ----                ----
                                                                                        (In thousands)


Gross loans at beginning of period(1)                                     $167,027             $151,695            $145,776
                                                                          --------             --------            --------
Loan originations for investment:
  Real estate:

    Residential                                                             23,766               24,562              19,163
    Commercial and multi-family                                                399                                      925
    Construction                                                            15,875               16,523              13,970
                                                                            ------              -------             -------
      Total real estate loans originated
        for investment                                                      40,040               41,085              34,058
   Consumer                                                                  9,738                9,063              11,540
   Commercial business                                                         875                2,872                 426
                                                                            ------              -------             -------
      Total loans originated for
        investment                                                          50,653               53,020              46,024
Loans originated for resale                                                 30,239                5,501              27,996
                                                                           -------              -------              ------
      Total originations                                                    80,892               58,521              74,020
                                                                           -------              -------             -------
Deduct:
  Principal loan repayments and
    prepayments                                                           (37,811)             (36,077)            (38,745)
  Transferred to real estate owned                                         (1,768)                (507)               (283)
  Loans sold in secondary market                                          (27,849)              (6,605)            (29,073)
                                                                          -------               ------             -------
      Subtotal                                                            (67,428)             (43,189)            (68,101)
                                                                          -------              -------             -------
Net increase  in loans(1)                                                  13,464               15,332               5,919
                      --                                                   ------               ------               -----

Gross loans at end of period(1)                                          $180,491             $167,027            $151,695
                                                                          =======              =======             =======



------------------------------

(1) Includes loans held for sale of $2.4 million, $57,000 and $168,000 at September 30, 1996, 1995 and 1994, respectively.

     The lending activities of the Bank are subject to written underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Applications for all types of loans are taken at all of the Bank's branch offices by the branch manager or other designated loan officers. Applications for single-family residential mortgage loans also are obtained through loan originators who are employees of the Bank. The Bank's loan originators will take loan applications outside of the Bank's offices at the customer's convenience and are compensated on a commission basis. The Mortgage Lending Department supervises the process of obtaining credit reports, appraisals and other documentation involved with a loan. The Bank generally requires that a property appraisal be obtained in connection with all new mortgage loans. Property appraisals generally are performed by an independent appraiser from a list approved by the Bank's Board of Directors. The Bank requires that title insurance (other than with respect to home equity loans) and hazard insurance be maintained on all security properties and that flood insurance be maintained if the property is within a designated flood plain.

     Residential mortgage loan applications are primarily developed from referrals from real estate brokers and builders, existing customers and walk-in customers. Residential mortgage loans also are originated through correspondents. Commercial and multi-family real estate loan applications are obtained primarily from previous borrowers, direct solicitations by Bank personnel, as well as referrals. Consumer loans originated by the Bank are obtained primarily through existing and walk-in customers who have been made aware of the Bank's programs by advertising and other means.

     Applications for residential mortgage loans which are originated for resale in the secondary market or loans designated for portfolio retention that conform to the requirements for resale into the secondary market and do not exceed Federal National Mortgage Association ("FNMA")/Federal Home Loan Mortgage Corporation ("FHLMC") limits are approved by the Bank's Chief Lending Officer or in his absence, by the Senior Loan Underwriter or Loan Committee (a committee comprised of three directors and the Bank's Chief Lending Officer). All other first mortgage loans (commercial and multi-family residential real estate and construction loans) and residential mortgage loans in excess of FNMA/FHLMC maximum amounts, currently $203,150, but less than $500,000 must be approved by the Loan Committee. All first mortgage loans in excess of $500,000 must be approved by the Board or the Executive Committee thereof. All mortgage loans which do not require approval by the Bank's Board of Directors are submitted to the Board at its next meeting for review and ratification. Home equity loans and lines of credit up to $50,000 can be approved by the Chief Lending Officer, the Vice President of Construction Loans and the Senior Loan Underwriter. Loans in excess of such amount must be approved by the Loan Committee.

     Applications for non-conforming residential real estate loans, submitted by correspondents and sold servicing released into the secondary market, are packaged and submitted for pre-approval to the buyer prior to closing. The Bank, from time to time, also originates non-conforming loans in accordance with the buyers' underwriting standards and sells them in bulk into the secondary market.

     Single-Family Residential Loans. Substantially all of the Bank's single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration or partially guaranteed by the Department of Veterans Affairs. The vast majority of the Bank's single-family residential mortgage loans are secured by properties located in Pennsylvania, primarily in the Delaware and Chester Counties, and are originated under terms and documentation which permit their sale to the FHLMC or FNMA. The Bank, consistent with its asset/liability management strategies, sells some of its newly originated longer term fixed-rate residential mortgage loans and to a limited degree, existing longer term fixed-rate residential mortgage loans while retaining adjustable-rate mortgage loans and shorter term fixed-rate residential mortgage loans. See "- Mortgage-Banking Activities."

     The single-family residential mortgage loans offered by the Bank currently consist of fixed-rate loans, including bi-weekly and balloon loans, and adjustable-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank's fixed-rate loans are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the FHLMC and the FNMA, and other investors in the secondary mortgage market. The Bank also offers bi-weekly loans under the terms of which the borrower makes payments every two weeks. Although such loans have a 30 year amortization schedule, due to the bi-weekly payment schedule, such loans repay substantially more rapidly than a standard monthly amortizing 30-year fixed-rate loan. The Bank also offers five and seven year balloon loans which provide that the borrower can conditionally renew the loan at a to-be-determined rate for the remaining 25 or 23 years, respectively, of the amortization period. At September 30, 1996, $69.4 million, or 56.7%, of the Bank's single-family residential mortgage loans were fixed-rate loans, including $21.3 million of bi-weekly fixed-rate residential mortgage loans.

     The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one or three years in accordance with a designated index, such as U.S. Treasury obligations, adjusted to a constant maturity ("CMT"), plus a stipulated margin. The Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a cap of 6% over the life of the loan. In order to increase acceptance of adjustable-rate loans, the Bank recently has been originating loans which are fixed for a period of ten years and then convert to a one-year adjustable-rate loan. The Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. Although the Bank does offer adjustable-rate loans with initial rates below the fully indexed rate, such loans are underwritten using methods approved by FHLMC and FNMA which allow borrowers to be qualified at 2% above the discounted loan rate. At September 30, 1996, $52.9 million or 43.3% of the Bank's single-family residential mortgage loans were adjustable-rate loans.

     Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates increase the loan payment by the borrower increases to the extent permitted by the terms of the loan, thereby increasing the potential for default. Moreover, as with fixed-rate loans, as interest rates increase, the marketability of the underlying collateral property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date because of the generally stable interest rate environment in recent years, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

     For conventional residential mortgage loans held in the portfolio and also for those loans originated for sale in the secondary market, the Bank's maximum loan-to-value ratio is 95%, and is based on the lesser of sales price or appraised value. On all loans with a loan-to-value ratio of over 80%, private mortgage insurance is required in an amount which reduces the Bank's exposure to 75%.

     Commercial and Multi-Family Residential Real Estate Loans. The Bank has maintained a relative constant investment in commercial and multi-family lending for many years. The Bank continues to maintain its involvement in commercial real estate lending and intends to moderately increase the amount of such loans in the Bank's portfolio. Such loans are being extended primarily to small and medium-sized businesses located in the Bank's primary market area, a portion of the market that the Bank believes has been underserved in recent years. Loans secured by commercial and multi-family real estate amounted to $11.1 million, or 6.3%, of the Bank's total loan portfolio, at September 30, 1996. The Bank's commercial multi-family residential real estate loans are secured by professional office buildings, small retail establishments, warehouses and apartment buildings (with 36 units or less) located in the Bank's market area.

     The Bank's multi-family residential and commercial real estate loans generally are either one-year or three-year adjustable-rate loans indexed to the CMT plus a margin. Generally, fees of 1% to 3% of the principal loan balances are charged to the borrower upon closing. Although terms for multi-family residential and commercial real estate loans may vary, the Bank's underwriting standards generally provide for terms of up to 25 years with amortization of principal over the term of the loan and loan-to-value ratios of not more than 75%. Generally, the Bank obtains personal guarantees of the principals of the borrower as additional security for any commercial real estate and multi-family residential loans and requires that the borrower have at least a 25% equity investment in any such property.

     The Bank evaluates various aspects of commercial and multi-family residential real estate loan transactions in an effort to mitigate risk to the extent possible. In underwriting these loans, consideration is given to the stability of the property's cash flow history, future operating projections, current and projected occupancy, position in the market, location and physical condition. In recent periods, the Bank has also generally imposed a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 110%. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower and guarantor, if applicable. An appraisal report is prepared by a state-licensed and certified appraiser (generally MAI qualified) commissioned by the Bank to substantiate property values for every commercial real estate and multi-family loan transaction. All appraisal reports are reviewed by the Bank prior to the closing of the loan.

     Multi-family and commercial real estate lending entails different and significant risks when compared to single-family residential lending because such loans often involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. The Bank attempts to minimize its risk exposure by limiting such lending to proven developers/owners, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and periodically monitoring the operation and physical condition of the collateral.

     Construction Loans. Substantially all of the Bank's construction loans have consisted of loans to construct single-family properties extended either to individuals or to selected developers with whom the Bank is familiar to build such properties on a pre-sold or limited speculative basis. With respect to loans to individuals, such loans have a maximum term of six months, have variable rates of interest based upon the prime rate published in the Wall Street Journal ("Prime Rate") plus a margin, have loan-to-value ratios of 80% or less of the appraised value upon completion and generally do not require the amortization of principal during the term. Upon completion of construction, the loans convert to permanent residential mortgage loans.

     The Bank also provides construction loans and lines of credit to developers. The majority of such loans consist of loans to selected local developers with whom the Bank is familiar to build single-family dwellings on a pre-sold or, to a significantly lesser extent, on a speculative basis. The Bank generally limits to two the number of unsold units which a developer may have under construction in a project. Such loans generally have terms of 24 months or less, have maximum loan-to-value ratios of 75% of the appraised value upon completion and generally do not require the amortization of the principal during the term. The loans are made with floating rates of interest based on the Prime Rate plus a margin adjusted on a monthly basis. The Bank also receives origination fees, which generally range from 1.0% to 3.0% of the commitment. The borrower is required to fund a portion of the project's costs, the exact amount determined on a case-by-case basis. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and which have added to the value of the project. Only interest payments are due during the construction phase and the Bank may provide the borrower with an interest reserve from which it can pay the stated interest due thereon. The Bank's construction loans include loans to the developers to acquire the necessary land, develop the site and construct the residential units ("ADC loans"). At September 30, 1996, construction loans included $851,000 of ADC loans. At September 30, 1996, Paine Webber Group Inc. residential construction loans totalled $10.6 million, or 5.9%, of the total loan portfolio, of which $8.8 million consisted of construction loans to developers.

     The Bank also will originate ground or land loans, both to individuals to purchase a building lot on which he intends to build his primary residence, as well as to developers to purchase lots to build speculative homes at a later date. Such loans have terms of 36 months or less with a maximum loan-to-value ratio of 75% of the lower of appraised value or sale price with respect to loans to individuals and 65% of the lower of appraised value or sales price with respect to loans to developers. The loans are made with floating rates based on the Prime Rate plus a margin. The Bank also receives origination fees, which generally range between 1.0% and 3.0% of the loan amount. At September 30, 1996, land loans (including loans to acquire and develop land) totalled $7.1 million or 4.0% of the total loan portfolio.

     Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property by an independent state-licensed and qualified appraiser approved by the Board of Directors. In addition, during the term of the construction loan, the project is inspected by an independent inspector.

     Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost

(including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project, when completed, having a value which is insufficient to assure full repayment. Loans on lots may run the risk of adverse zoning changes, environmental or other restrictions on future use.

     Consumer Lending Activities. The Bank offers consumer loans in order to provide a full range of retail financial services to its customers. At September 30, 1996, $24.0 million, or 13.5%, of the Bank's total loan portfolio was comprised of consumer loans. The Bank originates substantially all of such loans in its primary market area.

     The largest component of the Bank's consumer loan portfolio consists of home equity loans and home equity lines of credit (a form of revolving credit), both of which are secured by the underlying equity in the borrower's primary residence. Home equity loans are amortizing loans with fixed interest rates and maximum terms of 15 years while equity lines of credit have adjustable interest rates indexed to the Prime Rate. Generally home equity loans or home equity lines do not exceed $100,000. The Bank's home equity loans and lines of credit generally require combined loan-to-value ratios of 80% or less. At September 30, 1996, home equity loans amounted to $20.4 million, or 11.5%, of the Bank's total loan portfolio.

     At September 30, 1996, the remaining portion of the Bank's consumer loan portfolio was comprised of education, deposit and other consumer loans. At September 30, 1996, the Bank had $917,000 or .52% of education loans, all of which were underwritten to conform with the standards of the Pennsylvania Higher Education Agency. Deposit loans and other consumer loans totalled $2.7 million, or 1.5%, of the Bank's total loan portfolio at September 30, 1996. In April, 1995 the Bank introduced their own credit card program. The credit cards were offered to only the Bank's most creditworthy customers. At September 30, 1996, these loans totalled $465,000 or .26% of the total loan portfolio. Consumer loans also included certain consumer leases purchased from the Bennett Funding Group of $1.6 million. See "-Asset Quality - Non-Performing Assets" for a discussion of the Bank's non-performing consumer loans.

     Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. These risks are not as prevalent in the case of the Bank's consumer loan portfolio, however, because a high percentage of the portfolio is comprised of home equity loans and home equity lines of credit which are secured by real estate and underwritten in a manner such that they result in a lending risk which is substantially similar to single-family residential loans.

     Commercial Business Loans. At September 30, 1996, lease financing receivables amounted to $2.2 million or 1.2% of the Bank's total loan portfolio. The remainder of commercial business loans consist of a limited number of commercial lines of credit secured by real estate. A majority of such portfolio consisted of office equipment and other leases purchased from the Bennett Funding Group, a leasing company located in Syracuse, New York. Such lines totalled $763,000 or .43% of the Bank's total loan portfolio at September 30, 1996. See "-Asset Quality - Non- Performing Assets" for a discussion of the Bank's non-performing commercial business loans.

The Bank is in the process of developing a commercial business lending policy and procedures for small businesses located in the Bank's primary market area. The Bank is expected to moderately grow this portfolio in the coming year.

     Mortgage-Banking Activities. Due to customer preference for fixed-rate loans, especially during the stable mortgage interest rate environment in 1996 and 1995, the Bank has continued to originate fixed-rate loans. Long term, generally 30 years, fixed rate loans not taken into portfolio for asset/liability purposes are sold into the secondary market. In addition, the Bank has developed a product for sale in the secondary market for non-conforming jumbo and impaired credit loans. The Bank sold a substantial amount of the long-term 30 year, fixed-rate conforming and non-conforming mortgage loans originated during fiscal 1996 and 1994 and, to a lesser extent, during fiscal 1995. The Bank's net gain on sales of mortgage loans amounted to $209,000, $53,000 and $350,000 during the years ended September 30, 1996, 1995 and 1994, respectively. Due to the general increases in rates in fiscal 1995, mortgage originations declined significantly for both the Bank and the mortgage industry. The development of non-conforming loan products, whose loan rates generally do not fluctuate during the interest rate cycles, should smooth out originations over various interest rate cycles. The Bank had $2.4 million and $57,000 of mortgage loans held for sale at September 30, 1996 and 1995, respectively.

     The Bank's conforming mortgage loans sold to others are sold, generally with servicing retained, on a loan-by-loan basis primarily to the FHLMC and the FNMA. A period of less than five days generally lapses between the closing of the loan by the Bank and its purchase by the investor. Mortgages with established interest rates generally will decrease in value during periods of increasing interest rates. Accordingly, fluctuations in prevailing interest rates may result in a gain or loss to the Bank as a result of adjustments to the carrying value of loans held for sale or on sale of loans. The Bank attempts to protect itself from these market fluctuations through the use of forward commitments at the time of the rate lock-in by the borrower. These commitments are mandatory delivery contracts with FHLMC and FNMA within a certain time frame and within certain dollar amounts and a price determined at the commitment date. Market risk does exist as non-refundable points paid by the borrower may not be sufficient to offset fees associated with closing the forward commitment contract. Non-conforming mortgage loans sold to others are sold, servicing released, on a loan-by-loan basis and are generally pre-approved by the buyer prior to closing.

     Borrowers are generally charged an origination fee, which is a percentage of the principal balance of the loan. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," the various fees received by the Bank in connection with the origination of loans are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. However, when such loans are sold, the remaining unamortized fees (which is all or substantially all of such fees due to the relatively short period during which such loans are held) are recognized on the sale of loans held for sale.

     The Bank, for conforming loan products, generally retains the servicing on all loans sold to others. In addition, the Bank services substantially all of the loans which it retains in portfolio. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making advances to cover delinquent payments, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans. Funds that have been escrowed by borrowers for the payment of mortgage-related expenses, such as property taxes and hazard and mortgage insurance premiums, are maintained in noninterest-bearing accounts at the Bank.

     The following table presents information regarding the loans serviced by the Bank for others at the dates indicated. Substantially all the loans were secured by properties in Pennsylvania. A small percentage of the loans are secured by properties located in Delaware, Maryland and New Jersey.

                                                                       September 30,
                                                        -------------------------------------------

                                                        1996               1995                1994
                                                        ----               ----                ----
                                                                       (In thousands)
Loans originated by the Bank
and serviced for:
  FNMA                                                  $  5,817            $  6,513            $  7,612
  FHLMC                                                  121,029             127,831             132,980
  Others                                                     383                 293                 312
                                                        --------            --------            --------
    Total loans serviced for others                     $127,229            $134,637            $140,904
                                                        ========            ========            ========


     The Bank receives fees for servicing mortgage loans, which generally amount to 0.25% per annum on the declining principal balance of mortgage loans. Such fees serve to compensate the Bank for the costs of performing the servicing function. Other sources of loan servicing revenues include late charges. For years ended September 30, 1996, 1995 and 1994, the Bank earned gross fees of $331,000, $357,000 and $375,000, respectively, from loan servicing. The Bank retains a portion of funds received from borrowers on the loans it services for others in payment of its servicing fees received on loans serviced for others. In July 1994, the Bank acquired the servicing rights related to $25.0 million of single-family residential mortgage loans for $337,000. Such loans consist primarily of long-term, fixed-rate loans secured by owner occupied properties located in Eastern Pennsylvania.

     Loans-to-One Borrower Limitations. Regulations impose limitations on the aggregate amount of loans that a savings institution could make to any one borrower, including related entities. Under such regulations, the permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1996, the Bank's five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $1.1 million to $3.8 million (loans to Bennett Funding Group - See "-Asset Quality - Non-Performing Assets") , and the Bank's loans-to-one borrower limit was $3.8 million at such date.

ASSET QUALITY

     General. As a part of the Bank's efforts to improve its asset quality, it has developed and implemented an asset classification system. All of the Bank's assets are subject to review under the classification system, but particular emphasis is placed on the review of multi-family and commercial real estate loans, construction loans and commercial business loans. All assets of the Bank are periodically reviewed and the classification recommendations submitted to the Asset Classification Committee at least monthly. The Asset Classification Committee is composed of the President and Chief Executive Officer, the Chief Financial Officer, the Chief Lending Officer, the Vice President of Loan Administration and one outside director. All assets are placed into one of four categories -Pass, Substandard, Doubtful and Loss. The criteria used to review and establish each asset's classification are substantially identical to the asset classification system used by the Office of Thrift Supervision (the "OTS") in connection with the examination process. As of September 30, 1996, the Bank did not have any assets which it had classified as doubtful and loss. See "- Non-Performing Assets" and "- Other Classified Assets" for a discussion of certain of the Bank's assets which have been classified as substandard and of the regulatory classification standards generally.

     When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made 30 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, late charges are assessed and additional efforts are made to collect the loan. While the Bank generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Bank institutes foreclosure or other proceedings, as necessary, to minimize any potential loss.

     Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Bank does not accrue interest on loans past due 90 days or more. See
Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders' for the year ended September 30, 1996 set forth as Exhibit 13 hereto ( "Annual Report").

     Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. Real estate owned is initially recorded at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expenses and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value.

     Under GAAP, the Bank is required to account for certain loan modifications or restructuring as "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that the Bank would not otherwise consider under current market conditions. Debt restructuring or loan modifications for a borrower do not necessarily always constitute troubled debt restructuring, however, and troubled debt restructuring do not necessarily result in non-accrual loans.

     Delinquent Loans. The following table sets forth information concerning delinquent loans at the dates indicated, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                     September 30, 1996
                            ---------------------------------------------------------------------
                                        30-59 Days                            60-89 Days
                            -----------------------------         -------------------------------
                                                   Percent                              Percent
                                                      of                                   of
                                                     Loan                                 Loan
                                 Amount            Category           Amount            Category
                            -------------      -------------      -------------     -------------
                                                    (Dollars in thousands)

Real estate loans:
  Single-family
    residential                       $928            63.60%               $614            99.84%
  Commercial and
   multi-family
  Construction                         528             36.19
Consumer loans                           2               .14
Commercial business
  loans                                  1               .07                  1               .16
                                     -----         ---------               ----           -------

    Total                          $ 1,459           100.00%               $615           100.00%
                                    ======           ======                 ===           ======

                                                     September 30, 1995
                              ---------------------------------------------------------------
                                          30-59 Days                          60-89 Days
                              ----------------------------        ---------------------------
                                                  Percent                            Percent
                                                    of                                 of
                                                   Loan                               Loan
                                   Amount        Category           Amount          Category
                              -------------   ------------        -------------    -----------
                                                (Dollars in thousands)

Real estate loans:
  Single-family
    residential                       $1,335        75.68%           $74             66.07%
  Commercial and
   multi-family
  Construction                           429         24.32            37             33.04
Consumer loans
Commercial business
  loans                                                                1               .89
                                     -------     ---------          ----            -------

    Total                            $ 1,764       100.00%          $112            100.00%
                                      ======       =======           ===            ======

         Non-Performing Assets. The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated. The Bank did not have any accruing loans more than 90 days delinquent at any of the periods presented.

                                                                   September 30,
                                        -----------------------------------------------------------

                                        1996           1995           1994        1993         1992
                                        ----           ----           ----        ----         ----
                                                            (Dollars in thousands)
Non-performing loans:

  Single-family residential             $1,466        $1,986        $1,907        $1,649        $1,973

  Commercial and multi-
   family(1)                                55            22         2,400         2,686         2,800
  Construction(2)                                        888           872         1,027           258
  Consumer                               1,666             2             1             1             1
  Commercial business                    2,165           258           196           121
                                        ------        ------        ------        ------        ------
    Total non-performing loans           5,352         3,156         5,376         5,484         5,032
                                        ------        ------        ------        ------        ------

REO                                      1,557           465           503           971         2,084
    Total non-performing assets         $6,909        $3,621        $5,879        $6,455        $7,116
                                        ======        ======        ======        ======        ======

Troubled debt restructuring (1)                       $2,348
                                        ======        ======        ======        ======        ======

Total non-performing loans and
  troubled debt restructuring
  as a percentage of gross loans

  receivable (3)                          3.10%         3.45%         3.73%         3.92%         3.32%
                                        ======        ======        ======        ======        ======

Total non-performing assets
  as a percentage of total assets         2.35%         1.29%         2.43%         2.76%         3.06%
                                        ======        ======        ======        ======        ======

Total non-performing assets and
  troubled debt restructuring as
  percentage of total assets              2.35%         2.12%         2.43%         2.76%         3.06%
                                        ======        ======        ======        ======        ======




-------------------------------

 (1) Consist of two loans and one loan at September 30, 1996 and 1995, respectively. For fiscal 1994 and earlier years, consists primarily of one loan restructured during fiscal 1995. The loan has been performing in accordance with the terms of the agreement since the restructuring.

 (2) Consist of two loans at September 30, 1995 and one loan at September 30, 1994 and 1993.

 (3) Includes loans receivable and loans available for sale, less construction and land loans in process and deferred loan origination fees and discounts.

         The Bank's total non-performing assets and troubled debt restructuring have increased from $6.0 million, or 2.12%, at September 30, 1995 to $6.9 million, or 2.35% at September 30, 1996. The primary reason for the increase was the addition of certain consumer and commercial lease financings related to the Bennett Funding Group ("Bennett Funding").

         Between September 1992 and March 1996, the Company purchased 16 separate pools of lease financings from Bennett Funding and its affiliates with a total balance outstanding as of September 30, 1996 of $3.8 million. Included in the total balance were $890,00 in equipment leases (some of which are insured by a private insurer), $800,000 in interim contract financings for equipment leases which have not yet been pooled and sold and $380,00 in consumer financings. Also included in the Company's total balance were $1.3 million in consumer receivables issued by Resort Funding, Inc., an affiliate of Bennett Funding, secured by timeshare financing contracts and $475,000 in equipment leases from Aloha Capital Corp., another affiliate of Bennett Funding. On March 29, 1996, Bennett Funding filed for Chapter 11 bankruptcy protection. On April 24, 1996, Aloha Capital Corp. and certain other Bennett Funding affiliates, including affiliates who act as the processor for payments due holders of lease and loans issued by Bennett Funding and its affiliates, also filed for Chapter 11 bankruptcy protection. Although the Company is continuing to receive payments on the $1.3 million in consumer receivables (approximately $100,000 in principal reduction had been received through September 30, 1996) from Resort Funding, Inc., the Company has chosen to place the entire $3.8 million on non-accrual status and has classified the credits as substandard. Although the Company has not established any specific reserves or charged off any portion of the financings, the Company , in accordance with its policy regarding classified assets, has provided an additional $1.1 million in reserves and has allocated approximately $1.4 million of its unallocated general loss allowance. The Company is actively monitoring the bankruptcy proceedings and is vigorously pursuing all options available to protect its interest. However, no assurance can be given that significant additional provisions or charge offs will not be required or that losses will not be incurred in connection with the resolution of the situation.

         The $1.5 million of non-performing single-family residential loans at September 30, 1996 consisted of 39 loans, with principal balances ranging from $3,400 to $216,000 with an average of approximately $38,000. Many of such loans are involved in bankruptcy proceedings which increases the period of time it takes the Bank to resolve such assets.

         At September 30, 1996, the $1.6 million of REO consisted of four single-family residential properties with an average carrying value of approximately $91,100 and one former construction loan project. The loan was for the acquisition and development of a 107-lot residential townhouse project located in Pennsylvania.. The project currently has 13 units under varying stages of development and 23 building lots. The Company has hired a developer to complete the project and is actively marketing the units.

         Other Classified Assets. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

         At September 30, 1996, the Bank had $6.9 million of assets classified as substandard and no assets classified as doubtful or loss. Substantially all classified assets are also non-performing, except for the Resort Funding consumer receivable loans discussed above that are performing according to their contract terms but have been placed on non-accrual status due to the uncertainty surrounding the bankruptcy.

         Allowance for Loan Losses. The Bank's policy is to establish reserves for estimated losses on delinquent loans when it determines that losses are expected to be incurred on such loans and leases. The allowance for losses on loans is maintained at a level believed adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. The activity in the Bank's allowance for loan losses has remained relatively stable (other than the charge-off in fiscal 1993 related to the Bank's largest non-performing construction loan) and the level of provisions has been relatively small with the exception in fiscal 1996 of an additional $1.1 million provision related to the Bennett Funding Group. As shown in the table below, at September 30, 1995, the Bank's allowance for loan losses amounted to 49.03% and 1.57% of the Bank's non-performing loans and gross loans receivable, respectively.

         Effective December 21, 1993, the OTS, in conjunction with the Office of the Comptroller of the Currency, the FDIC and the Federal Reserve Board, issued a joint policy statement ("Policy Statement") regarding an institution's allowance for loan and lease losses. The Policy Statement, which reflects the position of the issuing regulatory agencies and does not necessarily constitute GAAP, includes guidance (i) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of an institution's loan portfolio. While the Policy Statement sets forth quantitative measures, such guidance is not intended as a "floor" or "ceiling." The review of the Policy Statement did not result in a material adjustment to the Bank's policy for establishing loan losses.

         The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                                                        Year Ending September 30,
                                              ---------------------------------------------------------------------------


                                                  1996            1995             1994            1993          1992
                                              -----------     -----------     -----------     -----------     -----------
                                                                          (Dollars in thousands)
Non-performing loans:
  Single-family residential                       $  (113)         $ (163)          $ (141)        $  (121)     $    (77)
  Construction                                                                                      (1,154)
  Commercial and multi-family
        residential

  Consumer and commercial business                                     (5)
                                                   -------         -------          -------         -------        ------
    Total charged-off loans                          (113)           (168)            (141)         (1,275)          (77)
                                                   -------         -------          -------         -------        ------
Recoveries on loans previously charged off:

  Residential real estate                                              12

  Construction                                                         43                                             23
  Commercial and multi-
     family residential                                                 8

  Consumer and business
                                                   -------         -------          -------         -------       ------
    Total recoveries                                                   63                                             23
                                                   -------         -------          -------         -------       ------

Net loans charged-off                                (113)           (105)            (141)         (1,275)          (54)
Provision for loan losses                           1,250              52              416             390           120
                                                   -------         -------          -------         -------       ------
Allowance for loan losses, end of
period                                             $2,624          $1,487           $1,540          $1,265        $2,150
                                                   ======          ======           ======          ======        ======

Net loans charged-off to average
  interest-earning loans(1)                           .07%            .07%             .10%            .89%          .03%
                                                   ======          ======           ======          ======        ======
Allowance for loan losses
  to gross loans receivable(1)                       1.57%            .93%            1.07%            .91%         1.42%
                                                   ======          ======           ======          ======        ======
Allowance for loan losses
  to non-performing loans                           49.03%          47.12%           28.65%          23.07%        42.72%
                                                   ======          ======           ======          ======        ======

Net loans charged-off to
 allowance for loan losses                           4.31%           7.06%            9.16%         100.79%         2.51%
                                                   ======          ======           ======          ======        ======
Recoveries to charge-offs                                %          37.50%                %            .87%        29.87%
                                                   ======          ======           ======          ======        ======


(1) Gross loans receivable and average interest-earning loans receivable include loans receivable and loans available for sale, less construction and land loans in process and deferred loan origination fees and discounts.

         The following table presents the Bank's allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                                   September 30,
                           -----------------------------------------------------------------------------------------
                                       1996                          1995                           1994
                                       ----                          ----                           ----
                                           % of Loans                    % of Loans                     % of Loans
                                            in Each                        in Each                        in Each
                                           Category to                   Category to                    Category to
                             Amount       Total Loans       Amount       Total Loans       Amount       Total Loans
                           ---------     -----------      ---------     -----------     ----------     -----------
                                                             (Dollars in thousands)

Single-family residential     $  204           68.68%        $  226          69.01%         $  280          69.77%
Commercial and multi-
 family residential                3             6.25            12            7.06            243            8.38
Construction                     290             9.93           615            9.79            481            9.11
Consumer                         370            13.50           100           12.62             79           11.23
Commercial business            1,152             1.64            55            1.52             45            1.51
Unallocated                      605                            479                            412
                              ------          -------        ------         -------         ------         -------
    Total allowance for
      loan losses             $2,624          100.00%        $1,487         100.00%         $1,540         100.00%
                               =====          ======          =====         ======           =====         ======




                                                      September 30,
                                  ------------------------------------------------------
                                             1993                            1992
                                             ----                            ----



                                                  % of Loans                  % of Loans
                                                    in Each                    in Each
                                                  Category to                Category to
                                     Amount       Total Loans      Amount    Total Loans
                                   ---------     -----------     ---------   -----------
                                                  (Dollars in thousands)

Single-family residential             $  282        74.72%     $  324           74.39%
Commercial and multi-                    243         9.04         231            8.87
 family residential                      546         8.08         444           11.10
Construction                              43         6.36          31            5.08
Consumer                                  55         1.80           7             .56
Commercial business                       96                    1,113
Unallocated                          -------      -------      ------         -------

    Total allowance for               $1,265       100.00%     $2,150          100.00%
      loan losses                      =====       ======       =====          ======

         Management of the Bank presently believes that its allowance for loan losses is adequate to cover any potential losses in the Bank's loan portfolio. However, future adjustments to this allowance may be necessary, and the Bank's results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in making its determinations in this regard.

MORTGAGE-RELATED SECURITIES AND INVESTMENT SECURITIES

         Mortgage-Related Securities. Federally chartered savings institutions have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally-insured banks and savings and loan associations, certain bankers' acceptances and Federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly.

         The Bank maintains a significant portfolio of mortgage-related securities as a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and with limited credit risk of default which arises in holding a portfolio of loans to maturity. Mortgage-related securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on mortgage-backed securities are passed from the mortgage originators, as servicer, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the Government National Mortgage Association ("GNMA"). The Bank also invests to a limited degree in certain privately issued, credit enhanced mortgage-related securities rated AAA by national securities rating agencies.

         The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 Federal Home Loan Banks ("FHLBs") and federally insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these, programs which limit is currently $203,150.

         Mortgage-related securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate loans. As a result, the risk characteristics of the underlying pool of mortgages, (i.e., fixed-rate or adjustable rate) as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages.

         The Bank's mortgage-related securities include regular interests in collateralized mortgage obligations ("CMOs"). CMOs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be collateralized by loans or securities which are insured or guaranteed by the FNMA, the FHLMC or the GNMA. In contrast to pass-through mortgage-related securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

         The short-term classes of a CMO usually carry a lower coupon rate than the longer term classes and, therefore, the interest differential cash flow on a residual interest is greatest in the early years of the CMO. As the early coupon classes are extinguished, the residual income declines. Thus, the longer the lower coupon classes remain outstanding, the greater the cash flow accruing to CMO residuals. As interest rates decline, prepayments accelerate, the interest differential narrows, and the cash flow from the CMO declines. Conversely, as interest rates increase, prepayments decrease, generating a larger cash flow to residuals.

         A senior-subordinated structure often is used with CMOs to provide credit enhancement for securities which are backed by collateral which is not guaranteed by FNMA, FHLMC or GNMA. These structures divide mortgage pools into various risk classes: a senior class and one or more subordinated classes. The subordinated classes provide protection to the senior class. When cash flow is impaired, debt service goes first to the holders of senior classes. In addition, incoming cash flows also may go into a reserve fund to meet any future shortfalls of cash flow to holders of senior classes. The holders of subordinated classes may not receive any funds until the holders of senior classes have been paid and, when appropriate, until a specified level of funds has been contributed to the reserve fund.

         Certain CMOs can be classified as "high-risk mortgage securities" under OTS Thrift Bulletin 52 ("TB 52") and its predecessor. Pursuant to TB 52, a savings institution such as the Bank generally may only acquire high-risk mortgage securities, which are defined as any CMO that at the time of purchase, or at any subsequent date, meets any of the three tests set forth therein, to reduce its overall interest rate risk, although an institution with strong capital and earnings and adequate liquidity and that has a closely supervised trading department may acquire such securities if they are reported as trading assets or held for sale at market value. The three tests are an average life test, an average life sensitivity test and a price sensitivity test.

         Mortgage-related securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-related securities are more liquid than individual mortgage loans and may be used to collateralize certain obligations of the Bank. At September 30, 1996, $6.5 million of the Bank's mortgage-related securities were pledged to secure various obligations of the Bank, primarily public deposits. Mortgage-related securities issued or guaranteed by the FNMA or the FHLMC (except interest-only securities or the residual interests in CMOs) are weighted at no more than 20.0% for risk-based capital purposes, compared to a weight of 50.0% to 100.0% for residential loans. See "Regulation - The Bank - Capital Requirements."

         The Bank's mortgage-related securities are classified as either "held to maturity" or "available for sale" based upon the Bank's intent and ability to hold such securities to maturity at the time of purchase, in accordance with GAAP. As of September 30, 1996, the Bank had an aggregate of $83.4 million, or 28.4%, of total assets invested in mortgage-related securities, net, of which $23.2 million was held to maturity and $60.2 million was available for sale. The tables below present the Bank's mortgage-related securities on the basis of these classifications, which were included in the Bank's Consolidated Financial Statements beginning in fiscal 1995. The mortgage-related securities of the Bank which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield, while mortgage-related securities available for sale are carried at the current market value. See Notes 1 and 4 of the Notes to Consolidated Financial Statements in the Annual Report.

                  In November 1995, the Financial Accounting Standards Board (the "FASB") issued a special report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities", (the "Guide"), which discussed through a question and answer format many of the implementation questions that have arisen since the adoption of SFAS 115. Concurrent with the initial adoption of this implementation guidance but no later than December 31, 1995, an enterprise was permitted to reassess the appropriateness of the classifications of all securities held at that time and account and disclose resulting reclassifications in accordance with SFAS 115. The Guide further states that reclassifications from the held-to-maturity category that result from this one-time assessment will not call into question the intent of an enterprise to hold other debt securities to maturity in the future. In December 1995, in accordance with the Guide, the Company reclassified certain securities with an aggregated amortized cost of $50.5 million from held to maturity to available for sale.

The following table sets forth the composition of the Bank's mortgage-related securities portfolio, both held to maturity and available for sale, at the dates indicated.

                                                                                               September 30,
                                                                                               -------------

                                                                                1996               1995              1994
                                                                                ----               ----              ----
Held to maturity:
                                                                                              (In thousands)
Mortgage-backed securities:
  FHLMC                                                                           $ 3,631            $ 8,743           $10,073
  FNMA                                                                             11,383             26,014            28,836
                                                                                   ------             ------            ------
    Total mortgage-backed securities                                               15,014             34,757            38,909
                                                                                   ------             ------            ------
Collateralized mortgage obligations:
    FHLMC                                                                           2,238              8,337            10,959
    FNMA                                                                            5,789             16,968            18,184
    Other                                                                             180                232               317
                                                                                   ------             ------            ------
     Total collateralized mortgage obligations                                      8,207             25,537            29,460
                                                                                   ------             ------            ------
    Total mortgage-related securities, amortized cost                             $23,221            $60,294           $68,369
                                                                                   ======             ======            ======
    Total market value(1)                                                         $22,060            $59,010           $64,880
                                                                                   ======             ======            ======





Available for sale:

Mortgage-backed securities:
  FHLMC                                                                        $ 12,852           $ 3,935
  FNMA                                                                           11,079             2,913
  GNMA                                                                            8,355             1,136
                                                                                 ------             -----
    Total mortgage-backed securities                                             32,286             7,984
                                                                                 ------             -----
Collateralized mortgage obligations:
    FHLMC                                                                         7,298                                  $251
    FNMA                                                                         18,594             9,682
    GNMA                                                                          1,593
    Other                                                                         1,131             1,640
                                                                                 ------            ------
     Total collateralized mortgage obligations                                   28,616            11,322                 251
                                                                                 ------            ------                 ---
    Total mortgage-related securities, amortized cost                           $60,902           $19,306                $251
                                                                                 ======            ======                 ===
    Total market value(1)                                                       $60,211           $19,538                $252
                                                                                 ======            ======                 ===



---------------------------

(1) See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

     The following table sets forth the purchases, sales and principal repayments of the Bank's mortgage-related securities for the periods indicated.

                                                                                               Year Ended September 30,
                                                                                        -----------------------------------

                                                                                      1996            1995           1994
                                                                                      ----            ----           ----
Mortgage-related securities, beginning of period(1)                                  $79,832        $68,620         $65,159
                                                                                     -------        -------         -------
Purchases:
  Mortgage-backed securities - held to maturity                                        1,938                         20,237
  CMO-held to maturity                                                                 2,000                         11,825
  Mortgage-backed securities - available for sale                                     15,471          8,094
  CMO - available for sale                                                             9,997         13,824
Sales:

  Mortgage-backed securities - available for sale                                     (6,422)        (2,250)
  CMO -available for sale                                                             (6,374)
Repayments and prepayments:

  Mortgage-backed securities                                                          (6,467)        (4,241)         (8,538)
  CMO                                                                                 (5,788)        (4,216)        (19,909)
Increase (decrease) in net premium                                                       169           (231)           (154)
Change in net unrealized gain (loss) on mortgage-related securities
    available for sale                                                                  (924)           232
                                                                                     -------        -------        --------
Net increase in mortgage-related securities                                            3,600         11,212           3,461
                                                                                     -------        -------        --------
Mortgage-related securities, end of period(1)                                        $83,432        $79,832         $68,620
                                                                                     =======        =======         =======

--------------------------

(1)  Includes mortgage-related securities available for sale.

     At September 30, 1996, the weighted average contractual maturity of the Bank's fixed-rate mortgage-backed securities was approximately 15.0 years. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of rising mortgage interest rates, if the coupon rates of the underlying mortgages are less than the prevailing market interest rates offered for mortgage loans, refinancings generally decrease and slow the prepayment of the underlying mortgages and the related securities. Conversely, during periods of falling mortgage interest rates, if the coupon rates of the underlying mortgages exceed the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related securities. Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-related securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable yield. At September 30, 1996, of the $23.2 million of mortgage-related securities held to maturity, an aggregate of $12.4 million were secured by fixed-rate securities and an aggregate of $10.8 million were secured by adjustable-rate securities.

     Investment Securities. The following table sets forth information regarding the carrying and market value of the Bank's investment securities at the dates indicated.

                                                                        At September 30,
                                  ----------------------------------------------------------------------------------
                                          1996                      1995                        1994
                                          ----                      ----                        ----

                                  Carrying     Fair        Carrying         Fair         Carrying         Fair
                                    Value      Value         Value          Value          Value          Value
                                    -----      -----         -----          -----          -----          -----
                                                                (In thousands)

FHLB stock                       $ 2,337       $ 2,337       $ 1,492       $ 1,492       $ 1,370       $ 1,370
U.S. Government and agency
 obligations                      16,500        16,388        10,565        10,505        12,000        11,725
Municipal securities                 145           144           145           145           145           140
                                 -------       -------       -------       -------       -------       -------
    Total                        $18,982       $18,869       $12,202       $12,142       $13,515       $13,235
                                 =======       =======       =======       =======       =======       =======





     At September 30, 1996, all of the Bank's investment securities had a contractual maturity of between one and ten years and such portfolio had a weighted average yield of 6.62%.

SOURCES OF FUNDS

     General. The Bank's principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through the Bank's branch offices. The Bank also derives funds from contracted payments and prepayments of outstanding loans and mortgage-related securities, from sales of loans, from maturing investment securities and from advances from the FHLB of Pittsburgh and other borrowings. Loan repayments are a relatively stable source of funds, while deposits inflows and outflows are significantly influenced by general interest rates and money market conditions. The Bank uses borrowings to supplement its deposits as a source of funds.

     Deposits. The Bank's current deposit products include passbook accounts, NOW accounts, MMDA, certificates of deposit ranging in terms from 30 days to five years and noninterest-bearing personal and business checking accounts. The Bank's deposit products also include Individual Retirement Account ("IRA") certificates and Keogh accounts.

     The Bank's deposits are obtained primarily from residents in Delaware and Chester Counties in southeastern Pennsylvania. The Bank attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient branch office locations and service hours. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print media and radio advertising and direct mailings. However, the Bank does not solicit funds through deposit brokers nor does it pay any brokerage fees if it accepts such deposits. The Bank participates in the regional ATM network known as MAC(R).

     The Bank has been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. With the significant decline in interest rates paid on deposit products, the Bank in recent years has experienced disintermediation of deposits into competing investment products.

     The following table shows the distribution of, and certain information relating to, the Bank's deposits by type of deposit as of the dates indicated.

                                                                  September 30,
                             -------------------------------------------------------------------------------------
                                         1996                           1995
                                         ----                           ----
                                Amount          Percent         Amount        Percent         Amount        Percent
                                ------          -------         ------        -------         ------        -------
                                                              (Dollars in thousands)
Passbook and statement
 savings accounts                $ 41,504           18.93%    $ 43,088           19.25%    $ 53,124           24.59%
MMDA                               16,159            7.37       17,892            8.00       24,818           11.49
NOW accounts                       28,085           12.81       26,621           11.90       24,685           11.42
Certificates of deposit           128,747           58.73      126,985           56.75      110,696           51.23
Noninterest-bearing
 deposits                           4,710            2.16        9,167            4.10        2,742            1.27%
                                 --------          ------     --------          ------     --------          ------
  Total deposits at end of
    period                       $219,205          100.00%    $223,753          100.00%    $216,065          100.00%
                                 ========          ======     ========          ======     ========          ======





The following table sets forth the net savings flows of the Bank during the periods indicated.

                                                 Year Ended September 30,
                                                 ------------------------
                                       1996               1995            1994
                                       ----               ----            ----

                                                      (In thousands)

Decrease before interest credited       $(13,152)       $ (1,040)       $(12,170)

Interest credited                          8,604           8,728           9,874
                                        --------        --------        --------

Net savings increase (decrease)         $ (4,548)       $  7,688        $ (2,296)
                                        ========        ========        ========



---------------------


     The following table sets forth maturities of the Bank's certificates of deposit of $100,000 or more at September 30, 1996 by time remaining to maturity.

                                                                    Amounts in
                                                                     Thousands
                                                                     ---------
Three months or less                                                     $2,915
Over three months through six months                                        842
Over six months through twelve months                                     3,669
Over twelve months                                                        2,400
                                                                         ------
                                                                         $9,826
                                                                         ======

     The following table presents, by various interest rate categories, the amount of certificates of deposit at September 30, 1996 and 1995, and the amounts at September 30, 1996 which mature during the periods indicated.


                                                             Amounts at September 30, 1996
                             September 30,                            Maturing Within
                        -----------------------       ---------------------------------------------------
 Certificates of
    Deposit               1996           1995         One Year     Two Years     Three Years   Thereafter
                        --------       --------       --------     ---------     -----------   ----------
                                                          (In thousands)

 4.0% or less           $  1,740       $  6,094       $ 1,740
 4.01% to 6.0%           103,038         67,685        63,588       $19,856       $4,024       $15,570
 6.01% to 8.0%            21,092         30,430         7,815         1,618        1,863         9,796
 8.01% to 10.0%            2,877         22,776                       1,986          891
                        --------       --------       -------       -------       ------       -------
Total certificate
  accounts              $128,747       $126,985       $73,143       $23,460       $6,778       $25,366
                        ========       ========       =======       =======       ======       =======

The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.


                                                                 September 30,
                               -----------------------------------------------------------------------------------

                                        1996                          1995                         1994
                               ------------------------      -----------------------       -----------------------
                                               Average                      Average                        Average
                               Average          Rate         Average          Rate         Average            Rate
                               Balance         Paid          Balance          Paid         Balance           Paid
                              --------       --------        --------       --------       --------       --------
                                                             (Dollars in thousands)
Passbook and statement

 savings accounts             $ 42,270           2.44%       $ 47,058           2.48%       $ 53,607           2.58%
Money market accounts           18,358           2.65          19,997           2.68          25,490           2.55
Certificates of deposit        128,384           5.82         120,106           6.32         111,596           5.97
NOW accounts                    27,098            .37          25,904           1.68          24,232           1.72
Noninterest-bearing

  deposits                       4,193                          3,446                          3,413
                              --------       --------        --------       --------        --------       --------
    Total deposits            $220,303           4.25%       $216,511           4.49%       $218,338           4.17%
                              ========       ========        ========       ========        ========       ========

Borrowings. The Bank may obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. The Bank, during fiscal 1996 and 1995 increased its FHLB borrowings to fund asset growth thereby leveraging some of the capital raised during the year ended September 30, 1995. At September 30, 1996, the Bank had $46.7 million in outstanding FHLB advances. See Note 10 of the Notes to Consolidated Financial Statements in the Annual Report.

     The Bank has in the past occasionally entered into agreements to sell securities under terms which require it to repurchase the same or substantially similar securities by a specified date. Repurchase agreements are considered borrowings which are secured by the sold securities and generally are short-term (90 days or less) in nature. At September 30, 1996, the Bank did not have any repurchase agreements outstanding.

SUBSIDIARIES

     The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of September 30, 1996, the Bank was authorized to invest up to approximately $8.8 million in the stock of, or loans to, service corporations. As of September 30, 1996, the net book value of the Bank's investment in stock, unsecured loans, and conforming loans to its service corporations was $1.2 million.

     The Bank only has one active, wholly owned subsidiary, First Pointe, Inc. ("First Pointe"), which was formed for the purpose of developing a real estate parcel received in a deed-in-lieu of foreclosure action. At September 30, 1996, the Bank's equity investment in First Pointe was a net deficit of $302 and First Pointe had total assets of $1.2 million consisting of 13 units under development and 23 building lots. For the year ended September 30, 1996, First Pointe had total revenue of $255 and a net loss of $10,302. The Bank also has four other inactive subsidiaries, three of which had been involved in either real estate development or real estate management. With the Bank's cessation of its involvement in such activity and the resolution of the various development projects in which subsidiaries were involved, the Bank's subsidiaries involved in such activities were placed in an inactive status. The other inactive subsidiary was formed to engage in title insurance. See "-Asset Quality - Non-Performing Assets" and Notes 1 and 7 of the Notes to Consolidated Financial Statements in the Annual Report.

COMPETITION

     The Bank faces strong competition both in attracting deposits and making real estate loans. Its most direct competition for deposits has historically come from other savings associations, credit unions and commercial banks located in its market area including many large financial institutions which have greater financial and marketing resources available to them. In addition, during times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

     The Bank experiences strong competition for real estate loans principally from other savings associations, commercial banks and mortgage banking companies. The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers and the convenient locations of its branch office network. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

EMPLOYEES

     The Bank had 72 full-time employees and 22 part-time employees as of September 30, 1996. None of these employees is represented by a collective bargaining agreement. The Bank believes that it enjoys excellent relations with its personnel.

REGULATION

     The Company. The Company as a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA") is required as such with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

     Federal Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings association. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet a QTL test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association qualifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- The Bank - Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings association, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. No multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, other than: (i) furnishing or performing management services for a subsidiary savings association; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (iv) holding or managing properties used or occupied by a subsidiary savings association; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. The activities described in (i) through (vi) above may only be engaged in after giving the OTS prior notice and being informed that the OTS does not object to such activities. In addition, the activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

     Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

     In addition, Sections 22(g) and (h) of the FRA place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered to employees of the Bank and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1996, the Bank was in compliance with the above restrictions.

     Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

     The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if (i) the multiple savings and loan holding company involved controls a savings association which operated a home or branch office located in the state of the association to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by the state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations).

     FIRREA amended provisions of the Bank Holding Company Act of 1956 ("BHCA") to specifically authorize the FRB to approve an application by a bank holding company to acquire control of a savings association. FIRREA also authorized a bank holding company that controls a savings association to merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the FRB. As a result of these provisions, there have been a number of acquisitions of savings associations by bank holding companies in recent years.

     Federal Securities Laws. The Company's Common Stock is registered with the Securities and Exchange Commission "SEC" under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

     Shares of common stock owned by an affiliate of the Company are subject to the resale restrictions of Rule 144 under the Securities Act of 1933, as amended ("Securities Act"). If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

     The Bank. The OTS has extensive regulatory authority over the operations of savings associations. As part of this authority, savings associations are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS. The investment and lending authority of savings associations are prescribed by federal laws and regulations and they are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings associations and may also apply to state-chartered savings associations. Such regulation and supervision is primarily intended for the protection of depositors.

     The OTS' enforcement authority over all savings associations and their holding companies was substantially enhanced by FIRREA. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. FIRREA significantly increased the amount of and grounds for civil money penalties. FIRREA requires, except under certain circumstances, public disclosure of final enforcement actions by the OTS.

     Insurance of Accounts. The deposits of the Bank are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the United States Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action.

     The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the Bank's deposit insurance.

The FDIC is authorized to establish separate assessment rates for deposit insurance for members of the BIF and SAIF. The FDIC may increase assessment rates for either fund to restore the fund's ratio of reserves to insured deposits to its statutorily set target level within a reasonable time, and may decrease such assessment rates if such target level has been met. Until the SAIF fund meets its target level, savings associations may not transfer to the BIF fund. Furthermore, any such transfers, when permitted, would be subject to exit and entrance fees. Under current FDIC regulations, SAIF member institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital--"well capitalized," "adequately capitalized," and "undercapitalized." These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from .23% for well capitalized, healthy institutions to .31% for undercapitalized institutions with substantial supervisory concerns. The insurance premium applicable to the Bank as of September 30, 1996 was .23% of insured deposits.

The BIF fund met its target reserve level in September 1995, but the SAIF was not expected to meet its target reserve level until at least 2002. Consequently, in late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with respect to the semi-annual premium assessment beginning January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to an annual minimum of $2,000) for institutions in the lowest risk category, Deposit insurance premiums for SAIF members were maintained at their existing levels (23 basis points for institutions in the lowest risk category).

     On September 30, 1996, President Clinton signed into law legislation (the "Deposit Insurance Funds Act of 1996") which will eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation provides that all SAIF member institutions pay a one-time special assessment to recapitalize the SAIF, which in the aggregate will be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon, among other things, the prior elimination of the federal thrift charter.

     Effective October 8, 1996, pursuant to the provision of the Deposit Insurance Fund Act of 1996, FDIC regulations imposed a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995, which was collected on November 27, 1996. The Bank's one-time special assessment amounted to approximately $1.4 million. Net of related tax benefits, the one-time special assessment amounted to $876,000. The payment of such special assessment had the effect of immediately reducing the Bank's capital by such an amount. Nevertheless, this one-time special assessment did not have a material adverse effect on the Bank's consolidated financial condition nor did it cause non-compliance by the Bank with its regulatory capital requirements.

     On October 16, 1996, the FDIC proposed to lower assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates range from zero basis points to 27 basis points. From 1997 through 1999, SAIF members will pay 6.4 basis points to fund the Financing Corporation while BIF member institutions will pay approximately 1.3 basis points. The Bank's insurance premiums, which have amounted to 23 basis points, will be reduced to 6.4 basis points. Based upon the $219.2 million of assessable deposits at September 30, 1996, the Bank would expect to pay $365,000 less in insurance premiums per year.

     Capital requirements. Federally insured savings associations are required to maintain minimum levels of regulatory capital. Pursuant to FIRREA, the OTS has established capital standards applicable to all savings associations. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

     Current OTS capital standards require savings associations to satisfy three different capital requirements. Under these standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets, with only a limited exception for purchased mortgage servicing rights ("PMSRs"). Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At September 30, 1996, the Bank did not have any investment in subsidiaries engaged in impermissible activities and required to be deducted from its capital calculation.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") granted the OTS the authority to prescribe rules for the amount of PMSRs that may be included in a savings association's regulatory capital and required that the value of readily marketable PMSRs included in the calculation of a savings association's regulatory capital not exceed 90% of fair market value and that such value be determined at least quarterly. Under final OTS rules effective March 4, 1994, (i) PMSRs do not have to be deducted from tangible and core regulatory capital, provided that they do not exceed 50% of core capital, (ii) savings associations are required to determine the fair market value and to review the book value of their PMSRs at least quarterly and to obtain an independent valuation of PMSRs annually, (iii) savings associations that desire to include PMSRs in regulatory capital may not carry them at a book value under GAAP that exceeds the discounted value of their future net income stream and (iv) for purposes of calculating regulatory capital, the amount of PMSRs reported as balance sheet assets should amount to the lesser of 90% of their fair market value, 90% of their original purchase price or 100% of their remaining unamortized book value. In June 1993, the OTS published a thrift bulletin on the valuation of PMSRs ("TB 60"). At September 30, 1996, the Bank had PMSRs totalling $232,000.

     A savings association is allowed to include both core capital and supplementary capital in the calculation of its total capital for purposes of the risk-based capital requirements, provided that the amount of supplementary capital does not exceed the savings association's core capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for repossessed assets or loans more than 90 days past due. Single-family residential real estate loans which are not past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

     In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating risk-based capital requirement. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0%, multiplied by the market value of its assets. The rule also authorizes the Director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule became effective as of January 1, 1994 subject, however, to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994 the Director of the OTS indicated that it would waive the capital deductions for institutions with greater than "normal" risk until the OTS publishes an appeals process. On August 21, 1995, the OTS released Thrift Bulletin 67 which established (i) and appeals process to handle :"requests for adjustments" to the interest rate risk component and (ii) a process by which "well capitalized" institutions may obtain authorization to use their own interest rate risk model to determine their interest rat risk component. The Director of the OTS indicated, concurrent with release of Thrift Bulletin 67, that the OTS will continue to delay the implementation of the capital deduction for interest rate risk pending the testing of the appeals process set forth in Thrift Bulletin 67.

         The following is a reconciliation of the Bank's equity determined in accordance with GAAP to regulatory tangible, core, and risk-based capital at September 30, 1996, 1995 and 1994.

                                          September 30, 1996             September 30, 1995              September 30, 1994
                                   ------------------------------   -----------------------------    -------------------------
                                    Tangible    Core   Risk-based  Tangible     Core     Risk-based Tangible   Core   Risk-based
                                    Capital   Capital    Capital    Capital    Capital    Capital    Capital  Capital  Capital
                                   --------   --------   --------   --------   --------   --------   -------  -------  -------
                                                                           (Dollars in thousands)

GAAP equity                        $ 22,608   $ 22,608   $ 22,608   $ 23,129   $ 23,129   $ 23,129   $11,622  $11,622  $11,622

Purchased mortgage servicing                                              (9)        (9)        (9)      (27)     (27)     (27)

Assets required to be deducted(1)                             (55)                             (55)                        (55)

General valuation allowances                                1,775                            1,412                       1,466
                                   --------   --------   --------   --------   --------   --------   -------  -------  -------

Total regulatory capital             22,608     22,608     24,328     23,120     23,120     24,477    11,595   11,595   13,006

Minimum capital requirement per

  FIRREA published guidelines         4,421      8,841     11,289      4,212      8,425     10,986     3,566    7,132   10,272
                                   --------   --------   --------   --------   --------   --------   -------  -------  -------

Excess                             $ 18,187   $ 13,767   $ 13,039   $ 18,908   $ 14,695   $ 13,491   $ 8,029  $ 4,463  $ 2,734
                                   ========   ========   ========   ========   ========   ========   =======  =======  =======



----------------------

  (1) Consists of equity investment nonincludable in regulatory capital.

         Prompt Corrective Action. Under Section 38 of the FDIA as added by the FDICIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. In early September 1992, the federal banking agencies, including the OTS, adopted substantially similar regulations which are intended to implement Section 38 of the FDIA. These regulations became effective December 19, 1992. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10% or more, has a Tier I risk-based capital ratio of 6% or more, has a Tier I leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier I risk-based capital ratio of 4% or more and a Tier I leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4% or a Tier I leverage capital ratio that is less than 4% (3% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3% or a Tier I leverage capital ratio that is less than 3%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At September 30, 1996 the Bank was in the "well capitalized" category.

     Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required minimum liquid asset ratio is 5%. The Bank has consistently exceeded such regulatory liquidity requirement and, at September 30, 1996, had a liquidity ratio of 8.46%

     Accounting Requirements. FIRREA requires the OTS to establish accounting standards to be applicable to all savings associations for purposes of complying with regulations, except to the extent otherwise specified in the capital standards. Such standards must incorporate GAAP to the same degree as is prescribed by the federal banking agencies for banks or may be more stringent than such requirements. Such standards must have been fully implemented by January 1, 1994 and must be phased in as provided in federal regulations in effect on May 1, 1989.

     Applicable OTS accounting regulations and reporting requirements apply the following standards: (i) regulatory reports will incorporate GAAP when GAAP is used by federal banking agencies; (ii) savings association transactions, financial condition and regulatory capital must be reported and disclosed in accordance with OTS regulatory reporting requirements that will be at least as stringent as for national banks; and (iii) the director of the OTS may prescribe regulatory reporting requirements more stringent than GAAP whenever the director determines that such requirements are necessary to ensure the safe and sound reporting and operation of savings associations.

     The accounting principles for depository institutions are currently undergoing review to determine whether the historical cost model or market-based measure of valuation is the appropriate measure for reporting the assets of such institutions in their financial statements. Such proposal is controversial because any change in applicable accounting principles which require depository institutions to carry mortgage-backed securities and mortgage loans at fair market value could result in substantial losses to such institutions and increase volatility in their liquidity and operations. Currently, it cannot be predicted whether there may be any changes in the accounting principles for depository institutions in this regard beyond those imposed by SFAS 115 or when any such might become effective.

     Qualified Thrift Lender Test. Under Section 2303 of the Economic Growth and Regulatory Paper work Reduction Act of 1996, a savings association can comply with the QTL test by wither meeting the QTL test set forth in the HOLA and implementing regulation or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code"). A savings institution that does not comply with the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     The QTL Test set forth in the HOLA requires that Qualified Thrift Investments ("QTLs") represent 65% of portfolio assets. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTLs are residential housing relate assets, The 1996 amendments allow small business loans, credit card loans, student loans and loans for personal, family and household purposes to be included without limitation as qualified investments. At September 30, 1996, approximately 92.5% of the Bank's assets were invested in QTLs, which was in excess of the percentage required to qualify the Bank under the QTL Test in effect at that time.

     Restrictions on Capital Distributions. OTS regulations govern capital distributions by savings associations, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from associations meeting at least their minimum capital requirements, so long as such associations notify the OTS and receive no objection to the distribution from the OTS. Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

     Generally, savings associations that before and after the proposed distribution meet or exceed their fully phased-in capital requirements, or Tier 1 associations, may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the association. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions including possible prohibition without explicit OTS approval. See "- Capital Requirements."

     In order to make distributions under these safe harbors, Tier 1 and Tier 2 associations must submit written notice to the OTS 30 days prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. The Bank currently is a Tier 1 institution for purposes of the regulation dealing with capital distributions.

     OTS regulations also prohibit the Bank from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory (or total) capital of the Bank would be reduced below the amount required to be maintained for the liquidation account established by it for certain depositors in connection with its conversion from mutual to stock form.

     Community Reinvestment. Under the Community Reinvestment Act of 1977, as amended ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. FIRREA amended the CRA to require, effective July 1, 1990, public disclosure of an institution's CRA rating and require the OTS to provide a written evaluation of an institution's CRA performance utilizing a four tiered descriptive rating system in lieu of the existing five-tiered numerical rating system. The Bank received an "outstanding" rating as a result of its last evaluation in February 1995.

     Policy Statement on Nationwide Branching. Effective May 11, 1992, the OTS amended and codified its policy statement on branching by federally chartered savings associations to delete then-existing regulatory restrictions on the branching authority of such associations and to permit nationwide branching to the extent allowed by federal statute. (Prior OTS policy generally permitted interstate branching for federally chartered savings associations only to the extent allowed state-chartered savings associations in the states where the association's home office was located and where the branch was sought or if the branching resulted from OTS approval of a supervisory interstate acquisition of a troubled institution.) Current OTS policy generally permits a federally chartered savings association to establish branch offices outside of its home state if the association meets the domestic building and loan test in Section 7701(a)(19) of the Code or the asset composition test of subparagraph (c) of that section, and if, with respect to each state outside of its home state where the association has established branches, the branches, taken alone, also satisfy one of the two tax tests. An association seeking to take advantage of this authority would have to have a branching application approved by the OTS, which would consider the regulatory capital of the association and its record under the CRA, as amended, among other things.

     Federal Home Loan Bank System. The Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of Pittsburgh, whichever is greater. At September 30, 1996, the Bank had $2.3 million in FHLB stock, which was in compliance with this requirement.

     The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the years ended September 30, 1996 and 1995, dividends paid by the FHLB of Pittsburgh to the Bank totalled approximately $106,000 and $94,000, respectively.

     Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 1996, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

     Miscellaneous. In addition to requiring a new system of risk-based insurance assessments and a system of prompt corrective action with respect to undercapitalized banks, as discussed above, recent legislation requires federal banking regulators to adopt regulations in a number of areas to ensure bank safety and soundness, including: internal controls; credit underwriting; asset growth; management compensation; ratios of classified assets to capital; and earnings. Recent legislation also restricts the activities of state-chartered insured banks; amends various consumer banking laws; limits the ability of "undercapitalized banks" to borrow from the FRB's discount window; and requires regulators to perform annual on-site bank examinations and set standards for real estate lending.

FEDERAL AND STATE TAXATION

     General. The Company and the Bank are subject to the corporate tax provisions of the Code, as well as certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Bank.

     Fiscal Year. For the year ended September 30, 1995 and thereafter, the Company and the Bank and its subsidiaries file a consolidated federal income tax return on a fiscal year basis. Prior to September 30, 1995, the Company and the Bank and its subsidiaries filed consolidated federal income tax returns on a calendar year basis.

     Method of Accounting. The Bank maintains its books and records for federal income tax purposes using the accrual method of accounting. The accrual method of accounting generally requires that items of income be recognized when all events have occurred that establish the right to receive the income and the amount of income can be determined with reasonable accuracy, and that items of expense be deducted at the later of (i) the time when all events have occurred that establish the liability to pay the expense and the amount of such liability can be determined with reasonable accuracy or (ii) the time when economic performance with respect to the item of expense has occurred.

     Bad Debt Reserves. As a "domestic building and loan association," the Bank is permitted to establish reserves for bad debts and to make annual additions thereto which qualify as deductions from taxable income. The bad debt deduction is generally based on a savings institution's actual loss experience (the "Experience Method"). In addition, provided that certain definitional tests relating to the composition of assets and the nature of its business are met, a savings institution may elect annually to compute its allowable addition to its bad debt reserves for qualifying real property loans (generally loans secured by improved real estate) by reference to a percentage of its taxable income (the "Percentage Method").

     Under the Experience Method, the deductible annual addition is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (i) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of those six years or (ii) the balance in the reserve account at the close of the Bank's "base year," which was its tax year ended December 31, 1987.

     Under the Percentage Method, the bad debt deduction with respect to qualifying real property loans is computed as a percentage of the Bank's taxable income before such deduction, as adjusted for certain items (such as capital gains and the dividends received deduction). Under this method, a qualifying institution such as the Bank generally may deduct 8% of its taxable income. In the absence of other factors, the availability of the Percentage Method has permitted a qualifying savings institution, such as the Bank, to be taxed at an effective federal income tax rate of 31.28%, as compared to 34% for corporations generally.

     For taxable years ended on or before December 31, 1988, the Bank has generally elected to use the Percentage Method to compute the amount of its bad debt deduction with respect to its qualifying real property loans. For all taxable years ended after December 31, 1988 with the exception of the September 30, 1996 tax year, the Bank has elected to use the Experience Method to compute the amount of its bad debt deduction with respect to its qualifying real property loans. As of September 30, 1996, the Bank's qualified assets constituted approximately 92.3% of its total assets and the balance of its accumulated bad debt reserve was 1.0% of its qualifying and non-qualifying loans. As a result, the Bank does not believe that any of the restrictions imposed upon the computation of the bad debt deduction would be a limiting factor.

     The income of the Company or any non-bank subsidiaries would not be subject to the bad debt deduction allowed the Bank, whether or not consolidated tax returns are filed.

     In August 1996, the Small Business Job Protection Act (the "Act") was signed into law. The Act repealed the percentage of taxable income method of accounting for bad debts for thrift institutions effective for years beginning after December 31, 1995. The Act will require the Company as of October 1, 1996 to change its method of computing reserves for bad debts to the experience method. The bad debt deduction allowable under this method is available to small banks with assets less than $500 million. Generally, this method will allow the Company to deduct an annual addition to the reserve for bad debts equal to the increase in the balance of the Company's reserve for bad debts at the end of the year to an amount equal to the percentage of total loans at the end of the year, computed using the ratio of the previous six years net charge offs divided by the sum of the previous six years total outstanding loans at year end.

     A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in a method of accounting determined solely with respect to he "applicable excess reserves" of the institution. The amount of the applicable excess reserves will be taken into account ratable over a six-taxable year period, beginning with the first taxable year beginning after December 31, 1995. The timing of the recapture may be delayed for a two-year period provided certain residential lending requirements are met. For financial reporting purposes, the Company will not incur any additional tax expense. At September 30, 1996, under SFAS No. 109, deferred taxes were provided on the difference between the book reserve at September 30, 1996 and the applicable excess reserve in an amount equal to the Bank's increase in the tax reserve from December 31, 1987 to September 30, 1996.

     Distributions. While the Bank maintains a bad debt reserve, if it were to distribute cash or property to its sole stockholder having a total fair market value in excess of its accumulated tax-paid earnings and profits, or were to distribute cash or property to its stockholder in redemption of its stock, the Bank would generally be required to recognize as income an amount which, when reduced by the amount of federal income tax that would be attributable to the inclusion of such amount in income, is equal to the lesser of: (i) the amount of the distribution or (ii) the sum of (a) the amount of the accumulated bad debt reserve of the Bank with respect to qualifying real property loans (to the extent that additions to such reserve exceed the additions that would be permitted under the experience method) and (b) the amount of the Bank's supplemental bad debt reserve.

     Minimum Tax. The Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The alternative minimum tax is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) for taxable years beginning after 1989, 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over
(ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

     Audit by IRS. The Bank's consolidated federal income tax returns for taxable years through December 31, 1994 have been closed for the purpose of examination by the IRS.

STATE TAXATION

     The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate for fiscal 1996 is 9.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 1.3% of a corporation's capital stock value, which is determined in accordance with a fixed formula.

     The Bank is taxed under the Pennsylvania Mutual Thrift Institutions Tax Act (the ("MTIT"), as amended to include thrift institutions having capital stock. Pursuant to the MTIT, the Bank's tax rate is 11.5%. The MTIT exempts the Bank from all other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with GAAP with certain adjustments. The MTIT, in computing GAAP income, allows for the deduction of interest earned on state and federal securities, while disallowing a percentage of a thrift's interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes.

ITEM 2.  PROPERTIES

         At September 30, 1996, the Bank conducted business from its executive offices located in Media, Pennsylvania and four full-service offices located in Delaware County, Pennsylvania. See also Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.

         The following table sets forth certain information with respect to the Bank's offices at September 30, 1996.

                                                                            Net Book Value
                                                                                  of               Amount of
               Description/Address                    Leased/Owned             Property             Deposits
               -------------------                    ------------             --------             --------
                                                                                      (In thousands)
          Executive Offices:

          Main Office

          22 West State Street
          Media, Pennsylvania 19063                       Owned                 $1,042               $ 73,041



          Branch Offices:

          3218 Edgmont Avenue
          Brookhaven, Pennsylvania 19015                  Owned                    232                 74,809



          Routes 1 and 100
          Chadds Ford, Pennsylvania 19318               Leased(1)                   84                 17,012



          23 East Fifth Street
          Chester, Pennsylvania 19013                   Leased(2)                  306                 16,327



          330 Dartmouth Avenue
          Swarthmore, Pennsylvania 19081                  Owned                    134                 38,016
                                                                                ------               --------

                                                                                $1,798               $219,205
                                                                                ======               ========



           ----------------------------

         (1) Lease expiration date is September 30, 2000. The Bank has two five year renewal options.

         (2) Lease expiration date is December 31, 2005. The Bank has one ten year renewal option.

ITEM 3.  LEGAL PROCEEDINGS.

         In April 1994, a lawsuit was filed in the Court of Common Pleas in Delaware County. The lawsuit was brought on behalf of the estates of eight individuals arising out of the activities of a now deceased attorney who maintained a law practice in Media, Pennsylvania. The attorney was accused of misappropriating the funds of such estates for which he served as counsel, executor and administrator. During the fiscal year ended September 30, 1996, the case settled with all of the plaintiffs in the amount of $400,000 with the settlement amount being completely covered by insurance, less any deductible.

         Other than the matter discussed above, the Bank is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required herein is incorporated by reference from page 3 of the Registrant's 1996 Annual Report. At December 16, 1996 there were approximately 489 shareholders of record, not including the number of persons or entities whose stock is held in nominee or street name through various brokerage firms or banks.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required herein is incorporated by reference from pages 8 to 17 of the Registrant's 1996 Annual Report.

ITEM 7.  FINANCIAL STATEMENTS.

         The information required herein is incorporated by reference form pages 18 to 39 of the Registrant's 1996 Annual Report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.

         The information required herein is incorporated by reference from pages 2 to 5 and page 12 of the Registrant's Proxy Statement dated December 31, 1996 ("Proxy Statement").

ITEM 10.  EXECUTIVE COMPENSATION.

          The information required herein is incorporated by reference from pages 8 to 12 of the Registrant's Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required herein is incorporated by reference from pages 6 to 7 of the Registrant's Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required herein is incorporated by reference from page 12 of the Registrant's Proxy Statement.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a)   Documents filed as part of this Report.

                (1) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's Annual Report.

                      Report of Independent Auditors.

                      Consolidated Statements of Financial Condition at September 30, 1996 and 1995.

                      Consolidated Statements of Income for the Years Ended September 30, 1996, 1995 and 1994.

                      Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1996, 1995 and 1994.

                      Consolidated Statements of Cash Flows for the Years Ended September 30, 1996, 1995 and 1994.

                      Notes to the Consolidated Financial Statements.

                (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

                (3) The following exhibits are filed as part of this Form 10-KSB, and this list includes the Exhibit Index.



No                             Description                                                         Page
--                             -----------                                                         ----

3.1           Amended and Restated Articles of Incorporation of
              First Keystone Financial, Inc. (*)

3.2           Amended and Restated Bylaws of First Keystone Financial, Inc. (*)

4             Specimen Stock Certificate of First Keystone Financial, Inc. (*)

10.1          Employee Stock Ownership Plan and Trust of First Keystone Financial, Inc. (*)

10.2          401(K)/ Profit Sharing Plan of First Keystone Federal Savings Bank *

10.3          Employment Agreement between First Keystone Financial, Inc. and
              Donald S. Guthrie (incorporated by reference from Exhibit 10.3 to
              Registrant's Form 10-KSB for the year ended September 30, 1995).

10.4          Employment Agreement between First Keystone Financial, Inc. and
              Stephen J. Henderson (incorporated by reference from Exhibit 10.4 to
              Registrant's Form 10-KSB for the year ended September 30, 1995).

10.5          Employment Agreement between First Keystone Financial, Inc. and
              Thomas M. Kelly (incorporated by reference from Exhibit 10.5 to
              Registrant's Form 10-KSB for the year ended September 30, 1995).

10.6          Form of Severance Agreement between First Keystone Financial, Inc. and
              Elizabeth M. Mulcahy (incorporated by reference from Exhibit 10.6  to
              Registrant's Form 10-KSB for the year ended September 30, 1995).

10.8          Form of Severance Agreement between First Keystone Financial, Inc. and
              Carol Walsh (incorporated by reference from Exhibit 10.8 to
              Registrant's Form 10-KSB for the year ended September 30, 1995).

10.9          1995 Stock Option Plan (incorporated by reference from Exhibit
              10.9 to Registrant's Form 10-KSB for the year ended September 30,
              1995).


10.10         1995 Recognition and Retention Plan and Trust Agreement,
              (incorporated by reference from Exhibit 10.10 to Registrants
              Form 10-KSB for the year ended September 30, 1995).

11            Statement re: Computation of Earnings

13            Annual Report to Stockholders

21            Subsidiaries of the Registrant - Reference is made to Item 1
              "Business," for the required information

23            Consent of Experts and Counsel

-----------------------

     (*) Incorporated by reference from the Registration Statement Form S-1
         (Registration No. 33-84824) filed by the Registrant with the SEC on October 6, 1994, as amended.

     (b) Reports filed in Form 8-K.

         None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FIRST KEYSTONE FINANCIAL, INC.

                                             By:/s/ Donald S. Guthrie
                                                -----------------------------
                                             Donald S. Guthrie
                                             President and Chief Executive
                                             Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Donald S. Guthrie                                                  December 27, 1996
--------------------------------------------------
Donald S. Guthrie
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas M. Kelly                                                    December 27, 1996
-----------------------------------------------
Thomas M. Kelly
Executive Vice-President and Chief
Financial Officer
(Principal Financial and Accounting Officer)

/s/ Donald A. Purdy                                                    December 27, 1996
------------------------------------------------
Donald A. Purdy
Chairman of the Board

/s/ William K. Betts                                                   December 27, 1996
------------------------------------------------
William K. Betts
Director

/s/ Edward Calderoni                                                   December 27, 1996
------------------------------------------------
Edward Calderoni
Director

/s/ Silvio F. D'Ignazio                                                December 27, 1996
------------------------------------------------
Silvio F. D'Ignazio
Director

/s/ Olive J. Faulkner                                                  December 27, 1996
------------------------------------------------
Olive J. Faulkner
Director

/s/ Edmund Jones                                                       December 27, 1996
------------------------------------------------
Edmund Jones
Director

/s/ Willard F. Letts                                                   December 27, 1996
------------------------------------------------
Willard F. Letts
Director

/s/ Walter J. Lewicki                                                  December 27, 1996
----------------------------------------------
Walter J. Lewicki
Director

/s/ Charles E. Rankin                                                  December 27, 1996
---------------------------------------------
Charles E. Rankin
Director

/s/ Joan G. Taylor                                                     December 27, 1996
-----------------------------------------------
Joan G. Taylor
Director