Form 10QSB
period 1996-12-31
FIRST KEYSTONE FINANCIAL INC
filed 1997-02-12
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1996

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from .......... to ..........

            Commission File Number:  0-25328

                         FIRST KEYSTONE FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

           Pennsylvania                          23-0469351
   (State or other jurisdiction               (I.R.S. Employer
 of incorporation or organization)         Identification Number)

          22 West State Street
          Media, Pennsylvania                      19063
(Address of principal executive office)         (Zip Code)

       Registrant's telephone number, including area code: (610) 565-6210

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---    ---

Number of shares of Common Stock outstanding as of February 10, 1997: 1,227,875

Transitional Small Business Disclosure Format     Yes     No  X
                                                      ---    ---

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                                     PAGE
                                                                                     ----
PART I     FINANCIAL INFORMATION:

    Item 1.Financial Statements

           Consolidated Statements of Financial Condition as of
           December 31, 1996 (Unaudited) and September 30, 1996...................     1

           Consolidated Statements of Income for the Three
           Months Ended December 31, 1996 and 1995 (Unaudited)....................     2

           Consolidated Statement of Changes in Stockholders' Equity for the Three
           Months Ended December 31, 1996 (Unaudited).............................     3

           Consolidated Statements of Cash Flows for the Three Months
           Ended December 31, 1996 and 1995 (Unaudited)...........................     4

           Notes to Consolidated Financial Statements (Unaudited).................     5

    Item 2.Managements's Discussion and Analysis of Financial Condition and
           Results of Operations..................................................     9

PART II    OTHER INFORMATION

    Item 1.Legal Proceedings......................................................    12

    Item 2.Changes in Securities..................................................    12

    Item 3.Defaults Upon Senior Securities........................................    12

    Item 4.Submission of Matters to a Vote of Security Holders....................    12

    Item 5.Other Information......................................................    12

    Item 6.Exhibits and Reports on Form 8-K.......................................    12

SIGNATURES........................................................................    13

FIRST KEYSTONE FINANCIAL, INC.


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)


                                                                               December 31      September 30
ASSETS                                                                            1996              1996
                                                                               -----------      ------------
                                                                               (Unaudited)
Cash and amounts due from depository institutions                               $   2,598        $   1,870
Interest-bearing deposits with depository institutions                             11,592            9,824
                                                                                ---------        ---------
     Total cash and cash equivalents                                               14,190           11,694
Investment securities available for sale                                           15,617           16,532
Mortgage-related securities available for sale                                     68,934           60,211
Loans held for sale                                                                 3,104            2,447
Mortgage-related securities held to maturity (approximate fair value
     of $21,730 at December 31, 1996 and $22,060 at September 30, 1996)            22,614           23,221
Loans receivable - net                                                            173,512          167,530
Accrued interest receivable                                                         2,321            2,404
Real estate owned                                                                   1,610            1,557
Federal Home Loan Bank stock - at cost                                              2,986            2,337
Office properties and equipment - net                                               2,422            2,507
Deferred income taxes                                                               1,898            2,111
Prepaid expenses and other assets                                                   1,487            1,690
                                                                                ---------        ---------
TOTAL ASSETS                                                                    $ 310,695        $ 294,241
                                                                                =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

     Deposits                                                                   $ 222,173        $ 219,205
     Advances from Federal Home Loan Bank                                          59,715           46,740
     Accrued interest payable                                                       1,285            1,501
     Advances from borrowers for taxes and insurance                                1,875              921
     Accounts payable and accrued expenses                                          2,349            2,790
                                                                                ---------        ---------
              Total liabilities                                                   287,397          271,157
                                                                                ---------        ---------

Stockholders' Equity:

     Preferred stock, $.01 par value, 10,000,000 shares authorized;
        none issued
     Common stock, $.01 par value, 20,000,000 shares authorized;
        issued and outstanding: December 31, 1996 and September 30, 1996,
        1,292,500 and 1,292,500 shares, respectively                                   14               14
     Additional paid in capital                                                    12,684           12,659
     Common stock acquired by stock benefit plans                                  (2,131)          (1,437)
     Treasury stock at cost; 67,500 shares                                         (1,288)          (1,288)
     Unrealized loss on available for sale securities - net of tax                   (160)            (494)
     Retained earnings - partially restricted                                      14,179           13,630

              Total stockholders' equity                                           23,298           23,084
                                                                                ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 310,695        $ 294,241
                                                                                =========        =========

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)


                                               Three months ended
                                                  December 31
                                             ----------------------
                                               1996           1995
                                             -------        -------
INTEREST INCOME:
   Interest on:
     Loans                                   $ 3,501        $ 3,413
     Mortgage-related securities               1,433          1,270
     Investments                                 303            159
     Interest-bearing deposits                    68            128
                                             -------        -------
              Total interest income            5,305          4,970
                                             -------        -------
INTEREST EXPENSE:
   Interest on:
     Deposits                                  2,227          2,436
     Federal Home Loan Bank advances             702            354
                                             -------        -------
              Total interest expense           2,929          2,790
                                             -------        -------
NET INTEREST INCOME                            2,376          2,180

PROVISION FOR LOAN LOSSES                         56             38
                                             -------        -------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                             2,320          2,142
                                             -------        -------
OTHER INCOME (LOSS):
   Service charges and other fees                250            271
   Net gain on sale of:
     Loans                                        57              9
     Real estate owned                             8              1
   Real estate operations                         (6)            (2)
   Other income                                    8             14
                                             -------        -------
              Total other income                 317            293
                                             -------        -------
OPERATING EXPENSES:
   Salaries and employee benefits                755          1,011
   Occupancy and equipment expenses              214            344
   Professional fees                             154            282
   Federal deposit insurance premium             100            146
   Bank service charges                           95            109
   Data processing                                82             92
   Advertising                                    61             58
   Other                                         177            168
                                             -------        -------
              Total operating expenses         1,638          2,210
                                             -------        -------
INCOME BEFORE INCOME TAX EXPENSE                 999            225

INCOME TAX EXPENSE                               384             78
                                             -------        -------
NET INCOME                                   $   615        $   147
                                             =======        =======
EARNINGS PER COMMON SHARE                    $  0.53        $  0.12
                                             =======        =======

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (dollars in thousands)


                                                           Common                  Unrealized gain (loss)
                                                            stock                   on mortgage-related
                                           Additional    acquired by                     securities                       Total
                                 Common      paid-in    stock benefit   Treasury     available for sale     Retained   stockholders'
                                  stock      capital        plans        stock           (net of tax)       earnings      equity
                                 ------    ----------   -------------   --------   ----------------------   --------   -------------
BALANCE AT SEPTEMBER 30, 1996     $  14     $ 12,659       $(1,437)     $(1,288)            $(494)          $13,630       $23,084

   Common stock acquired
      by stock benefit plans                                  (756)                                                          (756)
   ESOP stock committed
      to be released                                            27                                                             27
   Excess of fair value
      above cost of stock
      benefit plans committed
      to be released                              25                                                                           25
   RRP amortization                                             35                                                             35
   Dividends - $.05 per share                                                                                   (66)          (66)
   Net unrealized gain on
      securities available for
      sale, net of tax                                                                        334                             334
   Net income                                                                                                   615           615
                                  -----     --------       -------      -------             -----           -------       -------
BALANCE AT DECEMBER 31, 1996      $  14     $ 12,684       $(2,131)     $(1,288)            $(160)          $14,179       $23,298
                                  =====     ========       =======      =======             =====           =======       =======

FIRST KEYSTONE FINANCIAL, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                                                      Three months ended
                                                                                                          December 31
                                                                                                   ------------------------
                                                                                                     1996            1995
                                                                                                   --------        --------
OPERATING ACTIVITIES:
Net income                                                                                         $    615        $    147
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
        Provision for depreciation and amortization                                                      92             111
        Amortization of premiums                                                                       (244)           (128)
        Gain on sales of loans                                                                          (57)             (9)
        Gain on sales of real estate owned                                                               (8)             (1)
        Provision for loan losses                                                                        56              38
        Amortization of stock benefit plans                                                              87             108
   Changes in assets and liabilities which provided (used) cash:
        Origination of loans held for sale                                                           (8,116)         (2,952)
        Loans sold in the secondary market                                                            7,459           2,004
        Deferred income taxes                                                                             3               3
        Accrued interest receivable                                                                      83             110
        Prepaid expenses and other assets                                                               203               1
        Accrued interest payable                                                                       (216)             (2)
        Accrued expenses                                                                               (441)            196
                                                                                                   --------        --------
           Net cash used in operating activities                                                       (484)           (374)
                                                                                                   --------        --------
INVESTING ACTIVITIES:
   Loans originated or acquired                                                                     (16,730)        (15,740)
   Purchases of mortgage-related securities available for sale                                      (10,153)         (1,091)
   Purchase of FHLB stock                                                                              (649)
   Proceeds from sales of real estate owned                                                             434              36
   Principal collected on loans                                                                      10,652          10,771
   Proceeds from maturities, calls, or repayments of:
     Investment securities available for sale                                                         1,000
     Mortgage-related securities available for sale                                                   2,047             587
     Investment securities held to maturity                                                           4,000
     Mortgage-related securities held to maturity                                                       597           2,169
   Purchase of property and equipment                                                                    (7)            (14)
   Net expenditures on real estate acquired through foreclosure and in development                     (286)
                                                                                                   --------        --------
           Net cash used in investing activities                                                    (13,095)           (718)
                                                                                                   --------        --------
FINANCING ACTIVITIES:
   Net increase (decrease) in deposit accounts                                                        2,968          (3,586)
   Net proceeds from (repayments on) FHLB advances                                                   12,975          (5,001)
   Net increase in advances from borrowers for taxes and insurance                                      954             809
   Common stock acquired by stock benefit plans                                                        (756)           (704)
   Cash dividend                                                                                        (66)
                                                                                                   --------        --------
           Net cash provided by (used in) financing activities                                       16,075          (8,482)
                                                                                                   --------        --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                      2,496          (8,138)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     11,694          22,668
                                                                                                   --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $ 14,190        $ 14,530
                                                                                                   ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash payments for interest on deposits and borrowings                                           $  3,150        $  2,546
   Transfers of loans receivable into real estate owned                                                 193
   Cash payments of income taxes                                                                         30
   Transfer of investment securities to investment securities available for sale                                      6,710
   Transfer of mortgage-related securities to mortgage-related securities available for sale                         43,823

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF December 31, 1996 (UNAUDITED) AND SEPTEMBER 30, 1996 AND
(UNAUDITED) FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
(dollars in thousands, except per share amounts)


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

      The results of operations of the three month period ended December 31, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1997. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders for the year ended September 30, 1996.


2.    INVESTMENT SECURITIES

      The amortized cost and approximate fair value of investment securities, by contractual maturities, are as follows:

                                                                    December 31, 1996
                                                      ------------------------------------------------
                                                                    Gross       Gross
                                                      Amortized   Unrealized  Unrealized   Approximate
                                                        Cost         Gain        Loss      Fair Value
                                                      ---------   ----------  ----------   -----------
      Available for Sale:

         U.S. Treasury securities and securities
           of U.S. Government agencies:
             1 to 5 years                              $12,500       $ 71       $   18       $12,553
             5 to 10 years                               3,000                      81         2,919
         Other investments                                 145                                   145
                                                       -------       ----       ------       -------
               Total                                   $15,645       $ 71       $   99       $15,617
                                                       =======       ====       ======       =======

                                                                    September 30, 1996
                                                      ------------------------------------------------
                                                                    Gross       Gross
                                                      Amortized   Unrealized  Unrealized   Approximate
                                                         Cost        Gain        Loss      Fair Value
                                                      ---------   ----------  ----------   -----------
      Available for Sale:

         U.S. Treasury securities and securities
           of U.S. Government agencies:
             1 to 5 years                              $13,500       $ 48       $   30       $13,518
             5 to 10 years                               3,000                     130         2,870
         Other investments                                 145                       1           144
                                                       -------       ----       ------       -------
               Total                                   $16,645       $ 48       $  161       $16,532
                                                       =======       ====       ======       =======

3.    MORTGAGE-RELATED SECURITIES


      Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:


                                                                 December 31, 1996
                                                  -----------------------------------------------
                                                                Gross       Gross
                                                  Amortized   Unrealized  Unrealized  Approximate
                                                    Cost         Gain        Loss      Fair Value
                                                  ---------   ----------  ----------  -----------
      Available for Sale:

         FHLMC pass-through certificates           $13,885       $144       $   58       $13,971
         FNMA pass-through certificates             10,747         40           75        10,712
         GNMA pass-through certificates             14,978         12          179        14,811
         Collateralized mortgage obligations        29,556        169          285        29,440
                                                   -------       ----       ------       -------
            Total                                  $69,166       $365       $  597       $68,934
                                                   =======       ====       ======       =======
      Held to Maturity:

         FHLMC pass-through certificates           $ 1,745       $ 85       $1,660
         FNMA pass-through certificates             12,713       $ 16          429        12,300
         Collateralized mortgage obligations         8,156         24          410         7,770
                                                   -------       ----       ------       -------
            Total                                  $22,614       $ 40       $  924       $21,730
                                                   =======       ====       ======       =======

                                                                   September 30, 1996
                                                   -------------------------------------------------
                                                                 Gross        Gross
                                                   Amortized   Unrealized   Unrealized   Approximate
                                                      Cost        Gain         Loss      Fair Value
                                                   ---------   ----------   ----------   -----------
      Available for Sale:

         FHLMC  pass-through certificates           $12,852       $ 93       $   144       $12,801
         FNMA pass-through certificates              11,079          8           162        10,925
         GNMA pass-through certificates               8,355                      230         8,125
         Collateralized mortgage obligations         28,616        102           358        28,360
                                                    -------       ----       -------       -------
            Total                                   $60,902       $203       $   894       $60,211
                                                    =======       ====       =======       =======

      Held to Maturity:
         FHLMC  pass-through certificates           $ 3,631                  $   161       $ 3,470
         FNMA pass-through certificates              11,383       $ 27           510        10,900
         Collateralized mortgage obligations          8,207                      517         7,690
                                                    -------       ----       -------       -------
            Total                                   $23,221       $ 27       $ 1,188       $22,060
                                                    =======       ====       =======       =======

      The collateralized mortgage obligations contain both fixed and adjustable classes of bonds which are repaid in accordance with a predetermined priority. The underlying collateral of the bonds are loans which are insured by FHLMC, FNMA or the GNMA.

      The mortgage-related securities designated as available for sale, by definition, could be sold in response to changes in interest rates and cash flows or for restructuring purposes.

5.    LOANS RECEIVABLE

      Loans receivable consist of the following:

                                              December 31     September 30
                                                  1996            1996
                                              -----------     ------------
      Real estate loans:
         Single-family                         $ 125,656        $ 122,270
         Construction and land                    16,516           17,682
         Multi-family and commercial              13,162           11,129
      Consumer loans:
         Home equity and lines of credit          21,599           20,444
         Deposit                                     310              457
         Education                                   630              917
         Other                                     2,223            2,212
      Commercial loans                             3,338            2,923
                                               ---------        ---------
         Total loans                             183,433          178,044
      Loans in process                            (5,710)          (6,368)
      Allowance for loan losses                   (2,651)          (2,624)
      Deferred loan fees                          (1,561)          (1,512)
                                               ---------        ---------
      Loans receivable - net                   $ 173,512        $ 167,530
                                               =========        =========

      The following is an analysis of the allowance for loan losses:

                                           Three Months Ended
                                               December 31
                                         ----------------------
                                           1996           1995
                                         -------        -------
      Balance beginning of period        $ 2,624        $ 1,487
      Provisions charged to income            56             38
      Charge-offs                            (31)           (30)
      Recoveries                               2
                                         -------        -------
      Total                              $ 2,651        $ 1,495
                                         =======        =======

      At December 31, 1996 and September 30, 1996 non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $5,894 and $5,352, respectively.

6.    DEPOSITS

      Deposits consist of the following major classifications:

                                               December 31             September 30
                                                  1996                     1996
                                          ---------------------    ---------------------
                                           Amount       Percent     Amount       Percent
                                          --------      -------    --------      -------
      Non-interest bearing accounts       $  7,406         3.3%    $  4,710         2.2%
      NOW accounts                          28,801        13.0       28,085        12.8
      Passbook accounts                     39,586        17.8       41,504        18.9
      Money market demand accounts          16,943         7.6       16,159         7.4
      Certificate accounts                 129,437        58.3      128,747        58.7
                                          --------       -----     --------       -----
      Total                               $222,173       100.0%    $219,205       100.0%
                                          ========       =====     ========       =====

7.    EARNINGS PER SHARE

      Earnings per share ("EPS") was $0.53 and $0.12 for the three months ended December 31, 1996 and 1995, respectively. EPS was calculated based on the number of common stock and common stock equivalents outstanding during each of the periods. Weighted average shares outstanding were 1,156,243 and 1,228,634 for the three months ended December 31, 1996 and 1995, respectively, and, in accordance with SOP 93-6, do not include shares held by the stock benefit plans that were purchased and unallocated during the periods.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1996 (UNAUDITED) AND SEPTEMBER 30, 1996

Total assets of the Company increased $16.5 million or 5.6% from $294.2 million at September 30, 1996 to $310.7 million at December 31, 1996 primarily due to a $8.7 million increase in mortgage-related securities available for sale and a $6.0 million increase in loans receivable-net. The increase in mortgage-related securities and loans is part of the Company's strategy of maximizing the use of capital through asset growth. The loan growth was concentrated primarily in single-family and commercial real estate loans and consumer loans. The Company's asset growth was funded through the use of Federal Home Loan Bank ("FHLB") advances.

Deposits increased $3.0 million or 1.4% from $219.2 million at September 30, 1996 to $222.2 million at December 31, 1996. The increase resulted primarily from the growth in non-interest bearing checking accounts.

Stockholders' equity increased $214,000 is due to the combined effects of increased net income and in the market valuation, net of taxes, for available for sale securities partially offset by the purchases of shares of common stock for employee benefit plans and dividends paid.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

Net Income.

Net income was $615,000 for the three months ended December 31, 1996 as compared to $147,000 for the same period in 1995. The $468,000 increase in net income for the three months ended December 31, 1996 was due to a $178,000 increase in net interest income after provision for loan losses combined with a $572,000 decrease in operating expenses partially offset by a $306,000 increase in income taxes.

Net Interest Income.

Net interest income increased $196,000 or 9.0% to $2.4 million for the three months ended December 31, 1996 as compared to the same period in 1995. The increase was due to a $335,000 or 6.7% increase in interest income which was offset in part by a $139,000 or 5.0% increase in interest expense for the 1996 period. The interest rate spread and net interest margin were 3.10% and 3.36%, respectively, for the three months ended December 31, 1996 as compared to 2.98% and 3.34%, respectively, for the same period in 1995. The $335,000 increase in interest income was primarily due to a $21.7 million increase in average interest-earning assets offset in part by an 11 basis point decrease in yield. The $139,000 increase in interest expense was primarily due to an increase of $24.8 million in the average balance of interest-bearing liabilities substantially offset by a 22 basis point decline in the weighted average rate paid thereon for the three months ended December 31, 1996, as compared to the same period in 1995.

Provision for Loan Losses.

The Company's provision for loan losses increased to $56,000 for the three months ended December 31, 1996 as compared to $38,000 for the same period in 1995. The increase was primarily due to the growth in the loan portfolio. Total non-performing assets at December 31, 1996 were $7.5 million or 2.4% of total assets, an increase of $595,000 or 8.6% from September 30, 1996. The increase consisted primarily of single-family residential mortgage loans.

The Company continues to monitor the Bennett bankruptcy proceedings and is vigorously pursing all options available to protect its interests. There has been little change in the bankruptcy status since last reported in the Company's Annual Report to stockholders for the year ended September 30, 1996.


Other Income.

Other income increased $24,000 or 8.2% to $317,000 for the three months ended December 31, 1996 as compared to the same period in 1995. The increase was primarily a result of an increase of $48,000 in the net gain on sales of loans offset by a decrease in service charges and other fees of $21,000. The increase in gain on sales of loans is due to increased originations and sales of loans, servicing released, to credit impaired borrowers and is part of management's strategy of diversifying product mix.

Operating Expenses.

Operating expenses decreased $572,000 or 25.9% during the three months ended December 31, 1996 as compared to the same period in 1995. Operating expenses during the first quarter of fiscal 1996 included a $311,000 one-time charge relating to the Company's restructuring plan implemented in December 1995. Increases of $147,000, $112,500 and $48,500 were incurred in the compensation and employee benefits, occupancy and equipment and professional fees expenses as part of the restructuring plan. Exclusive of the one-time charge, the Company had additional decreases of $109,000, $79,000, $46,000 and $17,000 in salaries and employee benefits expense, professional fees, federal deposit insurance premium and occupancy and equipment reflecting the effects of the implementation of the cost reduction plan.

Income Tax Expense

Income tax expense increased $306,000 to $384,000 during the three months ended December 31, 1996 as compared to the same period in 1995. The increase was primarily a result of an increase in income before income taxes and an increase in the state tax expense. State tax expense was lower in the prior period due to the utilization of certain state tax carryforwards.

Liquidity and Capital Resources

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings (consisting solely of advances from the FHLB of Pittsburgh to satisfy its funding commitments. At December 31, 1996, the Company had $27.7 million in primarily short-term outstanding advances from the FHLB of Pittsburgh.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At December 31, 1996, the total approved loan commitments outstanding amounted to $6.4 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $5.0 million. Certificates of deposit scheduled to mature in one year or less at December 31, 1996 totalled $71.5 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

The Company is required by the Office of Thrift Supervision ("OTS") to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 5% and 1%, respectively, of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand from withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Company's average monthly liquidity ratio and short-term liquid assets for December 1996 was 8.3% and 4.4%, respectively.

As of December 31, 1996, the Company had regulatory capital which was in excess of applicable limits. The Company is required under certain federal regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 3.0% of its adjusted total assets and total capital to at least 8.0% of its risk-weighted assets. At December 31, 1996, the Bank had tangible capital equal to 7.5% of adjusted total assets, core capital equal to 7.5% of adjusted total assets and total capital equal to 17.0% of risk-weighted assets.

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

        Not applicable

Item 2. Changes in Securities

        Not applicable

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        On January 29, 1997, the Annual Meeting of stockholders of the Company was held to elect directors and ratify the appointment of auditors. With respect to the election of directors, the results were as follows:

               Nominee                For      Withheld
               -------              -------    --------
               William K. Betts     992,787     173,481
               Walter J. Lewicki    990,662     175,606

        With respect to the ratification of Deloitte & Touche LLP as the Company's independent certified accountants, the results were as follows: 1,152,567 Votes For, 13,426 Votes Against, and 275 Votes Abstain.

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         FIRST KEYSTONE FINANCIAL, INC.



Date: February 12, 1997                    By: /s/ Donald S. Guthrie
                                              ----------------------------------
                                           Donald S. Guthrie
                                           President and Chief Executive Officer


Date: February 12, 1997                    By: /s/ Thomas M. Kelly
                                              ----------------------------------
                                           Thomas M. Kelly
                                           Executive Vice-President and Chief
                                           Financial Officer