Form 10QSB
period 1997-03-31
FIRST KEYSTONE FINANCIAL INC
filed 1997-05-14
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Number of shares of Common Stock outstanding as of May 9, 1997:  1,227,875

Transitional Small Business Disclosure Format      Yes ___ No _X_

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                                PAGE
                                                                                ----
PART I     FINANCIAL INFORMATION:

  Item 1.  Financial Statements

           Consolidated Statements of Financial Condition as of
           March 31, 1997 (Unaudited) and September 30, 1996 ................     1

           Consolidated Statements of Income for the Three and Six
           Months Ended March 31, 1997 and 1996 (Unaudited)..................     2

           Consolidated Statement of Changes in Stockholders' Equity for the
           Three and Six Months Ended March 31, 1997 (Unaudited) ............     3

           Consolidated Statements of Cash Flows for the Three and Six Months
           Ended March 31, 1997 and 1996 (Unaudited).........................     4

           Notes to Consolidated Financial Statements (Unaudited) ...........     5

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................     9

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings.................................................    13

  Item 2.  Changes in Securities.............................................    13

  Item 3.  Defaults Upon Senior Securities...................................    13

  Item 4.  Submission of Matters to a Vote of Security Holders .............     13

  Item 5.  Other Information................................................     13

  Item 6.  Exhibits and Reports on Form 8-K.................................     13

SIGNATURES..................................................................     14

FIRST KEYSTONE FINANCIAL, INC.


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

                                                                              March 31      September 30
ASSETS                                                                          1997             1996
                                                                            -----------     ------------
                                                                            (Unaudited)
Cash and amounts due from depository institutions                            $   2,101        $   1,870
Interest-bearing deposits with depository institutions                           6,432            9,824
                                                                             ---------        ---------
     Total cash and cash equivalents                                             8,533           11,694
Investment securities available for sale                                        15,480           16,532
Mortgage-related securities available for sale                                  70,880           60,211
Loans held for sale                                                              2,492            2,447
Investment securities held to maturity (approximate fair value
     of $4,939 at March 31, 1997)                                                5,000
Mortgage-related securities held to maturity (approximate fair value
     of $21,110 at March 31, 1997 and $22,060 at September 30, 1996)            22,121           23,221
Loans receivable - net                                                         177,157          167,530
Accrued interest receivable                                                      2,369            2,404
Real estate owned                                                                1,855            1,557
Federal Home Loan Bank stock - at cost                                           3,191            2,337
Office properties and equipment - net                                            2,354            2,507
Deferred income taxes                                                            1,693            2,111
Prepaid expenses and other assets                                                1,512            1,690
                                                                             ---------        ---------
TOTAL ASSETS                                                                 $ 314,637        $ 294,241
                                                                             =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

     Deposits                                                                $ 223,412        $ 219,205
     Advances from Federal Home Loan Bank                                       63,814           46,740
     Accrued interest payable                                                    1,465            1,501
     Advances from borrowers for taxes and insurance                             1,847              921
     Accounts payable and accrued expenses                                       1,848            2,790
                                                                             ---------        ---------
              Total liabilities                                                292,386          271,157
                                                                             ---------        ---------
Stockholders' Equity:

     Preferred stock, $.01 par value, 10,000,000 shares authorized;
        none issued
     Common stock, $.01 par value, 20,000,000 shares authorized;
        issued and outstanding: March 31, 1997 and September 30, 1996,
        1,227,875 and 1,292,500 shares, respectively                                14               14
     Additional paid in capital                                                 12,734           12,659
     Common stock acquired by stock benefit plans                               (2,082)          (1,437)
     Treasury stock at cost; 132,125 shares                                     (2,556)          (1,288)
     Unrealized loss on available for sale securities - net of tax                (630)            (494)
     Retained earnings - partially restricted                                   14,771           13,630
                                                                             ---------        ---------
              Total stockholders' equity                                        22,251           23,084
                                                                             ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 314,637        $ 294,241
                                                                             =========        =========

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)


                                          Three months ended        Six months ended
                                                March 31                March 31
                                          -------------------     --------------------
                                           1997        1996         1997        1996
                                          -------     -------     --------     -------
INTEREST INCOME:
   Interest on:
     Loans                                $ 3,524     $ 3,328     $  7,025     $ 6,741
     Mortgage-related securities            1,543       1,223        2,976       2,492
     Investments                              370         117          673         276
     Interest-bearing deposits                 58         161          126         289
                                          -------     -------     --------     -------
              Total interest income         5,495       4,829       10,800       9,798
                                          -------     -------     --------     -------
INTEREST EXPENSE:
   Interest on:
     Deposits                               2,234       2,381        4,461       4,817
     Federal Home Loan Bank advances          808         313        1,510         667
                                          -------     -------     --------     -------
              Total interest expense        3,042       2,694        5,971       5,484
                                          -------     -------     --------     -------
NET INTEREST INCOME                         2,453       2,135        4,829       4,314

PROVISION FOR LOAN LOSSES                      60          37          116          75
                                          -------     -------     --------     -------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                          2,393       2,098        4,713       4,239
                                          -------     -------     --------     -------
OTHER INCOME (LOSS):
   Service charges and other fees             236         255          486         526
   Net gain (loss) on sale of:
     Loans                                     53          46          110          56
     Mortgage-related securities                          (11)                     (11)
     Real estate owned                          4           7           12           7
     Other assets                              46                       46
   Real estate operations                      (1)         (4)          (7)         (6)
   Other income                                14          15           22          29
                                          -------     -------     --------     -------
              Total other income              352         308          669         601
                                          -------     -------     --------     -------
OPERATING EXPENSES:
   Salaries and employee benefits             817         742        1,572       1,753
   Occupancy and equipment expenses           213         236          427         580
   Professional fees                          182         131          337         413
   Federal deposit insurance premium           35         128          135         274
   Bank service charges                        94         106          189         215
   Data processing                             81          85          163         177
   Advertising                                 77          46          138         104
   Other                                      183         165          359         332
                                          -------     -------     --------     -------
              Total operating expenses      1,682       1,639        3,320       3,848
                                          -------     -------     --------     -------
INCOME BEFORE INCOME TAX EXPENSE            1,063         767        2,062         992

INCOME TAX EXPENSE                            410         287          794         365
                                          -------     -------     --------     -------
NET INCOME                                $   653     $   480     $  1,268     $   627
                                          =======     =======     ========     =======
PRIMARY EARNINGS PER SHARE                $  0.58     $  0.40     $   1.08     $  0.51
                                          =======     =======     ========     =======
FULLY DILUTED EARNINGS PER SHARE          $  0.58     $  0.40     $   1.08     $  0.51
                                          =======     =======     ========     =======

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (dollars in thousands)


                                                             Common                    Unrealized loss on
                                                              stock                     mortgage-related
                                            Additional     acquired by                      securities                     Total
                                  Common      paid-in     stock benefit    Treasury    available for sale   Retained   stockholders'
                                  stock       capital         plans          stock       (net of tax)       earnings      equity
                                  ------    ----------    -------------    --------    ------------------   --------   -------------
BALANCE AT SEPTEMBER 30, 1996      $14       $12,659         $(1,437)      $(1,288)          $(494)         $13,630       $23,084

   Common stock acquired
      by stock benefit plans                                    (756)                                                        (756)
   ESOP stock committed
      to be released                                              41                                                           41
   Excess of fair value
      above cost of stock
      benefit plans committed
      to be released                              75                                                                           75
   RRP amortization                                               70                                                           70
   Dividends - $.05 per share                                                                                  (127)         (127)
   Net unrealized loss on
      securities available for
      sale, net of tax                                                                        (136)                          (136)
   Purchase of treasury stock                                               (1,268)                                        (1,268)
   Net income                                                                                                 1,268         1,268
                                   ---       -------         -------       -------           -----          -------       -------
BALANCE AT MARCH 31, 1997          $14       $12,734         $(2,082)      $(2,556)          $(630)         $14,771       $22,251
                                   ===       =======         =======       =======           =====          =======       =======

FIRST KEYSTONE FINANCIAL, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                                                  Six months ended
                                                                                                       March 31
                                                                                                ---------------------
                                                                                                  1997         1996
                                                                                                --------     --------
OPERATING ACTIVITIES:
Net income                                                                                      $  1,268     $    627
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
        Provision for depreciation and amortization                                                  183          326
        Amortization of premiums                                                                    (381)         (55)
        Loss (Gain) on sales of:
           Loans                                                                                    (110)         (55)
           Mortgage-related securities available for sale                                                          11
           Real estate owned                                                                         (12)          (7)
           Other assets                                                                              (46)
        Provision for loan losses                                                                    116           75
        Amortization of stock benefit plans                                                          186          198
   Changes in assets and liabilities which provided (used) cash:
        Origination of loans held for sale                                                       (13,697)      (9,064)
        Loans sold in the secondary market                                                        13,652        8,190
        Deferred income taxes                                                                        504           54
        Accrued interest receivable                                                                   35          124
        Prepaid expenses and other assets                                                            123          (77)
        Accrued interest payable                                                                     (36)         150
        Accrued expenses                                                                            (942)        (110)
                                                                                                --------     --------
           Net cash provided by operating activities                                                 843          387
                                                                                                --------     --------
INVESTING ACTIVITIES:
     Loans originated or acquired                                                                (30,359)     (27,259)
   Purchases of:
     Investment securities available for sale                                                                  (3,000)
     Mortgage-related securities available for sale                                              (15,103)     (19,774)
     Investment securities held to maturity                                                       (5,000)
     Mortgage-related securities held to maturity                                                              (2,013)
   Purchase of FHLB stock                                                                           (854)        (148)
   Proceeds from sales of real estate owned                                                          438          186
   Proceeds from sales of mortgage-related securities                                                          12,785
   Proceeds from sales of other assets                                                               101
   Principal collected on loans                                                                   20,765       20,717
   Proceeds from maturities, calls, or repayments of:
     Investment securities available for sale                                                      1,000        2,065
     Mortgage-related securities available for sale                                                4,485        3,258
     Investment securities held to maturity                                                                     4,000
     Mortgage-related securities held to maturity                                                  1,083        2,644
   Purchase of property and equipment                                                                (30)         (34)
   Net expenditures on real estate acquired through foreclosure and in development                  (586)          (3)
                                                                                                --------     --------
           Net cash used in investing activities                                                 (24,060)      (6,576)
                                                                                                --------     --------
FINANCING ACTIVITIES:
   Net increase in deposit accounts                                                                4,207        2,953
   Net proceeds from (repayments on) FHLB advances                                                17,074       (5,266)
   Net increase in advances from borrowers for taxes and insurance                                   926          918
   Common stock acquired by stock benefit plans                                                     (756)        (704)
   Purchase of treasury stock                                                                     (1,268)      (1,288)
   Cash dividend                                                                                    (127)
                                                                                                --------     --------
           Net cash provided by (used in) financing activities                                    20,056       (3,387)
                                                                                                --------     --------
DECREASE IN CASH AND CASH EQUIVALENTS                                                             (3,161)      (9,576)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  11,694       22,668
                                                                                                --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $  8,533     $ 13,092
                                                                                                ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash payments for interest on deposits and borrowings                                        $  6,000     $  5,608
   Transfers of loans receivable into real estate owned                                              193        1,374
   Cash payments of income taxes                                                                      30          225
   Transfer of investment securities to investment securities available for sale                                6,710
   Transfer of mortgage-related securities to mortgage-related securities available for sale                   43,823

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 1997 (UNAUDITED) AND SEPTEMBER 30, 1996 AND
(UNAUDITED) FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996 (dollars in thousands, except per share amounts)


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

      The results of operations of the three and six month periods ended March 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1997. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders for the year ended September 30, 1996.


2.    INVESTMENT SECURITIES

      The amortized cost and approximate fair value of investment securities, by contractual maturities, are as follows:

                                                                         March 31, 1997
                                                      ------------------------------------------------
                                                                    Gross       Gross
                                                      Amortized   Unrealized  Unrealized   Approximate
                                                         Cost        Gain        Loss      Fair Value
                                                      ---------   ----------  ----------   -----------
      Available for Sale:
         U.S. Treasury securities and securities
           of U.S. Government agencies:
             1 to 5 years                              $12,500       $ 10       $   35       $12,475
             5 to 10 years                               3,000                     140         2,860
         Other investments                                 145                                   145
                                                       -------       ----       ------       -------
               Total                                   $15,645       $ 10       $  175       $15,480
                                                       =======       ====       ======       =======

      Held to Maturity:
         U.S. Treasury securities and securities
           of U.S. Government agencies:
             Over 10 years                             $ 5,000                  $   61       $ 4,939
                                                       -------                  ------       -------
               Total                                   $ 5,000                  $   61       $ 4,939
                                                       =======                  ======       =======

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
                                                       =======       ====       ======       =======

3.    MORTGAGE-RELATED SECURITIES


      Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                                            March 31, 1997
                                                     ---------------------------------------------------
                                                                    Gross         Gross
                                                     Amortized    Unrealized   Unrealized    Approximate
                                                        Cost         Gain          Loss       Fair Value
                                                     ---------    ----------   ----------    -----------
      Available for Sale:
         FHLMC pass-through certificates              $13,121         $ 86        $  123       $13,084
         FNMA pass-through certificates                10,487            9           163        10,333
         GNMA pass-through certificates                19,714            4           468        19,250
         Collateralized mortgage obligations           28,421          123           331        28,213
                                                      -------       ------       -------       -------
            Total                                     $71,743         $222        $1,085       $70,880
                                                      =======       ======       =======       =======

      Held to Maturity:
         FHLMC pass-through certificates              $ 3,308                     $  118       $ 3,190
         FNMA pass-through certificates                10,705         $  8           547        10,170
         Collateralized mortgage obligations            8,108           14           372         7,750
                                                      -------       ------       -------       -------
            Total                                     $22,121         $ 22        $1,037       $21,110
                                                      =======       ======       =======       =======

                                                                 September 30, 1996
                                                  ------------------------------------------------
                                                                Gross       Gross
                                                  Amortized   Unrealized  Unrealized   Approximate
                                                     Cost        Gain        Loss       Fair Value
                                                  ---------   ----------  ----------   -----------
      Available for Sale:
         FHLMC pass-through certificates           $12,852       $ 93       $  144       $12,801
         FNMA pass-through certificates             11,079          8          162        10,925
         GNMA pass-through certificates              8,355                     230         8,125
         Collateralized mortgage obligations        28,616        102          358        28,360
                                                   -------       ----       ------       -------
            Total                                  $60,902       $203       $  894       $60,211
                                                   =======       ====       ======       =======

      Held to Maturity:
         FHLMC pass-through certificates           $ 3,631                  $  161       $ 3,470
         FNMA pass-through certificates             11,383       $ 27          510        10,900
         Collateralized mortgage obligations         8,207                     517         7,690
                                                   -------       ----       ------       -------
            Total                                  $23,221       $ 27       $1,188       $22,060
                                                   =======       ====       ======       =======

      The collateralized mortgage obligations contain both fixed and adjustable classes of bonds which are repaid in accordance with a predetermined priority. The underlying collateral of the bonds are loans which are insured by FHLMC, FNMA or GNMA.

      The mortgage-related securities designated as available for sale, by definition, could be sold in response to changes in interest rates and cash flows or for restructuring purposes.


5.    LOANS RECEIVABLE

      Loans receivable consist of the following:

                                                March 31       September 30
                                                  1997             1996
                                               ---------       ------------
      Real estate loans:
         Single-family                          $129,529         $122,270
         Construction and land                    14,954           17,682
         Multi-family and commercial              13,456           11,129
      Consumer loans:
         Home equity and lines of credit          22,362           20,444
         Deposit                                     379              457
         Education                                   692              917
         Other                                     2,093            2,212
      Commercial loans                             3,493            2,923
                                                --------         --------
         Total loans                             186,958          178,044
      Loans in process                            (5,593)          (6,368)
      Allowance for loan losses                   (2,656)          (2,624)
      Deferred loan fees                          (1,552)          (1,512)
                                                --------         --------
      Loans receivable - net                    $177,157         $167,530
                                                ========         ========

      The following is an analysis of the allowance for loan losses:

                                            Six Months Ended
                                                 March 31
                                         ----------------------
                                           1997           1996
                                         -------        -------
      Balance beginning of period         $2,624         $1,487
      Provisions charged to income           116             75
      Charge-offs                            (86)           (47)
      Recoveries                               2
                                          ------         ------
      Total                               $2,656         $1,515
                                          ======         ======

      At March 31, 1997 and September 30, 1996 non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $5,860 and $6,321, respectively.

6.    DEPOSITS

      Deposits consist of the following major classifications:

                                                  March 31                      September 30
                                                    1997                           1996
                                          -----------------------        ------------------------
                                           Amount         Percent         Amount          Percent
                                          --------       --------        --------        --------
      Non-interest bearing accounts       $  4,804            2.1%       $  4,710             2.2%
      NOW accounts                          28,638           12.9          28,085            12.8
      Passbook accounts                     39,340           17.6          41,504            18.9
      Money market demand accounts          16,234            7.3          16,159             7.4
      Certificate accounts                 134,396           60.1         128,747            58.7
                                          --------       --------        --------        --------
      Total                               $223,412          100.0%       $219,205           100.0%
                                          ========       ========        ========        ========

7.    EARNINGS PER SHARE


      Earnings per share ("EPS") was $0.58 and $1.08 for the three and six months ended March 31, 1997, respectively. EPS was calculated based on the number of common stock and common stock equivalents outstanding for the three and six months ended March 31, 1997. Weighted average shares outstanding were 1,095,148 and 1,142,195 for the three and six months ended March 31, 1997, respectively, and, in accordance with Statement of Position 93-6, do not include shares held by the stock benefit plans that were purchased and remained unallocated during the periods.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128") which is required to be adopted for financial statements for both interim and annual periods after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. If SFAS 128 were in effect now, it would have resulted in an increase in earnings per share for the quarter ended March 31, 1997 of $.02 and no effect for March 31, 1996. The dilutive earnings per share calculation would be the same for the quarters March 31, 1997 and 1996 under either method.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1997 (UNAUDITED) AND SEPTEMBER 30, 1996

Total assets of the Company increased $20.4 million or 6.9% from $294.2 million at September 30, 1996 to $314.6 million at March 31, 1997 primarily due to a $13.5 million net increase in the investment securities and mortgage-related securities portfolios (including available for sale) and a $9.6 million increase in loans receivable-net. The increase in investments, mortgage-related securities and loans receivable is part of the Company's strategy of maximizing the use of capital through asset growth. The loan growth was concentrated primarily in single-family and commercial real estate loans and consumer loans. The Company's asset growth was primarily funded through the use of Federal Home Loan Bank ("FHLB") advances.

Deposits increased $4.2 million or 1.9% from $219.2 million at September 30, 1996 to $223.4 million at March 31, 1997. The increase resulted primarily from the growth in certificates of deposit accounts.

During the second quarter of fiscal 1997, the Company completed its second stock repurchase program, repurchasing 64,625 shares at a total cost of approximately $1.3 million or an average of $19.625 per share. Due primarily to the repurchase as well as the purchase of shares of common stock for employee benefit plans, partially offset by net income, stockholders' equity decreased $833,000.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996

Net Income.

Net income was $653,000 for the three months ended March 31, 1997 as compared to $480,000 for the same period in 1996 while net income for the six months ended March 31, 1997 was $1.2 million as compared to $627,000 for the same period in 1996. The $173,000 or 36.0% increase in net income for the three months ended March 31, 1997 was primarily due to a $318,000 increase in net interest income and a $44,000 increase in other income partially offset by a $123,000 increase in income taxes. The $641,000 or 102.2% increase in net income for the six months ended March 31, 1997 was primarily due to a $515,000 increase in net interest income and a $68,000 increase in other income combined with a $528,000 decrease in operating expenses partially offset by a $429,000 increase in income tax expense.


Net Interest Income.

Net interest income increased $318,000 or 14.9% to $2.5 million and $515,000 or 11.9% to $4.8 million for the three and six months ended March 31, 1997, respectively. Such increases were primarily due to a $666,000 or 13.8% and a $1.0 million or 10.2% increase in interest income for the three and six months ended March 31, 1997, respectively, which were partially offset by a $348,000 or 12.9% and a $487,000 or 8.9% increase in interest expense during such periods. The average balance of interest-earning assets increased $32.0 million and $25.5 million for the three and six months ended

March 31, 1997, respectively, as compared to the same period in 1996. The weighted average yield earned thereon for the three and six months ended March 31, 1997 increased 10 basis points to 7.49% and 3 basis points to 7.53%, respectively. These increases were partially offset by an increase in the average balance of interest-bearing liabilities of $38.7 million and $31.8 million for the three and six months ended March 31, 1997, respectively, as compared to the same period in 1996. However, the weighted average rate paid thereon decreased 13 basis points to 4.35% and 17 basis points to 4.38% during the three and six months ended March 31, 1997, respectively, as compared to 4.48% and to 4.55%, during the three and six months ended March 31, 1996. The interest rate spread and net interest margin amounted to 3.13% and 3.34% for the three months ended March 31, 1997 as compared to 2.91% and 3.27% for the same period in 1996. The interest rate spread and net interest margin were 3.15% and 3.37% for the six months ended March 31, 1997 as compared to 2.95% and 3.30% for the same periods in 1996. The Company was able to increase the rates earned on assets with the general increases in market rates occurring during the respective periods while only experiencing slight increase in the overall cost of funds.

Provision for Loan Losses.

The Company's provision for loan losses increased to $60,000 for the three months ended March 31, 1997 as compared to $37,000 for the same period in 1996. For the six months ended March 31, 1997 and 1996 the provision for loan losses was $116,000 and $75,000, respectively. The increases were due to increases in the loan portfolio.

The Company continues to monitor the Bennett bankruptcy proceedings and is vigorously pursuing all options available to protect its interests. There has been little change in the bankruptcy status since last reported in the Company's Annual Report to stockholders for the year ended September 30, 1996.

Other Income.

Other income increased $44,000 or 14.3% to $352,000 and $68,000 or 11.3% to
$669,000 for the three and six months ended March 31, 1997, respectively, as compared to the same periods in 1996. The increase was primarily a result of increases in the net gain on sales of loans and other assets offset by a slight decrease in service charges and other fees.

Operating Expenses.

Operating expenses increased $43,000 or 2.6% during the three months ended March 31, 1997 as compared to the same period in 1996. Increases of $75,000, $51,000 and $31,000 were incurred in the compensation and employee benefits, professional fees and advertising expenses partially offset by reductions in occupancy and equipment expenses and federal deposit insurance premiums. For the six months ended, March 31, 1997, operating expenses decreased $528,000 or 13.7% primarily due to a $311,000 during the 1996 period provision relating to the Company's restructuring plan implemented during the first quarter of fiscal 1996. Increases of $147,000, $112,500 and $48,500 were incurred in compensation and employee benefits, occupancy and equipment expenses and professional fees expenses as part of the restructuring plan. Exclusive of the one-time charge, the Company had experienced decreases of $34,000, $29,000, $139,000 and $40,000 in salaries and employee benefits expense, professional fees, federal deposit insurance premiums and occupancy and equipment reflecting the effects of the implementation of the cost reduction plan and lower deposit insurance charges to SAIF institutions.

Income Tax Expense.

Income tax expense increased $123,000 to $410,000 and $429,000 to $794,000 during the three and six months ended March 31, 1997, respectively, as compared to the same period in 1996. The increases were the result of increases in income before income taxes.

Liquidity and Capital Resources.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings (consisting solely of advances from the FHLB of Pittsburgh to satisfy its funding commitments.) At March 31, 1997, the Company had $51.7 million in primarily short-term outstanding advances from the FHLB of Pittsburgh.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At March 31, 1997, the total approved loan commitments outstanding amounted to $10.5 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $4.5 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1997 totalled $77.9 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

First Keystone Federal Savings Bank (the "Bank"), the Company's wholly owned subsidiary, is required by the Office of Thrift Supervision ("OTS") to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 5% and 1%, respectively, of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand from withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Bank's average monthly liquidity ratio and short-term liquid assets for March 1997 was 8.5% and 4.4%, respectively.

As of March 31, 1997, the Bank had regulatory capital in excess of applicable limits. The Bank is required under certain federal regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 3.0% of its adjusted total assets and total capital to at least 8.0% of its risk-weighted assets. At March 31, 1997, the Bank had tangible capital and core capital equal to 7.2% of adjusted total assets and total capital equal to 16.5% of risk-weighted assets.

Impact of Inflation and Changing Prices.

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

        Not applicable

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        Thomas M. Kelly, Executive Vice President of the Bank, was appointed to the Board of Directors of both the Company and the Bank filling the vacancy created by the resignation of Charles E. Rankin for personal reasons. Mr. Rankin's resignation was not due to any disagreement with the Company or its policies.

Item 6. Exhibits and Reports on Form 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         FIRST KEYSTONE FINANCIAL, INC.



Date: May 14, 1997                         By: /s/ Donald S. Guthrie
                                              ----------------------------------
                                           Donald S. Guthrie
                                           President and Chief Executive Officer


Date: May 14, 1997                         By: /s/ Thomas M. Kelly
                                              ----------------------------------
                                           Thomas M. Kelly
                                           Executive Vice-President and Chief
                                           Financial Officer