Form 10QSB
period 1997-06-30
FIRST KEYSTONE FINANCIAL INC
filed 1997-08-13
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

                                      OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _______________ to ________________

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

Number of shares of Common Stock outstanding as of August 7, 1997:  1,227,875

Transitional Small Business Disclosure Format        Yes          No    X

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                                                    PAGE
                                                                                                    ----
PART I          FINANCIAL INFORMATION:

     Item 1.    Financial Statements

                Consolidated Statements of Financial Condition as of
                June 30, 1997 (Unaudited) and September 30, 1996 ................................         1

                Consolidated Statements of Income for the Three and Nine
                Months Ended June 30, 1997 and 1996 (Unaudited)..................................         2

                Consolidated Statement of Changes in Stockholders' Equity for the
                Three and Nine Months Ended June 30, 1997 (Unaudited)............................         3

                Consolidated Statements of Cash Flows for the Three and Nine Months
                Ended June 30, 1997 and 1996 (Unaudited).........................................         4

                Notes to Consolidated Financial Statements (Unaudited)...........................         5

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations............................................................         9

PART II         OTHER INFORMATION

     Item 1.    Legal Proceedings...............................................................         13

     Item 2.    Changes in Securities...........................................................         13

     Item 3.    Defaults Upon Senior Securities.................................................         13

     Item 4.    Submission of Matters to a Vote of Security Holders............................          13

     Item 5.    Other Information...............................................................         13

     Item 6.    Exhibits and Reports on Form 8-K................................................         13

SIGNATURES......................................................................................         14

FIRST KEYSTONE FINANCIAL, INC.


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)


                                                                                 June 30        September 30
ASSETS                                                                             1997             1996
------                                                                          ---------------------------
                                                                                       (Unaudited)
Cash and amounts due from depository institutions                               $   1,843         $   1,870
Interest-bearing deposits with depository institutions                              8,918             9,824
                                                                                ---------         ---------
        Total cash and cash equivalents                                            10,761            11,694
Investment securities available for sale                                           13,556            16,532
Mortgage-related securities available for sale                                     70,105            60,211
Loans held for sale                                                                 3,491             2,447
Investment securities held to maturity  (approximate fair value
        of $4,960 at June 30, 1997)                                                 5,000
Mortgage-related securities held to maturity (approximate fair value
        of $20,900 at June 30, 1997 and $22,060 at September 30, 1996)             21,622            23,221
Loans receivable - net                                                            182,899           167,530
Accrued interest receivable                                                         2,599             2,404
Real estate owned                                                                   1,848             1,557
Federal Home Loan Bank stock - at cost                                              3,515             2,337
Office properties and equipment - net                                               2,283             2,507
Deferred income taxes                                                               1,383             2,111
Prepaid expenses and other assets                                                   1,735             1,690
                                                                                ---------         ---------

TOTAL ASSETS                                                                    $ 320,797         $ 294,241
                                                                                =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

        Deposits                                                                $ 228,747         $ 219,205
        Advances from Federal Home Loan Bank                                       62,288            46,740
        Accrued interest payable                                                    1,396             1,501
        Advances from borrowers for taxes and insurance                             2,971               921
        Accounts payable and accrued expenses                                       1,955             2,790
                                                                                ---------         ---------

                    Total liabilities                                             297,357           271,157
                                                                                ---------         ---------

Stockholders' Equity:

        Preferred stock, $.01 par value, 10,000,000 shares authorized;
           none issued
        Common stock, $.01 par value, 20,000,000 shares authorized;
           issued and outstanding: June 30, 1997 and September 30, 1996,
           1,227,875 and 1,292,500 shares, respectively                                14                14
        Additional paid in capital                                                 12,810            12,659
        Common stock acquired by stock benefit plans                               (2,071)           (1,437)
        Treasury stock at cost; 132,125 shares                                     (2,556)           (1,288)
        Unrealized loss on available for sale securities - net of tax                (139)             (494)
        Retained earnings - partially restricted                                   15,382            13,630
                                                                                ---------         ---------

                    Total stockholders' equity                                     23,440            23,084
                                                                                ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 320,797         $ 294,241
                                                                                =========         =========

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)


                                                   Three months ended          Nine months ended
                                                        June 30                      June 30
                                                  ---------------------        ----------------
                                                   1997          1996           1997          1996
                                                   ----          ----           ----          ----
INTEREST INCOME:
    Interest on:
        Loans                                     $ 3,723       $ 3,322       $ 10,748       $ 10,063
        Mortgage-related securities                 1,566         1,368          4,542          3,860
        Investments                                   401           144          1,074            420
        Interest-bearing deposits                      69            74            195            363
                                                  -------       -------       --------       --------
                    Total interest income           5,759         4,908         16,559         14,706
                                                  -------       -------       --------       --------

INTEREST EXPENSE:
    Interest on:
        Deposits                                    2,314         2,278          6,774          7,095
        Federal Home Loan Bank advances               914           362          2,424          1,030
                                                  -------       -------       --------       --------
                    Total interest expense          3,228         2,640          9,198          8,125
                                                  -------       -------       --------       --------

NET INTEREST INCOME                                 2,531         2,268          7,361          6,581

PROVISION FOR LOAN LOSSES                              56            38            173            113
                                                  -------       -------       --------       --------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                 2,475         2,230          7,188          6,468
                                                  -------       -------       --------       --------

OTHER INCOME (LOSS):
    Service charges and other fees                    236           263            722            789
    Net gain (loss) on sale of:
        Loans                                          88            45            198            101
        Mortgage-related securities                                                               (11)
        Real estate owned                                            30             12             38
        Other assets                                                                46
    Real estate operations                             (7)          (13)           (14)           (19)
    Other income                                        8            12             30             40
                                                  -------       -------       --------       --------
                    Total other income                325           337            994            938
                                                  -------       -------       --------       --------

OPERATING EXPENSES:
    Salaries and employee benefits                    783           722          2,355          2,475
    Occupancy and equipment expenses                  208           219            635            799
    Professional fees                                 230           201            566            614
    Federal deposit insurance premium                  36           126            171            400
    Bank service charges                               98           106            287            321
    Data processing                                    81            77            244            254
    Advertising                                        79            56            217            159
    Other                                             191           180            551            512
                                                  -------       -------       --------       --------
                    Total operating expenses        1,706         1,687          5,026          5,534
                                                  -------       -------       --------       --------

INCOME BEFORE INCOME TAX EXPENSE                    1,094           880          3,156          1,872

INCOME TAX EXPENSE                                    421           344          1,215            709
                                                  -------       -------       --------       --------

NET INCOME                                        $   673       $   536       $  1,941       $  1,163
                                                  =======       =======       ========       ========


PRIMARY EARNINGS PER SHARE                        $  0.60       $  0.46       $   1.64       $   0.97
                                                  =======       =======       ========       ========

FULLY DILUTED EARNINGS PER SHARE                  $  0.60       $  0.46       $   1.64       $   0.97
                                                  =======       =======       ========       ========

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (dollars in thousands)



                                                                                       Unrealized
                                                             Common                   (loss) gain
                                                              stock                   on mortgage-
                                                           acquired by                  related
                                              Additional      stock                    securities                          Total
                                    Common     paid-in       benefit     Treasury   available for sale    Retained     stockholders'
                                     stock     capital        plans        stock       (net of tax)       earnings        equity
                                     -----     -------        -----        -----       ------------       --------        ------
BALANCE AT SEPTEMBER 30, 1996        $14      $12,659      $(1,437)     $(1,288)          $(494)          $13,630       $23,084

     Common stock acquired
         by stock benefit plans                               (775)                                                        (775)
     ESOP stock committed
         to be released                                         36                                                           36
     Excess of fair value
         above cost of stock
         benefit plans committed
         to be released                           151                                                                       151
     RRP amortization                                           105                                                         105
     Dividends - $.05 per share                                                                              (189)         (189)
     Net unrealized gain on
         securities available for
         sale, net of tax                                                                   355                             355
     Purchase of treasury stock                                          (1,268)                                         (1,268)
     Net income                                                                                             1,941         1,941
                                     ---      -------      -------      -------           -----           -------       -------
BALANCE AT JUNE 30, 1997             $14      $12,810      $(2,071)     $(2,556)          $(139)          $15,382       $23,440
                                     ===      =======      =======      =======           =====           =======       =======

FIRST KEYSTONE FINANCIAL, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                                                     Nine months ended
                                                                                                           June 30
                                                                                                   -----------------------
                                                                                                      1997          1996
                                                                                                      ----          ----
OPERATING ACTIVITIES:
Net income                                                                                         $  1,941       $  1,163
    Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
           Provision for depreciation and amortization                                                  270            422
           Amortization of premiums                                                                    (409)          (145)
           Loss (Gain) on sales of:
                Loans                                                                                  (198)          (101)
                Mortgage-related securities available for sale                                                          11
                Real estate owned                                                                       (12)           (38)
                Other assets                                                                            (46)
           Provision for loan losses                                                                    173            113
           Amortization of stock benefit plans                                                          292            281
    Changes in assets and liabilities which provided (used) cash:
           Origination of loans held for sale                                                       (24,535)       (20,666)
           Loans sold in the secondary market                                                        23,491         17,791
           Deferred income taxes                                                                        505             58
           Accrued interest receivable                                                                 (195)            61
           Prepaid expenses and other assets                                                           (100)            51
           Accrued interest payable                                                                    (105)           273
           Accrued expenses                                                                            (835)           (71)
                                                                                                   --------       --------
                Net cash provided by (used in) operating activities                                     237           (797)
                                                                                                   --------       --------

INVESTING ACTIVITIES:
    Loans originated or acquired                                                                    (38,178)       (37,759)
    Purchases of:
        Investment securities available for sale                                                     (4,005)       (13,000)
        Mortgage-related securities available for sale                                              (16,103)       (25,770)
        Investment securities held to maturity                                                       (5,000)
        Mortgage-related securities held to maturity                                                                (2,013)
    Purchase of FHLB stock                                                                           (1,178)          (490)
    Proceeds from sales of real estate owned                                                            755            447
    Proceeds from sales of mortgage-related securities                                                              12,785
    Proceeds from sales of other assets                                                                 101
    Principal collected on loans                                                                     22,797         30,395
    Proceeds from maturities, calls, or repayments of:
        Investment securities available for sale                                                      7,000          3,065
        Mortgage-related securities available for sale                                                6,931          6,280
        Investment securities held to maturity                                                                       4,000
        Mortgage-related securities held to maturity                                                  1,575          3,445
    Purchase of property and equipment                                                                  (46)           (77)
    Net expenditures on real estate acquired through foreclosure and in development                    (726)           (73)
                                                                                                   --------       --------
                Net cash used in investing activities                                               (26,078)       (18,765)
                                                                                                   --------       --------

FINANCING ACTIVITIES:
    Net increase (decrease) in deposit accounts                                                       9,542         (2,090)
    Net proceeds from FHLB advances                                                                  15,548         11,231
    Net increase in advances from borrowers for taxes and insurance                                   2,050          1,770
    Common stock acquired by stock benefit plans                                                       (775)          (704)
    Purchase of treasury stock                                                                       (1,268)        (1,288)
    Cash dividend                                                                                      (189)
                                                                                                   --------       --------
                Net cash provided by financing activities                                            24,908          8,919
                                                                                                   --------       --------
DECREASE IN CASH AND CASH EQUIVALENTS                                                                  (933)       (10,643)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     11,694         22,668
                                                                                                   --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $ 10,761       $ 12,025
                                                                                                   ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest on deposits and borrowings                                          $  9,300       $  8,186
    Transfers of loans receivable into real estate owned                                                411          1,515
    Cash payments of income taxes                                                                       430            395
    Transfer of investment securities to investment securities available for sale                                    6,710
    Transfer of mortgage-related securities to mortgage-related securities available for sale                       43,823

See notes to consolidated financial statements

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 1997 (UNAUDITED) AND SEPTEMBER 30, 1996 AND
(UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996 (dollars in thousands, except per share amounts)


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

         The results of operations of the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1997. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders for the year ended September 30, 1996.


2.       INVESTMENT SECURITIES

         The amortized cost and approximate fair value of investment securities, by contractual maturities, are as follows:

                                                                                June 30, 1997
                                                          ----------------------------------------------------------
                                                                              Gross           Gross
                                                          Amortized        Unrealized      Unrealized    Approximate
                                                             Cost             Gain            Loss       Fair Value
                                                             ----             ----            ----       ----------
         Available for Sale:
             U.S. Treasury securities and securities
                of U.S. Government agencies:
                   1 to 5 years                            $  9,500            $ 9            $  8        $ 9,501
                   5 to 10 years                              3,000                             73          2,927
             Other investments                                1,124              4                          1,128
                                                           --------           ----            ----       --------
                     Total                                  $13,624            $13             $81        $13,556
                                                            =======            ===             ===        =======

         Held to Maturity:
             U.S. Treasury securities and securities
                of U.S. Government agencies:
                   Over 10 years                             $5,000                            $40         $4,960
                                                             ------                            ---         ------
                     Total                                   $5,000                            $40         $4,960
                                                             ======                            ===         ======

                                                                              September 30, 1996
                                                            ---------------------------------------------------------
                                                                              Gross           Gross
                                                            Amortized      Unrealized      Unrealized     Approximate
                                                              Cost            Gain            Loss        Fair Value
                                                              ----            ----            ----        ----------
         Available for Sale:
             U.S. Treasury securities and securities
                of U.S. Government agencies:
                   1 to 5 years                              $13,500            $48            $ 30        $13,518
                   5 to 10 years                               3,000                            130          2,870
             Other investments                                   145                              1            144
                                                             -------           ----           -----       --------
                     Total                                   $16,645            $48            $161        $16,532
                                                             =======            ===            ====        =======

3.       MORTGAGE-RELATED SECURITIES


         Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                                            June 30, 1997
                                                          ------------------------------------------------------
                                                                          Gross         Gross
                                                          Amortized    Unrealized    Unrealized      Approximate
                                                            Cost          Gain          Loss         Fair Value
                                                            ----          ----          ----         ----------
         Available for Sale:
             FHLMC pass-through certificates               $12,346        $156           $  53         $12,449
             FNMA pass-through certificates                 10,042          58              76          10,024
             GNMA pass-through certificates                 19,356          12             149          19,219
             Collateralized mortgage obligations            28,520         238             345          28,413
                                                           -------        ----            ----         -------
                 Total                                     $70,264        $464            $623         $70,105
                                                           =======        ====            ====         =======

         Held to Maturity:
             FHLMC pass-through certificates               $ 3,122        $  1           $  83         $ 3,040
             FNMA pass-through certificates                 10,462          10             342          10,130
             Collateralized mortgage obligations             8,038                         308           7,730
                                                            ------       -----            ----         -------
                 Total                                     $21,622         $11            $733         $20,900
                                                           =======         ===            ====         =======


                                                                        September 30, 1996
                                                          ------------------------------------------------------
                                                                          Gross         Gross
                                                          Amortized    Unrealized    Unrealized      Approximate
                                                            Cost          Gain          Loss         Fair Value
                                                            ----          ----          ----         ----------
         Available for Sale:
             FHLMC  pass-through certificates              $12,852        $ 93            $144         $12,801
             FNMA pass-through certificates                 11,079           8             162          10,925
             GNMA pass-through certificates                  8,355                         230           8,125
             Collateralized mortgage obligations            28,616         102             358          28,360
                                                           -------        ----            ----         -------
                 Total                                     $60,902        $203            $894         $60,211
                                                           =======        ====            ====         =======

         Held to Maturity:
             FHLMC  pass-through certificates              $ 3,631                      $  161         $ 3,470
             FNMA pass-through certificates                 11,383         $27             510          10,900
             Collateralized mortgage obligations             8,207                         517           7,690
                                                           -------        ----          ------         -------
                 Total                                     $23,221         $27          $1,188         $22,060
                                                           =======         ===          ======         =======

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


5.       LOANS RECEIVABLE

         Loans receivable consist of the following:

                                                                                     June 30         September 30
                                                                                       1997               1996
                                                                                       ----               ----
         Real estate loans:
              Single-family                                                          $131,738          $122,270
              Construction and land                                                    16,538            17,682
              Multi-family and commercial                                              15,258            11,129
         Consumer loans:
              Home equity and lines of credit                                          22,809            20,444
              Deposit                                                                     416               457
              Education                                                                   430               917
              Other                                                                     1,887             2,212
         Commercial business loans                                                      3,072             2,923
                                                                                     --------          --------
              Total loans                                                             192,149           178,044
         Loans in process                                                              (6,053)           (6,368)
         Allowance for loan losses                                                     (1,570)           (2,624)
         Deferred loan fees                                                            (1,627)           (1,512)
                                                                                     --------          --------
         Loans receivable - net                                                      $182,899          $167,530
                                                                                     ========          ========

         The following is an analysis of the allowance for loan losses:

                                                                                         Nine Months Ended
                                                                                              June 30
                                                                                      -----------------------
                                                                                        1997            1996
                                                                                        ----            ----
         Balance beginning of period                                                  $ 2,624          $1,487
         Provisions charged to income                                                     173             113
         Charge-offs                                                                   (1,241)            (92)
         Recoveries                                                                        14
                                                                                       ------          ------
         Total                                                                        $ 1,570          $1,508
                                                                                      =======          ======

         At June 30, 1997 and September 30, 1996 non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $3,286 and $5,352, respectively.

6.       DEPOSITS

         Deposits consist of the following major classifications:

                                                                June 30                   September 30
                                                                  1997                        1996
                                                            ------------------         -------------------
                                                            Amount     Percent         Amount      Percent
                                                            ------     -------         ------      -------
         Non-interest bearing accounts                    $  5,778       2.5%         $  4,710       2.2%
         NOW accounts                                       29,119      12.7            28,085      12.8
         Passbook accounts                                  39,105      17.1            41,504      18.9
         Money market demand accounts                       15,642       6.9            16,159       7.4
         Certificate accounts                              139,103      60.8           128,747      58.7
                                                          --------     -----          --------     -----
         Total                                            $228,747     100.0%         $219,205     100.0%
                                                          ========     =====          ========     =====

7.       EARNINGS PER SHARE


         Earnings per share ("EPS") were $0.60 and $1.64 for the three and six months ended June 30, 1997, respectively. EPS was calculated based on the number of common stock and common stock equivalents outstanding for the three and six months ended June 30, 1997. Weighted average shares outstanding were 1,076,704 and 1,140,643 for the three and nine months ended June 30, 1997, respectively, and, in accordance with Statement of Position 93-6, do not include shares held by the stock benefit plans that were purchased and remained unallocated during the periods.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128") which is required to be adopted for financial statements for both interim and annual periods after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. If SFAS 128 were in effect now, it would have resulted in an increase in earnings per share for the quarter ended June 30, 1997 of $.03 and would have had no effect for the quarter ended June 30, 1996. The dilutive earnings per share calculation would be the same for the quarters June 30, 1997 and 1996 under either method.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1997 (UNAUDITED) AND SEPTEMBER 30, 1996

Total assets of the Company increased $26.5 million or 9.0% from $294.2 million at September 30, 1996 to $320.8 million at June 30, 1997 primarily due to a $10.3 million aggregate net increase in the investment securities and mortgage-related securities portfolios (including available for sale) and a $15.4 million increase in loans receivable-net. The increase in investments, mortgage-related securities and loans receivable is part of the Company's strategy of maximizing the use of its capital through asset growth. The loan growth was concentrated primarily in single-family real estate loans and to a lesser extent in commercial real estate loans and consumer loans. The Company's asset growth was primarily funded through the use of Federal Home Loan Bank ("FHLB") advances which increased $15.5 million to $62.3 million at June 30, 1997.

Deposits increased $9.5 million or 4.4% from $219.2 million at September 30, 1996 to $228.7 million at June 30, 1997. The increase resulted primarily from the growth in certificates of deposit accounts which accounted for 60.8% of the Company's total deposits at June 30, 1997..

The completion of the Company's second stock repurchase plan and the purchase of shares of common stock for employee benefit plans partially offset the Company's net income of $1.9 million for the nine months ended June 30, 1997, resulted in stockholders' equity increasing by $356,000.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996

Net Income.

Net income was $673,000 for the three months ended June 30, 1997 as compared to $536,000 for the same period in 1996 while net income for the nine months ended June 30, 1997 was $1.9 million as compared to $1.2 million for the same period in 1996. The $137,000 or 25.6% increase in net income for the three months ended June 30, 1997 was primarily due to a $263,000 increase in net interest income partially offset by a $18,000 increase in the provision for loan losses and a $77,000 increase in income taxes. The $778,000 or 66.9% increase in net income for the nine months ended June 30, 1997 was primarily due to a $780,000 increase in net interest income and a $56,000 increase in other income combined with a $508,000 decrease in operating expenses partially offset by a$60,000 increase in provision for loan loss and a $506,000 increase in income tax expense.


Net Interest Income.

Net interest income increased $263,000 or 11.6% to $2.5 million and $780,000 or 11.9% to $7.4 million for the three and nine months ended June 30, 1997, respectively. Such increases were primarily due to a $851,000 or 17.3% and a $1.9 million or 12.6% increase in interest income for the three and nine months ended June 30, 1997, respectively, which were partially offset by a $588,000 or 22.3% and a $1.1 million or 13.2% increase in interest expense during such periods as the Company continued to leverage its capital during fiscal 1997. The average balance of interest-earning assets increased $33.2 million and $27.7 million for the three and nine months ended June 30, 1997, respectively, as compared to the same periods in 1996 . The increase in the average balances was accompanied by an increase in the weighted average yield earned thereon for the three and nine months ended June 30, 1997 by 32 basis points to 7.68% and 14 basis points to 7.58%, respectively. These increases were partially offset by both an increase in the average balance of interest-bearing liabilities of $38.3 million and $33.1 million for the three and nine months ended June 30, 1997, respectively, as compared to the same period in 1996, as well as during the quarter ended June 30, 1997, an increase in the weighted average rate paid thereon by 25 basis points to 4.52%. However, during the nine months ended June 30, 1997, the weighted average rate paid decreased 2 basis points to 4.43%. The interest rate spread and net interest margin amounted to 3.16% and 3.37% for the three months ended June 30, 1997 as compared to 3.09% and 3.40% for the same period in 1996. The interest rate spread and net interest margin were 3.15% and 3.37% for the nine months ended June 30, 1997 as compared to 2.99% and 3.33% for the same periods in 1996. The Company was able to increase the rates earned on assets with the general increases in market rates occurring during the respective periods while only experiencing a moderate increase in the overall cost of funds.

Provision for Loan Losses.

The Company's provision for loan losses increased to $56,000 for the three months ended June 30, 1997 as compared to $38,000 for the same period in 1996. For the nine months ended June 30, 1997 and 1996 the provision for loan losses was $173,000 and $113,000, respectively. The increases were due to increases in the size of the loan portfolio.

Total non-performing assets declined from the level at September 30, 1996 by $1.8 million to $5.1 million at June 30, 1997 resulting from a settlement with the bankruptcy trustee of the Bennett Funding Companies ("Bennett"). This 25.7% reduction was primarily due to the return to performing status during the quarter of certain consumer loans related to a non-bankrupt Bennett affiliate in the amount of approximately $1.1 million and the charge-off of approximately $1.1 million of previously established reserves related to the Bennett bankrupt companies. Under the terms of the settlement, the Bank received in July 1997 approximately $984,000 which was a percentage of the cash collected on the Bank's leases to date (such amount will further reduce the Company's non-performing assets). In addition, the Bank will receive a percentage of the cash collected on the remaining loans as payments from the lessees are received by the Trustee. Primarily as a result of the settlement with Bennett, the Company's ratio of non-performing assets and troubled debt restructurings to total assets, at the end of the period was reduced from 2.35% at September 30, 1996 to 1.60% at June 30, 1997.

Other Income.

Other income decreased $12,000 or 3.6% to $325,000 for the three months ended June 30, 1997 due to a decrease in service charges and other fees offset by a net gain on sale of loans. However, other income increased $56,000 or 6.0% to $994,000 for the nine months ended June 30, 1997 compared to the same period in 1996 . The increase was primarily a result of increases in the net gain on sales of loans and other assets offset by a slight decrease in service charges and other fees.

Operating Expenses.

Operating expenses increased $19,000 or 1.1% during the three months ended June 30, 1997 as compared to the same period in 1996. Increases of $61,000, $29,000, $23,000 and $11,000 were incurred in the compensation and employee benefits, professional fees, advertising and other expenses partially offset by reductions in occupancy and equipment expenses and federal deposit insurance premiums. For the nine months ended, June 30, 1997, operating expenses decreased $508,000 or 9.2% primarily due to a $311,000 charge during the 1996 period relating to the Company's restructuring plan implemented during the first quarter of fiscal 1996. Increases of $147,000, $112,500 and $48,500 were incurred in compensation and employee benefits, occupancy and equipment expenses and professional fees expenses as part of the restructuring plan. Exclusive of the one-time charge, the Company experienced decreases of $229,000 and $51,000 in federal deposit insurance premiums and occupancy and equipment expenses reflecting the effects of the implementation of the cost reduction plan and lower deposit insurance charges assessed on SAIF institutions.

Income Tax Expense.

Income tax expense increased $77,000 to $421,000 and $506,000 to $1.2 million during the three and nine months ended June 30, 1997, respectively, as compared to the same period in 1996. The increases were the result of increases in income before income taxes.

Liquidity and Capital Resources.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings (consisting solely of advances from the FHLB of Pittsburgh to satisfy its funding commitments.) At June 30, 1997, the Company had $50.2 million in short-term outstanding advances from the FHLB of Pittsburgh as well as $10.1 million in long-term advances therefrom.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At June 30, 1997, the total approved loan commitments outstanding amounted to $12.8 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $5.5 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1997 totalled $80.0 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

First Keystone Federal Savings Bank (the "Bank"), the Company's wholly owned subsidiary, is required by the Office of Thrift Supervision ("OTS") to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 5% and 1%, respectively, of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand from withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Bank's average monthly liquidity ratio and short-term liquid assets for June 1997 was 8.5% and 4.0%, respectively.

As of June 30, 1997, the Bank had regulatory capital in excess of applicable limits. The Bank is required under certain federal regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 3.0% of its adjusted total assets and total capital to at least 8.0% of its risk-weighted assets. At June 30, 1997, the Bank had tangible capital and core capital equal to 7.3% of adjusted total assets and total capital equal to 16.9% of risk-weighted assets.

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


                                       FIRST KEYSTONE FINANCIAL, INC.



Date:    August 13, 1997               By: /s/ Donald S. Guthrie
                                          ----------------------
                                       Donald S. Guthrie
                                       President and Chief Executive Officer


Date:    August 13, 1997               By: /s/ Thomas M. Kelly
                                          --------------------
                                       Thomas M. Kelly
                                       Executive Vice-President and Chief
                                       Financial Officer