Form 10KSB40
period 1997-09-30
FIRST KEYSTONE FINANCIAL INC
filed 1998-01-12
CIK 856751

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                      FOR THE YEAR ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number: 0-25328

                         FIRST KEYSTONE FINANCIAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                         23-0469351
---------------------------------                         ---------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)

        22 West State Street
         Media, Pennsylvania                                     19063
---------------------------------------                        ---------
(Address of principal executive office)                        (Zip Code)

       Registrant's telephone number, including area code: (610) 565-6210

           Securities registered pursuant to Section 12(b) of the Act:
                                 NOT APPLICABLE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK (PAR VALUE $.01 PER SHARE)

-------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

As of December 15, 1997 the aggregate value of the 985,066 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 221,353 shares held by all directors and officers of the Registrant as a group, was approximately $35.5 million. This figure is based on the last known trade price of $36.00 per share of the Registrant's Common stock on December 15, 1997.

Number of shares of Common Stock outstanding as of December 15, 1997: 1,206,419

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1997 are incorporated into Parts II and III.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

-------------------------------------------------------------------------------

PART I.

Item 1. BUSINESS

GENERAL

     First Keystone Financial, Inc. (the "Company") is a Pennsylvania corporation and sole shareholder of First Keystone Federal Savings Bank (the "Bank") which converted to the stock form of organization in January 1995. The only significant assets of the Company are the capital stock of the Bank, the Company's loans to its employee stock ownership plan, and the remaining proceeds from the issuance of $16.2 million of Trust Preferred securities by a wholly owned subsidiary of the Company. See Note 20 of the Notes to Consolidated Financial Statements in the Annual Report. The business of the Company primarily consists of the business of the Bank.

     The Bank is a traditional, community oriented federal savings bank emphasizing customer service and convenience. The Bank's primary business is to attract deposits from the general public and investing those funds together with other available sources of funds, such as borrowings, to originate loans. A substantial portion of the Bank's deposits are comprised of core deposits which amounted to $88.4 million or 38.8% of the Bank's total deposits at September 30, 1997. The Bank's primary lending emphasis has been, and continues to be, loans secured by first and second liens on single-family (one-to-four units) residences located in Delaware and Chester Counties, Pennsylvania and to a lesser degree, Montgomery County, Pennsylvania and New Castle County, Delaware. The Bank originates single-family residences secured by first mortgages with respect to non-conforming jumbo loans and loans to credit impaired borrowers for sale in the secondary market. The Bank also originates, due to their shorter terms, adjustable or variable interest rates, higher yields and the Bank's analysis that the markets have become more stable, loans secured by commercial real estate properties as well as residential construction loans in the Bank's market area. The Bank originates mortgage loans for resale into the secondary market while retaining for its portfolio adjustable-rate mortgage loans and fixed-rate loans that complement the Bank's asset/liability strategies. The Bank also sells, servicing released, originations of non-conforming loans. Although the Bank has not purchased either whole loans or loan participation interests in the past, depending on market conditions and portfolio needs, the Bank may consider purchasing loans and participation interests in the future. The Bank's originations of commercial real estate and multi-family residential loans has continued to increase as a direct result of the Bank's emphasis on developing business loan products. Commerical real estate and multi-family residential loans amounted to $20.3 million or 10.3% of the total loan portfolio at September 30, 1997 as compared to $14.1 million or 7.9% at September 30, 1996.

     To a lesser extent, the Bank also originates consumer loans (consisting almost entirely of home equity loans and lines of credit), loans secured by commercial real estate and multi-family (over four units) residential properties, construction and land loans, commercial business and other mortgage loans. The Bank's consumer loan portfolio has also continued to increase (as a dollar amount) as a result of the Bank's emphasis on developing the consumer loan portfolio. Consumer loans amounted to $25.4 million or 12.9% of the total loan portfolio at September 30, 1997 as compared to $24.0 million or 13.5% at September 30, 1996.

     In addition to its deposit gathering and lending activities, the Bank invests in mortgage-related securities, substantially all of which are issued or guaranteed by U.S. Government agencies and government sponsored enterprises, as well as U.S. Treasury and federal government agency obligations and municipal obligations. At September 30, 1997, the Bank's mortgage-related securities (including mortgage-related securities available for sale) amounted to $125.2 million, or 33.5% of the Company's total assets, and investment securities (including investment securities available for sale) amounted to $20.2 million, or 5.4% of total assets.

MARKET AREA

     The Bank's primary market area consists of Delaware and Southern Chester Counties and to a lesser extent the contiguous counties of Montgomery and Northern Chester Counties, Pennsylvania and New Castle County, Delaware. Delaware County is part of the Philadelphia Metropolitan Area ("Philadelphia MSA") which includes besides Delaware County, Bucks, Chester, Montgomery and Philadelphia Counties (as well as four counties in New Jersey). The Philadelphia area economy is typical of many large northeast and midwest cities where the traditional manufacturing based economy has declined to a certain degree and has been replaced with service sector and specialty area growth. As a result of such growth, the Philadelphia MSA's economic diversity has broadened and employment in the area is derived from a number of different employment sectors. In particular, Delaware County has experienced the development of companies providing products and services for the health care market such as Crozer/Keystone Health System, Wyeth-Ayerst Labs, Inc. and Mercy Health Corp.

     Philadelphia's central location in the northeast corridor, its well-educated and skilled population base, infrastructure and other factors has made the Bank's market area attractive to many large corporate employers. Such employers include Comcast Corp., Boeing, ARAMARK Corp., Unisys Corp., ARCO Chemical Company, PECO Energy, and many others. There are over 75 Fortune 1,000 companies maintaining a presence in this area and approximately 20 Fortune 500 companies headquartered in the region surrounding the Philadelphia MSA including CIGNA Corp., E.I. DuPont, Bethlehem Steel, Bell Atlantic, Union Pacific Corp., Ikon Office Solutions, Sun Company, Crown Cork & Seal and others.

     Delaware County has experienced somewhat slower population growth than the Philadelphia MSA, although the growth rates in the outlying areas of Delaware County have been growing at a rate above that of the Philadelphia MSA. Since 1990, there has been no population growth in Delaware County and it is expected to increase by less than 1 percent over the next 20 years. Chester County, on the other hand, has grown over 9 percent since 1990 and expected to increase further through the millennium. By comparison, median household income in Delaware County and Chester County is approximately $40,500 and $48,000, respectively, both of which are near or in excess of the Philadelphia MSA median of approximately $41,000 (1996 estimates). Likewise, median home values in Delaware and Chester Counties were approximately $113,200 and $155,900, respectively, as compared to approximately $112,000 for the Philadelphia MSA in 1990. Unemployment rates in Delaware County have been below those experienced by the Philadelphia MSA but higher than some of the other counties comprising the MSA. The average annual unemployment rate for 1997 in Delaware County was 4.6% as compared to 4.9% for the Philadelphia MSA.

ASSET AND LIABILITY MANAGEMENT

     The principal objective of the Company's asset and liability management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives, establish prudent asset concentration guidelines and manage the risk consistent with Board approved guidelines. Through such management, the Company seeks to reduce both the vulnerability of its operations to changes in interest rates and to manage the ratio of interest-rate sensitive assets to interest-rate sensitive liabilities within specified maturities or repricing dates. The Company's actions in this regard are taken under the guidance of the Asset/Liability Committee ("ALCO"), which is chaired by the Chief Financial Officer and comprised of members of the Company's senior and middle management. The ALCO meets quarterly to review, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity and maturities of investments and borrowings. In connection therewith, the ALCO generally reviews the Company's liquidity, cash flow needs, maturities of investments, deposits and borrowings, current market conditions and interest rates. In addition, the pricing of the Company's residential loan and deposit products is reviewed at least weekly while the pricing of loans originated for sale in the secondary market is reviewed daily. The ALCO reports to the Company's Board of Directors on a quarterly basis.

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

The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 1997, based on the information and assumptions set forth in the footnotes.

                                                                                    More Than     More Than
                                             Within       Six to      One Year       Three          Over
                                              Six         Twelve      to Three      Years to        Five
                                             Months       Months        Years       Five Years      Years        Total
                                           ---------    ---------     ---------     ---------     ---------    ---------
                                                                       (Dollars in thousands)
Interest-earning assets(1):
  Loans receivable(2):                     $  59,547    $  25,228     $  36,014     $  23,232     $  45,087    $ 189,108
  Mortgage-related securities(3)              41,775       10,334        34,326        24,101        14,643      125,179
  Assets held for sale                         4,577                                                               4,577
  Investment securities(4)                     1,070                         75         3,000        19,835       23,980
  Interest-earning deposits                   19,729                                                              19,729
                                           ---------    ---------     ---------     ---------     ---------    ---------
      Total interest-earning assets        $ 126,698    $  35,562     $  70,415     $  50,333     $  79,565    $ 362,573
                                           =========    =========     =========     =========     =========    =========

Interest-bearing liabilities:
  Deposits(5)                              $  69,916    $  57,390     $  86,159     $  14,453     $            $ 227,918
  Borrowed funds                              44,525        5,300        24,557        25,125           480       99,987
                                           ---------    ---------     ---------     ---------     ---------    ---------
      Total interest-bearing liabilities   $ 114,441    $  62,690     $ 110,716     $  39,578     $     480    $ 327,905
                                           =========    =========     =========     =========     =========    =========

Excess (deficiency) of interest-
  earning assets over interest-bearing
  liabilities                              $  12,257    $ (27,128)    $ (40,301)    $  10,755     $  79,085    $  34,668
                                           =========    =========     =========     =========     =========    =========

Cumulative excess (deficiency) of
  interest-earning assets over interest-
  bearing liabilities                      $  12,257    $ (14,871)    $ (55,172)    $ (44,417)    $  34,668
                                           =========    =========     =========     =========     =========

Cumulative excess (deficiency) of
  interest-earning assets over interest-
  bearing liabilities as a percentage of
  total assets                                  3.28%        (3.98)%      (14.77)%      (11.89)%       9.28%
                                           =========     =========     =========     =========    =========

                                                   (footnotes on following page)

----------
(1) Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments based on assumptions estimating the prepayments in the expected interest rate environment. Annual prepayment speeds for loans range from 5% to 15% depending on the type of loan. Annual prepayment speeds for mortgage-related securities and investment securities range from 9% to 15%.

(2) Balances have been reduced for non-accruing loans, which amounted to $2.1 million at September 30, 1997 and, with respect to construction loans, the amount of loans in process.

(3)  Includes mortgage-related securities available for sale.

(4)  Includes $3.8 million of stock in the FHLB of Pittsburgh.

(5) Management believes that the assumptions used by it to evaluate the vulnerability of the Bank's operations to changes in interest rates are conservative and consider them reasonable. However, the interest rate sensitivity of the Bank's assets and liabilities as portrayed in the table above could vary substantially if different assumptions were used or actual experience differs from the assumptions used in the table. Passbook and statement savings accounts are assumed to decay at a rate of 30.0%, 30.0%, and 40.0% in each of the first three years, respectively. Money market "MMDA" and negotiable order of withdrawal ("NOW") accounts are assumed to decay at a rate of 75% and 25%, in one year or less and over one year, respectively. The percentages used in the first year are equally divided over the two six month periods. First Keystone's passbook, statement savings, MMDA and NOW accounts are generally subject to immediate withdrawal. However, management considers a portion of these deposits to be core deposits having significantly longer effective maturities based upon the Bank's retention of such deposits in changing interest rate environments.

     Lending Activities

     Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated (excluding loans held for sale).


                                                                       September 30,
                                          -----------------------------------------------------------------------
                                                  1997                    1996                       1995
                                          -------------------    ----------------------    ----------------------
                                           Amount       %         Amount         %          Amount         %
                                          --------   --------    --------   -----------    --------   -----------
                                                                   (Dollars in thousands)
Real estate loans:
  Single-family                           $135,168      68.53%   $122,270         68.68%   $115,225         69.01%
  Multi-family and commercial               18,305       9.28      11,129          6.25      11,789          7.06
  Construction and land                     16,400       8.31      17,682          9.93      16,343          9.79
                                          --------   --------    --------   -----------    --------   -----------
      Total real estate loans              169,873      86.12     151,081         84.86     143,357         85.86
                                          --------   --------    --------   -----------    --------   -----------

Consumer:
  Home equity loans and lines of credit     22,964      11.64      20,444         11.48      18,229         10.92
  Deposit                                      348        .18         457           .26         350           .21
  Education                                    365        .19         917           .52       1,010           .60
  Other (1)                                  1,690        .86       2,212          1.24       1,491           .89
                                          --------   --------    --------   -----------    --------   -----------
      Total consumer loans                  25,367      12.87      24,030         13.50      21,080         12.62
                                          --------   --------    --------   -----------    --------   -----------
Commercial business loans                    2,000       1.01       2,923          1.64       2,533          1.52
                                          --------   --------    --------   -----------    --------   -----------
      Total loans receivable (2)           197,240     100.00%    178,034        100.00%    166,970        100.00%
                                          --------   ========    --------   ===========    --------   ===========

Less:
  Loans in process (construction
    and land)                                5,670                  6,368                     6,070
  Deferred loan origination fees
    and discounts                            1,653                  1,512                     1,411
  Allowance for loan losses                  1,628                  2,624                     1,487
                                          --------               --------                  --------
                                             8,951                 10,504                     8,968
                                          --------               --------                  --------
      Total loans receivable, net         $188,289               $167,530                  $158,002
                                          ========               ========                  ========


                                                            September 30,
                                          ------------------------------------------------
                                                   1994                      1993
                                          ----------------------    ----------------------
                                           Amount         %          Amount         %
                                          --------   -----------    --------   -----------
                                                       (Dollars in thousands)
Real estate loans:
  Single-family                           $105,728         69.77%   $107,999         74.72%
  Multi-family and commercial               12,700          8.38      13,069          9.04
  Construction and land                     13,805          9.11      11,675          8.08
                                          --------   -----------    --------   -----------
      Total real estate loans              132,233         87.26     132,743         91.84
                                          --------   -----------    --------   -----------

Consumer:
  Home equity loans and lines of credit     15,603         10.30       7,995          5.53
  Deposit                                      374           .25         477           .33
  Education                                    697           .46         669           .46
  Other (1)                                    332           .22          39           .04
                                          --------   -----------    --------   -----------
      Total consumer loans                  17,006         11.23       9,180          6.36
                                          --------   -----------    --------   -----------
Commercial business loans                    2,288          1.51       2,608          1.80
                                          --------   -----------    --------   -----------
      Total loans receivable (2)           151,527        100.00%    144,531        100.00%
                                          --------   ===========    --------   ===========

Less:
  Loans in process (construction             6,698                     4,984
    and land)
  Deferred loan origination fees
    and discounts                            1,063                     1,096
  Allowance for loan losses                  1,540                     1,265
                                          --------                  --------
                                             9,301                     7,345
                                          --------                  --------
      Total loans receivable, net         $142,226                  $137,186
                                          ========                  ========

----------

(1)  Consists primarily of purchased consumer lease receivables.
(2)  Does not include $4.6 million, $2.4 million, $57,000, $168,000 and $1.2 million of loans held for sale at September 30, 1997, 1996, 1995, 1994 and 1993, respectively.

     Contractual Principal Repayments. The following table sets forth the scheduled contractual maturities of the Bank's loans held to maturity at September 30, 1997. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank's loan portfolio held to maturity.


                                                                                    Real Estate Loans
                                                  ----------------------------------------------------------------------------------
                                                                  Multi-family                             Consumer and
                                                                      and        Construction                Commercial
                                                  Single-family    Commercial      and Land      Total     Business Loans    Total
                                                  -------------   ------------   ------------   --------   --------------   --------
                                                                                      (In thousands)
Amounts due in:
  One year or less                                   $  5,412       $  1,411        $16,400     $ 23,223      $  7,310      $ 30,533
  After one year through three years                   10,122          3,127                      13,249         6,386        19,635
  After three years through five years                  9,036          3,586                      12,622         4,382        17,004
  After five years through ten years                   20,059          7,519                      27,578         5,949        33,527
  After ten years through twenty
    years                                              49,655          2,662                      52,317         3,340        55,657
  Over twenty years                                    40,884                                     40,884                      40,884
                                                     --------       --------        -------     --------      --------      --------
    Total(1)                                         $135,168       $ 18,305        $16,400     $169,873      $ 27,367      $197,240
                                                     ========       ========        =======     ========      ========      ========

Interest rate terms on amounts due after one year:
  Fixed                                                                                         $ 88,769      $ 20,057      $108,826
  Adjustable                                                                                      57,881                      57,881
                                                                                                --------      --------      --------
    Total(1)                                                                                    $146,650      $ 20,057      $166,707
                                                                                                ========      ========      ========

----------

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


                                                  Year Ended September 30,
                                            -------------------------------------
                                              1997          1996          1995
                                            ---------     ---------     ---------
                                                       (In thousands)
Gross loans at beginning of period(1)       $ 180,491     $ 167,027     $ 151,695
                                            ---------     ---------     ---------
Loan originations for investment:
  Real estate:
    Residential                                18,016        23,766        24,562
    Commercial and multi-family                 8,458           399
    Construction                               16,298        15,875        16,523
                                            ---------     ---------     ---------
      Total real estate loans originated
        for investment                         42,772        40,040        41,085
   Consumer                                     8,859         9,738         9,063
   Commercial business                          2,755           875         2,872
                                            ---------     ---------     ---------
      Total loans originated for
        investment                             54,386        50,653        53,020
Loans originated for resale                    37,209        30,239         5,501
                                            ---------     ---------     ---------
      Total originations                       91,595        80,892        58,521
                                            ---------     ---------     ---------
Deduct:
  Principal loan repayments and
    prepayments                               (34,779)      (37,821)      (36,077)
  Transferred to real estate owned               (411)       (1,768)         (507)
  Loans sold in secondary market              (35,079)      (27,839)       (6,605)
                                            ---------     ---------     ---------
      Subtotal                                 70,269       (67,438)      (43,189)
                                            ---------     ---------     ---------
Net increase  in loans(1)                      21,326        13,454        15,332
                                            ---------     ---------     ---------
Gross loans at end of period(1)             $ 201,817     $ 180,481     $ 167,027
                                            =========     =========     =========

----------

(1) Includes loans held for sale of $4.6 million, $2.4 million and $57,000 at September 30, 1997, 1996 and 1995, respectively.

     The lending activities of the Bank are subject to written underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Applications for all types of loans are taken at all of the Bank's branch offices by the branch manager or other designated loan officers. Applications for single-family residential mortgage loans for portfolio retention also are obtained through loan originators who are employees of the Bank. The Bank's loan originators will take loan applications outside of the Bank's offices at the customer's convenience and are compensated on a commission basis. The Mortgage Lending Department supervises the process of obtaining credit reports, appraisals and other documentation involved with a loan. The Bank generally requires that a property appraisal be obtained in connection with all new mortgage loans. Property appraisals generally are performed by an independent appraiser from a list approved by the Bank's Board of Directors. The Bank requires that title insurance (other than with respect to home equity loans) and hazard insurance be maintained on all security properties and that flood insurance be maintained if the property is within a designated flood plain.

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

     Applications for residential mortgage loans which are originated for resale in the secondary market or loans designated for portfolio retention that conform to the requirements for resale into the secondary market and do not exceed Federal National Mortgage Association ("FNMA")/Federal Home Loan Mortgage Corporation ("FHLMC") limits are approved by the Bank's Chief Lending Officer or in his absence, by the Senior Loan Underwriter or Loan Committee (a committee comprised of three directors and the Bank's Chief Lending Officer). All other first mortgage loans (commercial and multi-family residential real estate and construction loans) and residential mortgage loans in excess of FNMA/FHLMC maximum amounts, currently $214,600, but less than $1.0 million must be approved by the Loan Committee. All first mortgage loans in excess of $1.0 million must be approved by the Bank's Board of Directors or the Executive Committee thereof. All mortgage loans which do not require approval by the Board of Directors are submitted to the Board at its next meeting for review and ratification. Home equity loans and lines of credit up to $100,000 can be approved by the Chief Lending Officer, the Vice President of Construction Loans and the Administrative Vice President of mortgage lending. Loans in excess of such amount must be approved by the Loan Committee.

     Applications for non-conforming residential real estate loans, submitted by correspondents and sold servicing released into the secondary market, are packaged and submitted for pre-approval to the buyer prior to closing. The Bank, on occasion will originate non-conforming loans in accordance with the buyers' underwriting standards and sells them in bulk into the secondary market.

     Single-Family Residential Loans. Substantially all of the Bank's single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration or partially guaranteed by the Department of Veterans Affairs. The vast majority of the Bank's single-family residential mortgage loans are secured by properties located in Pennsylvania, primarily in Delaware and Chester Counties, and are originated under terms and documentation which permit their sale to the FHLMC or FNMA. The Bank, consistent with its asset/liability management strategies, sells some of its newly originated longer term fixed-rate residential mortgage loans and to a limited degree, existing longer term fixed-rate residential mortgage loans while retaining adjustable-rate mortgage loans and shorter term fixed-rate residential mortgage loans. See "- Mortgage-Banking Activities."

     The single-family residential mortgage loans offered by the Bank currently consist of fixed-rate loans, including bi-weekly and balloon loans, and adjustable-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank's fixed-rate loans are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the FHLMC and the FNMA, and other investors in the secondary mortgage market. The Bank also offers bi-weekly loans under the terms of which the borrower makes payments every two weeks. Although such loans have a 30 year amortization schedule, due to the bi-weekly payment schedule, such loans repay substantially more rapidly than a standard monthly amortizing 30-year fixed-rate loan. The Bank also offers five and seven year balloon loans which provide that the borrower can conditionally renew the loan at a to-be-determined rate for the remaining 25 or 23 years, respectively, of the amortization period. At September 30, 1997, $104.6 million, or 56.7%, of the Bank's single-family residential mortgage loans held in portfolio were fixed-rate loans, including $27.0 million of bi-weekly fixed-rate residential mortgage loans.

     The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one or three years in accordance with a designated index, such as U.S. Treasury obligations, adjusted to a constant maturity ("CMT"), plus a stipulated margin. The Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a cap of 6% over the life of the loan. In order to increase acceptance of adjustable-rate loans, the Bank recently has been originating loans which are fixed for a period of three to ten years which converts to a one-year adjustable-rate loan. The Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. Although the Bank does offer adjustable-rate loans with initial rates below the fully indexed rate, such loans are underwritten using methods approved by FHLMC and FNMA which allow borrowers to be qualified at 2% above the discounted loan rate. At September 30, 1997, $70.4 million or 52.1% of the Bank's single-family residential mortgage loans held for portfolio were adjustable-rate loans.

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

     For conventional residential mortgage loans held in portfolio and also for those loans originated for sale in the secondary market, the Bank's maximum loan-to-value ratio is 95%, and is based on the lesser of sales price or appraised value. On all loans with a loan-to-value ratio of over 80%, private mortgage insurance is required in an amount which reduces the Bank's exposure to 75%.

     Commercial and Multi-Family Residential Real Estate Loans. The Bank has moderately increased its investment in commercial and multi-family lending. Such loans are being extended primarily to small and medium-sized businesses located in the Bank's primary market area, a portion of the market that the Bank believes has been underserved in recent years. Loans secured by commercial and multi-family real estate amounted to $18.3 million, or 9.3%, of the Bank's total loan portfolio, at September 30, 1997. The Bank's commercial and multi-family residential real estate loans are secured primarily by professional office buildings, small retail establishments, warehouses and apartment buildings (with 36 units or less) located in the Bank's primary market area.

     The Bank's adjustable-rate multi-family residential and commercial real estate loans generally are either one-year or three-year adjustable-rate loans indexed to the CMT plus a margin. In addition, depending on collateral value and strength of the borrower, fixed-rate balloon loans and longer term fixed-rate loans are also originated. Generally, fees of 1% to 3% of the principal loan balance are charged to the borrower upon closing. Although terms for multi-family residential and commercial real estate loans may vary, the Bank's underwriting standards generally provide for terms of up to 25 years with amortization of principal over the term of the loan and loan-to-value ratios of not more than 75%. Generally, the Bank obtains personal guarantees of the principals of the borrower as additional security for any commercial real estate and multi-family residential loans and requires that the borrower have at least a 25% equity investment in any such property.

     The Bank evaluates various aspects of commercial and multi-family residential real estate loan transactions in an effort to mitigate risk to the extent possible. In underwriting these loans, consideration is given to the stability of the property's cash flow history, future operating projections, current and projected occupancy, position in the market, location and physical condition. In recent periods, the Bank has also generally imposed a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 110%. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower and guarantor, if applicable. An appraisal report is prepared by a state-licensed and certified appraiser (generally Member of Appraisal Institute ("MAI") qualified) commissioned by the Bank to substantiate property values for every commercial real estate and multi-family loan transaction. All appraisal reports are reviewed by the Bank prior to the closing of the loan.

     Multi-family residential and commercial real estate lending entails different and significant risks when compared to single-family residential lending because such loans often involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. The Bank attempts to minimize its risk exposure by limiting such lending to proven developers/owners, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and periodically monitoring the operation and physical condition of the collateral.

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

     The Bank also provides construction loans and lines of credit to developers. The majority of such loans consist of loans to selected local developers with whom the Bank is familiar to build single-family dwellings on a pre-sold or, to a significantly lesser extent, on a speculative basis. The Bank generally limits to two the number of unsold units which a developer may have under construction in a project. Such loans generally have terms of 24 months or less, have maximum loan-to-value ratios of 75% of the appraised value upon completion and generally do not require the amortization of the principal during the term. The loans are made with floating rates of interest based on the Prime Rate plus a margin adjusted on a monthly basis. The Bank also receives origination fees, which generally range from 1.0% to 3.0% of the commitment. The borrower is required to fund a portion of the project's costs, the exact amount determined on a case-by-case basis. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and which have added to the value of the project. Only interest payments are due during the construction phase and the Bank may provide the borrower with an interest reserve from which it can pay the stated interest due thereon. The Bank's construction loans include loans to the developers to acquire the necessary land, develop the site and construct the residential units ("ADC loans"). At September 30, 1997, net residential construction loans totalled $6.1 million, or 3.1%, of the total loan portfolio, which primarily consisted of construction loans to developers.

     Loans to developers include both secured and unsecured lines of credit with outstanding commitments totalling $2.4 million. All have personal guaranties of the principals and are cross-collateralized with existing loans. Loans outstanding under builder lines of credit totalled $856,000 at September 30, 1997. The majority of the loans are secured by real estate and the unsecured lines, given only to the Bank's most creditworthy and long standing customers, totalled $327,000, or .17% of the total loan portfolio.

     The Bank also will originate ground or land loans, both to individuals to purchase a building lot on which he intends to build his primary residence, as well as to developers to purchase lots to build speculative homes at a later date. Such loans have terms of 36 months or less with a maximum loan-to-value ratio of 75% of the lower of appraised value or sale price with respect to loans to individuals and 65% of the lower of appraised value or sales price with respect to loans to developers. The loans are made with floating rates based on the Prime Rate plus a margin. The Bank also receives origination fees, which generally range between 1.0% and 3.0% of the loan amount. At September 30, 1997, land loans (including loans to acquire and develop land) totalled $4.6 million or 2.3% of the total loan portfolio.

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

     Consumer Lending Activities. The Bank offers consumer loans in order to provide a full range of retail financial services to its customers. At September 30, 1997, $25.4 million, or 12.9%, of the Bank's total loan portfolio was comprised of consumer loans. The Bank originates substantially all of such loans in its primary market area.

     The largest component of the Bank's consumer loan portfolio consists of home equity loans and home equity lines of credit (a form of revolving credit), both of which are secured by the underlying equity in the borrower's primary residence. Home equity loans are amortizing loans with fixed interest rates and maximum terms of 15 years while equity lines of credit have adjustable interest rates indexed to the Prime Rate. Generally home equity loans or home equity lines do not exceed $100,000. The Bank's home equity loans and lines of credit generally require combined loan-to-value ratios of 80% or less. At September 30, 1997, home equity loans amounted to $23.0 million, or 11.6%, of the Bank's total loan portfolio.

     At September 30, 1997, the remaining portion of the Bank's consumer loan portfolio was comprised of education, deposit and other consumer loans. At September 30, 1997, the Bank had $365,000 (or .19% of the total loan portfolio) of education loans, all of which were underwritten to conform with the standards of the Pennsylvania Higher Education Agency. Deposit loans and other consumer loans (including credit card loans) totalled $2.0 million, or 1.0%, of the Bank's total loan portfolio at September 30, 1997. In April, 1995 the Bank introduced its own credit card program. The credit cards are offered to only the Bank's most creditworthy customers. At September 30, 1997, these loans totalled $507,000 or .26% of the total loan portfolio. Consumer loans also included certain consumer leases totalling $988,000 purchased from a leasing company.

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

     Commercial Business Loans. At September 30, 1997, commercial business loans amounted to $2.0 million or 1.0% of the Bank's total loan portfolio. The majority of commercial business loans consist of a small number of commercial lines of credit secured by real estate and, to a lesser extent, unsecured lines of credit. The remaining portfolio consists of office equipment and other leases purchased from the Bennett Funding Group ("Bennett Funding"), a leasing company located in Syracuse, New York. Such lines totalled $297,000 or .14% of the Bank's total loan portfolio at September 30, 1997. See "-Asset Quality - Non-Performing Assets" for a discussion of the Bank's commercial business loan leases.

     Mortgage-Banking Activities. Due to customer preference for fixed-rate loans, especially during the stable mortgage interest rate environment in 1997 and 1996, the Bank has continued to originate fixed-rate loans. Long term, generally 30 years, fixed-rate loans not taken into portfolio for asset/liability purposes are sold into the secondary market. In addition, the Bank has developed a product for sale in the secondary market of non-conforming (loans not conforming to FHLMC/FNMA underwriting guidelines) and impaired credit loans. The Bank has substantially increased the origination and sales of non-conforming mortgage loans during fiscal 1997 and 1996 and, to a lesser extent, during fiscal 1995. The Bank's net gain on sales of mortgage loans amounted to $285,000,

$209,000 and $53,000 during the years ended September 30, 1997, 1996 and 1995, respectively. Due to the general increases in rates in fiscal 1995, mortgage originations declined significantly for both the Bank and the mortgage industry. The development of non-conforming loan products, whose loan rates generally do not fluctuate during the interest rate cycles, should smooth out originations over various interest rate cycles. The Bank had $4.6 million, $2.4 million and $57,000 of mortgage loans held for sale at September 30, 1997, 1996 and 1995, respectively.

     The Bank's conforming mortgage loans sold to others are sold, generally with servicing retained, on a loan-by-loan basis primarily to the FHLMC and the FNMA. A period of less than five days generally lapses between the closing of the loan by the Bank and its purchase by the investor. Mortgages with established interest rates generally will decrease in value during periods of increasing interest rates. Accordingly, fluctuations in prevailing interest rates may result in a gain or loss to the Bank as a result of adjustments to the carrying value of loans held for sale or upon sale of loans. The Bank attempts to protect itself from these market fluctuations through the use of forward commitments at the time of the commitment by the Bank of a loan rate to the borrower. These commitments are mandatory delivery contracts with FHLMC and FNMA within a certain time frame and within certain dollar amounts by a price determined at the commitment date. Market risk does exist as non-refundable points paid by the borrower may not be sufficient to offset fees associated with closing the forward commitment contract. Non-conforming mortgage loans sold to others are sold, servicing released, on a loan-by-loan basis and are generally pre-approved by the buyer prior to closing.

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

     The following table presents information regarding the loans serviced by the Bank for others at the dates indicated. Substantially all the loans were secured by properties in Pennsylvania. A small percentage of the loans are secured by properties located in Delaware, Maryland or New Jersey.


                                                            September 30,
                                                  --------------------------------
                                                    1997        1996        1995
                                                  --------    --------    --------
                                                           (In thousands)
Loans originated by the Bank and serviced for:
  FNMA                                            $  5,228    $  5,817    $  6,513
  FHLMC                                            108,895     121,029     127,831
  Others                                               431         383         293
                                                  --------    --------    --------
    Total loans serviced for others               $114,554    $127,229    $134,637
                                                  ========    ========    ========


     The Bank receives fees for servicing mortgage loans, which generally amount to 0.25% per annum on the declining principal balance of mortgage loans. Such fees serve to compensate the Bank for the costs of performing the servicing function. Other sources of loan servicing revenues include late charges. For years ended September 30, 1997, 1996 and 1995, the Bank earned gross fees of $293,000, $331,000 and $357,000, respectively, from loan servicing. The Bank retains a portion of funds received from borrowers on the loans it services for others in payment of its servicing fees received on loans serviced for others.

     Loans-to-One Borrower Limitations. Regulations impose limitations on the aggregate amount of loans that a savings institution could make to any one borrower, including related entities. Under such regulations, the permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1997, the Bank's five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $1.4 million to $2.3 million, and the Bank's loans-to-one borrower limit was $3.8 million at such date.

ASSET QUALITY

     General. As a part of the Bank's efforts to improve its asset quality, it has developed and implemented an asset classification system. All of the Bank's assets are subject to review under the classification system, but particular emphasis is placed on the review of multi-family residential and commercial real estate loans, construction loans and commercial business loans. All assets of the Bank are periodically reviewed and the classification recommendations submitted to the Asset Classification Committee at least monthly. The Asset Classification Committee is composed of the President and Chief Executive Officer, the Chief Financial Officer, the Chief Lending Officer, the Vice President of Loan Administration, the Internal Auditor and the Vice President of Construction Lending. All assets are placed into one of the four following categories: Pass, Substandard, Doubtful and Loss. The criteria used to review and establish each asset's classification are substantially identical to the asset classification system used by the Office of Thrift Supervision (the "OTS") in connection with the examination process. As of September 30, 1997, the Bank did not have any assets which it had classified as doubtful or loss. See "- Non-Performing Assets" and "- Other Classified Assets" for a discussion of certain of the Bank's assets which have been classified as substandard and regulatory classification standards generally.

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

     Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Bank does not accrue interest on loans past due 90 days or more. See
Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders' for the year ended September 30, 1997 set forth as Exhibit 13 hereto ("Annual Report").

     Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. Real estate owned is initially recorded at the lower of fair value less estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expenses and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value.

     Under Generally Accepted Accounting Principles ("GAAP"), the Bank is required to account for certain loan modifications or restructuring as "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that the Bank would not otherwise consider under current market conditions. Debt restructuring or loan modifications for a borrower do not necessarily always constitute troubled debt restructuring, however, and troubled debt restructuring do not necessarily result in non-accrual loans.

     Delinquent Loans. The following table sets forth information concerning delinquent loans at the dates indicated, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.


                                 September 30, 1997                     September 30, 1996
                       -------------------------------------   -------------------------------------
                          30-59 Days          60-89 Days          30-59 Days          60-89 Days
                       -----------------   -----------------   -----------------   -----------------
                                Percent             Percent             Percent             Percent
                                   of                  of                  of                  of
                                  Loan                Loan                Loan                Loan
                       Amount   Category   Amount   Category   Amount   Category   Amount   Category
                       ------   --------   ------   --------   ------   --------   ------   --------
                                                 (Dollars in thousands)
Real estate loans:
  Single-family
    residential        $  401     .30%     $   62      .05%    $  928      .76%    $  614     .50%
  Construction                                287     1.80        528     2.99
Consumer loans             15     .06          33      .13          2      .01
Commercial business
  loans                     2     .10                               1      .03          1     .03
                       ------              ------              ------              ------

    Total              $  418     .21%     $  382      .19%    $1,459      .82%    $  615     .35%
                       ======     ===      ======     ====     ======     ====     ======     ===

         Non-Performing Assets. The following table sets forth the amounts and categories of the Bank's non-performing assets and troubled debt restructurings at the dates indicated.

                                                        September 30,
                                     --------------------------------------------------
                                      1997       1996       1995       1994       1993
                                     ------     ------     ------     ------     ------
                                                    (Dollars in thousands)
Non-performing loans:

  Single-family residential          $1,661     $1,466     $1,986     $1,907     $1,649

  Commercial and multi-
   family(1)                             22         55         22      2,400      2,686
  Construction(3)                       275                   888        872      1,027
  Consumer                               14      1,666          2          1          1
  Commercial business                   100      2,165        258        196        121
                                     ------     ------     ------     ------     ------
     Total non-performing loans       2,072      5,352      3,156      5,376      5,484
                                     ------     ------     ------     ------     ------

Accruing loans greater than
  90 days delinquent                      5
                                     ------     ------     ------     ------     ------
     Total non-performing loans       2,077      5,352      3,156      5,376      5,484
                                     ------     ------     ------     ------     ------

REO                                   1,672      1,557        465        503        971
                                     ------     ------     ------     ------     ------
     Total non-performing assets     $3,749     $6,909     $3,621     $5,879     $6,455
                                     ======     ======     ======     ======     ======

Troubled debt restructurings(2)      $  384                $2,348
                                     ======     ======     ======     ======     ======

Total non-performing loans and
  troubled debt restructurings
  as a percentage of gross loans
  receivable(4)                        1.29%      3.10%      3.45%      3.73%      3.92%
                                     ======     ======     ======     ======     ======

Total non-performing assets
  as a percentage of total assets      1.00%      2.35%      1.29%      2.47%      2.76%
                                     ======     ======     ======     ======     ======

Total non-performing assets and
  troubled debt restructurings as
  percentage of total assets           1.11%      2.35%      2.12%      2.43%      2.76%
                                     ======     ======     ======     ======     ======

----------

(1) Consist of one loan at September 30, 1997 and 1995, respectively, and two loans at September 30, 1996. For fiscal 1994 and 1993, consists primarily of one loan restructured during fiscal 1995.

(2) Consists of lease financing receivables at September 30, 1997 from the Bennett Funding Group of Syracuse, New York and one loan at September 30, 1995. The troubled debt restructurings in 1997 and 1995 have been performing in accordance with the terms of the agreements since the restructurings.

(3) Consist of two loans at September 30, 1997 and 1995 and one loan at September 30, 1994 and 1993.

(4) Includes loans receivable and loans held for sale, less construction and land loans in process and deferred loan origination fees and discounts.

         The Bank's total non-performing assets and troubled debt restructurings have decreased from $6.9 million, or 2.35% of total assets, at September 30, 1996 to $4.1 million, or 1.00% at September 30, 1997. The primary reason for the decrease was the resolution of certain consumer and commercial lease financings totalling $3.6 million related to Bennett Funding.

         During fiscal 1997, the Company completed negotiations with the Bennett Funding bankruptcy trustee. Under terms of the agreement, the Company will receive a percentage of the cash collected by the trustee on the Company's lease financings, as well as, any future collections on the leases. As a result of the cash payments and a write-down on the credit, the remaining balances as of September 30, 1997 aggregated $385,000. In addition, certain consumer receivables in an affliated Bennett Company which did not declare bankruptcy and which have been paying in accordance with the original loan agreements have been returned to accrual status. These loans totalled $992,000 at September 30, 1997.

         The $1.7 million of non-performing single-family residential loans at September 30, 1997 consisted of 32 loans, with principal balances ranging from $1,000 to $216,000 with an average of approximately $52,000. Many of such loans are involved in bankruptcy proceedings which increases the period of time it takes the Bank to resolve such assets.

         At September 30, 1997, the $1.7 million of REO consisted of one single-family residential property with a carrying value of $168,000 and one former construction loan project with a carrying value of $1.5 million. The construction loan was for the acquisition and development of a 106-lot residential townhouse project located in Pennsylvania. The project currently has 13 units under varying stages of development and 15 building lots. The Company has hired a developer to complete the project and is actively marketing the units. Expected completion is approximately fifteen months.

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

         At September 30, 1997, the Bank had $4.5 million and $50,000 of assets classified as substandard and loss, respectively, and no assets classified as doubtful. Substantially all classified assets are also non-performing.

         Allowance for Loan Losses. The Bank's policy is to establish reserves for estimated losses on delinquent loans when it determines that losses are expected to be incurred on such loans and leases. The allowance for losses on loans is maintained at a level believed adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. The activity in the Bank's allowance for loan losses has remained relatively stable (other than the $956,000 Bennett Funding charge-off in fiscal 1997 and the $1.1 million charge-off in fiscal 1993 related to the Bank's then largest non-performing construction loan) and the level of provisions has been relatively small with the exception in fiscal 1996 of an additional $1.1 million provision related to Bennett Funding. As shown in the table below, at September 30, 1997, the Bank's allowance for loan losses amounted to 78.38% and .86% of the Bank's non-performing loans and gross loans receivable, respectively.

         The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                                              Year Ending September 30,
                                               ------------------------------------------------------
                                                1997         1996       1995         1994      1993
                                               -------      -------    -------      ------    -------
                                                                (Dollars in thousands)
Allowance for loan losses, beginning of
   period                                      $ 2,624      $ 1,487    $ 1,540      $1,265    $ 2,150
Charged-off loans:
  Single-family residential                       (119)        (113)      (163)       (141)      (121)
  Construction                                                                                 (1,154)
  Commercial lease purchases                      (956)
  Consumer and commercial business                (177)                     (5)
                                               -------      -------    -------      ------    -------
    Total charged-off loans                     (1,252)        (113)      (168)       (141)    (1,275)
                                               -------      -------    -------      ------    -------
Recoveries on loans previously charged off:
  Residential real estate                            7                      12
  Construction                                      10                      43
  Commercial and multi-
     family residential                                                      8
  Consumer and commercial business             -------      -------    -------      ------    -------
    Total recoveries                                17                      63
                                               -------      -------    -------      ------    -------

Net loans charged-off                           (1,235)        (113)      (105)       (141)    (1,275)
Provision for loan losses                          239        1,250         52         416        390
                                               -------      -------    -------      ------    -------
Allowance for loan losses, end of
period                                         $ 1,628      $ 2,624    $ 1,487      $1,540    $ 1,265
                                               =======      =======    =======      ======    =======

Net loans charged-off to average
  interest-earning loans(1)                        .68%         .07%       .07%        .10%       .89%
                                               =======      =======    =======      ======    =======
Allowance for loan losses
  to gross loans receivable(1)                     .86%        1.54%       .93%       1.07%       .91%
                                               =======      =======    =======      ======    =======
Net loans charged-off to
 allowance for loan losses                       75.86%        4.31%      7.06%       9.16%    100.79%
                                               =======      =======    =======      ======    =======
Recoveries to charge-offs                         1.36%            %     37.50%           %       .87%
                                               =======      =======    =======      ======    =======

(1) Gross loans receivable and average interest-earning loans receivable include loans receivable and loans available for sale, less construction and land loans in process and deferred loan origination fees and discounts.

         The following table presents the Bank's allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.


                                                                       September 30,
                            -------------------------------------------------------------------------------------------------------
                                   1997                 1996                 1995                 1994                 1993
                            -------------------  -------------------  -------------------  -------------------  -------------------
                                    % of Loans           % of Loans           % of Loans           % of Loans           % of Loans
                                      in Each              in Each              in Each              in Each              in Each
                                    Category to          Category to          Category to          Category to          Category to
                            Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans
                            ------  -----------  ------  -----------  ------  -----------  ------  -----------  ------  -----------
                                                                   (Dollars in thousands)
Single-family residential   $  439     68.53%    $  204     68.68%    $  226     69.01%    $  280     69.77%    $  282     74.72%
Commercial and multi-
 family residential             77      9.28          3      6.25         12      7.06        243      8.38        243      9.04
Construction                   300      8.31        290      9.93        615      9.79        481      9.11        546      8.08
Consumer                        67     12.87        370     13.50        100     12.62         79     11.23         43      6.36
Commercial business             31      1.01      1,152      1.64         55      1.52         45      1.51         55      1.80
Unallocated                    714                  605                  479                  412                   96
                            ------    ------     ------    ------     ------    ------     ------    ------     ------    ------
    Total allowance for
      loan losses           $1,628    100.00%    $2,624    100.00%    $1,487    100.00%    $1,540    100.00%    $1,265    100.00%
                            ======    ======     ======    ======     ======    ======     ======    ======     ======    ======

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

         The Bank maintains a significant portfolio of mortgage-related securities as a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and with limited credit risk of default which arises in holding a portfolio of loans to maturity. Mortgage-related securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family residential mortgages. The principal and interest payments on mortgage-backed securities are passed from the mortgage originators, as servicer, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the Government National Mortgage Association ("GNMA"). The Bank also invests to a limited degree in certain privately issued, credit enhanced mortgage-related securities rated AAA by national securities rating agencies.

         The FHLMC is a public corporation chartered by the U.S. Government. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these, programs which limit is currently $214,600.

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

         The Bank's mortgage-related securities include regular interests in collateralized mortgage obligations ("CMOs"). CMOs were developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be collateralized by loans or securities which are insured or guaranteed by the FNMA, the FHLMC or the GNMA. In contrast to pass-through mortgage-related securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

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

         Mortgage-related securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-related securities are more liquid than individual mortgage loans and may be used to collateralize certain obligations of the Bank. At September 30, 1997, $21.9 million of the Bank's mortgage-related securities were pledged to secure various obligations of the Bank, including reverse repurchase agreements and as collateral for certain government deposits.

         The Bank's mortgage-related securities are classified as either "held to maturity" or "available for sale" based upon the Bank's intent and ability to hold such securities to maturity at the time of purchase, in accordance with GAAP. As of September 30, 1997, the Bank had an aggregate of $125.2 million, or 33.5%, of total assets invested in mortgage-related securities, net, of which $20.7 million was held to maturity and $104.5 million was available for sale. The tables below present the Bank's mortgage-related securities on the basis of these classifications, which were included in the Bank's Consolidated Financial Statements beginning in fiscal 1996. The mortgage-related securities of the Bank which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield, while mortgage-related securities available for sale are carried at the current market value. See Notes 1 and 4 of the Notes to Consolidated Financial Statements in the Annual Report.

                  In November 1995, the Financial Accounting Standards Board (the "FASB") issued a special report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities", (the "Guide"), which discussed through a question and answer format many of the implementation questions that have arisen since the adoption of SFAS 115. Concurrent with the initial adoption of this implementation guidance but no later than December 31, 1995, an enterprise was permitted to reassess the appropriateness of the classifications of all securities held at that time and account and disclose resulting reclassifications in accordance with SFAS 115. The Guide provided that reclassifications from the held-to-maturity category that result from this one-time assessment will not call into question the intent of an enterprise to hold other debt securities to maturity in the future. In December 1995, as permitted under the terms of the Guide, the Company reclassified certain securities with an aggregated amortized cost of $50.5 million from held to maturity to available for sale.

The following table sets forth the composition of the Bank's mortgage-related securities portfolio, both held to maturity and available for sale, at the dates indicated.

                                                                   September 30,
                                                           ------------------------------
                                                             1997       1996       1995
                                                           --------   --------   --------
Held to maturity:
                                                                   (In thousands)
Mortgage-backed securities:
  FHLMC                                                    $  2,747   $  3,631   $  8,743
  FNMA                                                       10,053     11,383     26,014
                                                           --------   --------   --------
     Total mortgage-backed securities                        12,800     15,014     34,757
                                                           --------   --------   --------
Collateralized mortgage obligations:
  FHLMC                                                       2,026      2,238      8,337
  FNMA                                                        5,740      5,789     16,968
  Other                                                         141        180        232
                                                           --------   --------   --------
     Total collateralized mortgage obligations                7,907      8,207     25,537
                                                           --------   --------   --------
       Total mortgage-related securities, amortized cost   $ 20,707   $ 23,221   $ 60,294
                                                           ========   ========   ========
       Total fair value(1)                                 $ 20,200   $ 22,060   $ 59,010
                                                           ========   ========   ========

Available for sale:

Mortgage-backed securities:
  FHLMC                                                    $ 17,540   $ 12,852   $  3,935
  FNMA                                                       14,587     11,079      2,913
  GNMA                                                       28,938      8,355      1,136
                                                           --------   --------   --------
     Total mortgage-backed securities                        61,065     32,286      7,984
                                                           --------   --------   --------
Collateralized mortgage obligations:
  FHLMC                                                       5,356      7,298
  FNMA                                                       17,301     18,594      9,682
  GNMA                                                        1,338      1,593
  Other                                                      18,819      1,131      1,640
                                                           --------   --------   --------
     Total collateralized mortgage obligations               42,814     28,616     11,322
                                                           --------   --------   --------
       Total mortgage-related securities, amortized cost   $103,879   $ 60,902   $ 19,306
                                                           ========   ========   ========
      Total fair value(1)                                  $104,472   $ 60,211   $ 19,538
                                                           ========   ========   ========

----------

(1) See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

     The following table sets forth the purchases, sales and principal repayments of the Bank's mortgage-related securities for the periods indicated.


                                                                           Year Ended September 30,
                                                                      -----------------------------------
                                                                        1997         1996         1995
                                                                      ---------    ---------    ---------
                                                                                 (In thousands)
Mortgage-related securities, beginning of period(1)                   $  83,432    $  79,832    $  68,620
                                                                      ---------    ---------    ---------
Purchases:
  Mortgage-backed securities - held to maturity                                        1,938
  CMO - held to maturity                                                               2,000
  Mortgage-backed securities - available for sale                        33,584       15,471        8,094
  CMO - available for sale                                               18,069        9,997       13,824
Sales:
  Mortgage-backed securities - available for sale                                     (6,422)      (2,250)
  CMO - available for sale                                                            (6,374)
Repayments and prepayments:
  Mortgage-backed securities                                             (7,668)      (6,467)      (4,241)
  CMO                                                                    (4,057)      (5,788)      (4,216)
Increase (decrease) in net premium                                          535          169         (231)
Change in net unrealized gain (loss) on mortgage-related securities
    available for sale                                                    1,284         (924)         232
                                                                      ---------    ---------    ---------
Net increase in mortgage-related securities                              41,747        3,600       11,212
                                                                      ---------    ---------    ---------
Mortgage-related securities, end of period(1)                         $ 125,179    $  83,432    $  79,832
                                                                      =========    =========    =========

----------

(1)  Includes mortgage-related securities available for sale.

     At September 30, 1997, the weighted average contractual maturity of the Bank's fixed-rate mortgage-backed securities was approximately 22.4 years. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of rising mortgage interest rates, if the coupon rates of the underlying mortgages are less than the prevailing market interest rates offered for mortgage loans, refinancings generally decrease and slow the prepayment of the underlying mortgages and the related securities. Conversely, during periods of falling mortgage interest rates, if the coupon rates of the underlying mortgages exceed the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related securities. Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-related securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable yield. At September 30, 1997, of the $20.7 million of mortgage-related securities held to maturity, an aggregate of $7.4 million were secured by fixed-rate securities and an aggregate of $13.3 million were secured by adjustable-rate securities.

     Investment Securities. The following table sets forth information regarding the carrying and fair value of the Bank's investment securities, both held to maturity and available for sale, at the dates indicated.

                                                  At September 30,
                             ---------------------------------------------------------
                                   1997                1996                1995
                             -----------------   -----------------   -----------------
                            Carrying    Fair    Carrying    Fair    Carrying    Fair
                              Value     Value     Value     Value     Value     Value
                             -------   -------   -------   -------   -------   -------
                                                  (In thousands)
FHLB stock                   $ 3,769   $ 3,769   $ 2,337   $ 2,337   $ 1,492   $ 1,492
U.S. Government and agency
 obligations                  17,000    16,958    16,500    16,388    10,565    10,505
Municipal securities           3,138     3,213       145       144       145       145
                             -------   -------   -------   -------   -------   -------
    Total                    $23,907   $23,153   $18,982   $18,869   $12,202   $12,142
                             =======   =======   =======   =======   =======   =======

     At September 30, 1997, the Bank had an aggregate of $23.9 million, or 6.4%, of total assets invested in investment securities, of which $13.8 million was held to maturity and $10.1 million was available for sale. Included in U.S. Government and agency obligations are callable bonds ranging from three months to three years. The Bank's investment securities had a weighted average contractual maturity of 10.87 years and a weighted average yield of 7.29% (adjusted to a fully taxable equivalent yield).

SOURCES OF FUNDS

     General. The Bank's principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through the Bank's branch offices. The Bank also derives funds from contractual payments and prepayments of outstanding loans and mortgage-related securities, from sales of loans, from maturing investment securities and from advances from the FHLB of Pittsburgh and other borrowings. Loan repayments are a relatively stable source of funds, while deposits inflows and outflows are significantly influenced by general interest rates and money market conditions. The Bank uses borrowings to supplement its deposits as a source of funds.

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

     The following table shows the distribution of, and certain information relating to, the Bank's deposits by type of deposit as of the dates indicated.

                                                    September 30,
                             -----------------------------------------------------------
                                   1997                 1996                 1995
                             -----------------    -----------------    -----------------
                              Amount   Percent     Amount   Percent     Amount   Percent
                             --------   ------    --------   ------    --------   ------
                                               (Dollars in thousands)
Passbook and statement
 savings accounts            $ 38,035    16.69%   $ 41,504    18.93%   $ 43,088    19.25%
MMDA                           16,429     7.21      16,159     7.37      17,892     8.00
NOW accounts                   27,754    12.18      28,085    12.81      26,621    11.90
Certificates of deposit       139,535    61.22     128,747    58.73     126,985    56.75
Noninterest-bearing
 deposits                       6,165     2.70       4,710     2.16       9,167     4.10
                             --------   ------    --------   ------    --------   ------
  Total deposits at end of
    period                   $227,918   100.00%   $219,205   100.00%   $223,753   100.00%
                             ========   ======    ========   ======    ========   ======

The following table sets forth the net savings flows of the Bank during the periods indicated.

                                                   Year Ended September 30,
                                                -------------------------------
                                                  1997       1996        1995
                                                --------   --------    --------
                                                        (In thousands)
Increase (Decrease) before interest credited    $     99   $(13,152)   $ (1,040)

Interest credited                                  8,614      8,604       8,728
                                                --------   --------    --------

Net savings increase (decrease)                 $  8,713   $ (4,548)   $  7,688
                                                ========   ========    ========

     The following table sets forth maturities of the Bank's certificates of deposit of $100,000 or more at September 30, 1997 by time remaining to maturity.

                                                                   Amounts in
                                                                   Thousands
                                                                   ----------
Three months or less                                               $    3,177
Over three months through six months                                    1,526
Over six months through twelve months                                   1,987
Over twelve months                                                      4,022
                                                                   ----------
                                                                   $   10,712
                                                                   ==========

     The following table presents, by various interest rate categories, the amount of certificates of deposit at September 30, 1997 and 1996, and the amounts at September 30, 1997 which mature during the periods indicated.


                                                 Amounts at September 30, 1997
                       September 30,                    Maturing Within
                    -------------------   ----------------------------------------------
Certificates of
   Deposit            1997       1996     One Year   Two Years   Three Years   Thereafter
-----------------   --------   --------   --------    --------     --------     --------
                                               (In thousands)
 4.0% or less       $    394   $  1,740   $    394
 4.01% to 6.0%       116,480    103,038     67,511    $ 28,545     $  6,033     $ 14,391
 6.01% to 8.0%        19,705     21,092      8,180       3,334        8,130           61
 8.01% to 10.0%        2,956      2,877      2,050         906
                    --------   --------   --------    --------     --------     --------
Total certificate
  accounts          $139,535   $128,747   $ 78,135    $ 32,785     $ 14,163     $ 14,452
                    ========   ========   ========    ========     ========     ========

The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.


                                                             September 30,
                                    ----------------------------------------------------------------
                                           1997                   1996                  1995
                                    -------------------   --------------------   -------------------
                                                Average                Average               Average
                                    Average      Rate     Average       Rate     Average      Rate
                                    Balance      Paid     Balance       Paid     Balance      Paid
                                    --------    -------   --------     -------   --------    -------
                                                         (Dollars in thousands)
Passbook and statement
 savings accounts                   $ 39,199     2.42%    $ 42,270      2.44%    $ 47,058     2.48%
Money market accounts                 16,350     2.75       18,358      2.65       19,997     2.68
Certificates of deposit              133,091     5.58      128,384      5.82      120,106     6.32
NOW accounts                          28,143     1.28       27,098      1.37       25,904     1.68
Noninterest-bearing
  deposits                             4,357                 4,193                  3,446
                                    --------              --------               --------
    Total deposits                  $221,140     4.15%    $220,303      4.25%    $216,511     4.49%
                                    ========     ====     ========      ====     ========     ====

     Borrowings. The Bank may obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in the FHLB and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. The Bank, during fiscal 1997 and 1996 increased its FHLB borrowings to fund asset growth thereby leveraging, in part, the capital raised during the initial public offering in fiscal 1995 and the issurance of trust preferred securities in fiscal 1997. At September 30, 1997, the Bank had $75.4 million in outstanding FHLB advances. See Note 10 of the Notes to Consolidated Financial Statements in the Annual Report.

     The Bank has entered into agreements to sell securities under terms which require it to repurchase the same or substantially similar securities by a specified date. Repurchase agreements are considered borrowings which are secured by the sold securities. At September 30, 1997, the Bank had $24.6 million of repurchase agreements outstanding of which $5.3 million were due in 1997 and $19.3 million due in 2000.

     Both the FHLB advances and the repurchase agreements have certain call features whereby the FHLB of Pittsburgh or the issuer of the repurchase agreement can call the borrowings after the expiration of certain timeframes. The timeframes on the callable borrowings range from six months to three years.


SUBSIDIARIES

     The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of September 30, 1997, the Bank was authorized to invest up to approximately $11.2 million in the stock of, or loans to, service corporations. As of September 30, 1997, the net book value of the Bank's investment in stock, unsecured loans, and conforming loans to its service corporations was $1.5 million.

     The Bank only has one active, wholly owned subsidiary, First Pointe, Inc. ("First Pointe"), which was formed for the purpose of developing a real estate parcel received in a deed-in-lieu of foreclosure action. At September 30, 1997, the Bank's equity investment in First Pointe was a net deficit of $34,874 and First Pointe had total assets of $1.5 million consisting of 13 units under development and 15 building lots. For the year ended September 30, 1997, First Pointe had a net loss of $34,572. The Bank also has two other subsidiaries, both inactive, which had been involved in either real estate development or real estate management. With the Bank's cessation of its involvement in such activities and the resolution of the various development projects in which the subsidiaries were involved, these subsidiaries were placed on an inactive status. See "- Asset Quality - Non-Performing Assets" and Notes 1 and 7 of the Notes to Consolidated Financial Statements in the Annual Report.

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

EMPLOYEES

     The Bank had 72 full-time employees and 12 part-time employees as of September 30, 1997. None of these employees is represented by a collective bargaining agreement. The Bank believes that it enjoys excellent relations with its personnel.

REGULATION

     The Company. The Company as a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), is required to register as such with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

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

     Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act ("FRA") and OTS regulations issued in connection therewith. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes, among other things, the making of loans or extension of credit to an affiliate, purchase of assets, issuance of a guarantee and similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, under OTS regulations no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, (ii) a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary; (iii) a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate; (iv) and covered transactions and certain other transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

     The OTS regulation generally excludes all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the Federal Reserve Board decides to treat such subsidiaries as affiliates. The regulation also requires savings associations to make and retain records that reflect affiliate transactions in reasonable detail, and provides that certain classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

     In addition, Sections 22(g) and (h) of the FRA place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered to employees of the Bank and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1997, the Bank was in compliance with the above restrictions.

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

     Federal Securities Laws. The Company's Common Stock is registered with the Securities and Exchange Commission ("SEC") under the Security Exchange Act of 1934 ("Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

     Shares of common stock owned by an affiliate of the Company are subject to the resale restrictions of Rule 144 under the Securities Act of 1933, as amended ("Securities Act"). If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) is able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

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

     The OTS' enforcement authority over all savings associations and their holding companies was substantially enhanced by Financial Institutions Reform Recovery and Enforcement Act of 1989 ("FIRREA"). This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. FIRREA significantly increased the amount of and grounds for civil money penalties. FIRREA requires, except under certain circumstances, public disclosure of final enforcement actions by the OTS.

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

     The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances which could result in termination of the Bank's deposit insurance.

     The BIF fund met its target reserve level in September 1995, but the SAIF was not expected to meet its target reserve level until at least 2002. Consequently, in late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with respect to the semi-annual premium assessment beginning January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to an annual minimum of $2,000) for institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their existing levels (23 basis points for institutions in the lowest risk category).

     On September 30, 1996, President Clinton signed into law legislation (the "Deposit Insurance Funds Act of 1996") to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation provided that all SAIF member institutions pay a one-time special assessment to recapitalize the SAIF, which in the aggregate was sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provided for the merger of the BIF and the SAIF, with such merger being conditioned upon, among other things, the prior elimination of the federal thrift charter.

     Effective October 8, 1996, pursuant to the provision of the Deposit Insurance Funds Act of 1996, FDIC regulations imposed a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995, which was collected on November 27, 1996. The Bank's one-time special assessment amounted to approximately $1.4 million. Net of related tax benefits, the one-time special assessment amounted to $876,000.

     Following the imposition of the one-time special assessment, the FDIC lowered assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective BIF and SAIF rates both range from zero basis points to 27 basis points. From 1997 through 1999, SAIF members will pay 6.4 basis points to fund the Financing Corporation while BIF member institutions will pay approximately
1.3 basis points. The Bank's insurance premiums, which previously amounted to 23 basis points, were reduced to 6.4 basis points.

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

     Current OTS capital standards require savings associations to satisfy three different capital requirements. Under these standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets, with only a limited exception for purchased mortgage servicing rights ("PMSRs"). Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). In addition, under the Prompt Corrective Action provisions of the OTS regulations, all but the most highly rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. See "- Prompt Corrrective Action." At September 30, 1997, the Bank did not have any investment in subsidiaries engaged in impermissible activities and required to be deducted from its capital calculation.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") granted the OTS the authority to prescribe rules for the amount of PMSRs that may be included in a savings association's regulatory capital and required that the value of readily marketable PMSRs included in the calculation of a savings association's regulatory capital not exceed 90% of fair market value and that such value be determined at least quarterly. Under final OTS rules effective March 4, 1994, (i) PMSRs do not have to be deducted from tangible and core regulatory capital, provided that they do not exceed 50% of core capital, (ii) savings associations are required to determine the fair market value and to review the book value of their PMSRs at least quarterly and to obtain an independent valuation of PMSRs annually, (iii) savings associations that desire to include PMSRs in regulatory capital may not carry them at a book value under GAAP that exceeds the discounted value of their future net income stream and (iv) for purposes of calculating regulatory capital, the amount of PMSRs reported as balance sheet assets should amount to the lesser of 90% of their fair market value, 90% of their original purchase price or 100% of their remaining unamortized book value.
At September 30, 1997, the Bank had PMSRs totalling $189,000.

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

     Under OTS regulations, an institution with a greater than "normal" level of interest rate exposure must deduct an interest rate risk ("IRR") component from total capital for purposes of calculating risk-based capital requirement. Interest rate exposure is measured, generally, as the decline in an institution's net portfolio value that would result from a 200 basis point increase or decrease in market interest rates (whichever would result in lower net portfolio value), divided by the estimated economic value of the savings association's assets. The interest rate risk component to be deducted from total capital is equal to one-half of the difference between an institution's measured exposure and "normal" IRR exposure (which is defined as 2%), multiplied by the estimated economic value of the institution's assets. In August 1995, the OTS indefinitely delayed implementation of its IRR regulation. Based on internal measures of interest rate risk at September 30, 1997, the Bank would have been required to deduct $2.1 million pursuant to the IRR component in calculating total risk-based capital had the IRR component of the capital regulations been in effect. However, even in the event of such a deduction, the Bank would still be deemed to be a "well-capitalized" institution.

         The following is a reconciliation of the Bank's equity determined in accordance with GAAP to regulatory tangible, core, and risk-based capital at September 30, 1997, 1996 and 1995.



                                         September 30, 1997                September 30, 1996               September 30, 1995
                                   -------------------------------  -------------------------------  -------------------------------
                                   Tangible    Core     Risk-based  Tangible    Core     Risk-based  Tangible    Core     Risk-based
                                   Capital    Capital    Capital    Capital    Capital    Capital    Capital    Capital    Capital
                                   --------   --------  ----------  --------   --------  ----------  --------   --------  ----------
                                                                             (In thousands)
GAAP equity                        $ 30,254   $ 30,254   $ 30,254   $ 22,608   $ 22,608   $ 22,608   $ 23,129   $ 23,129   $ 23,129

Purchased mortgage servicing                                                                               (9)        (9)        (9)

Assets required to be deducted(1)                                                              (55)                             (55)

General valuation allowances                                1,578                            1,775                            1,412
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------

Total regulatory capital             30,254     30,254     31,832     22,608     22,608     24,328     23,120     23,120     24,477

Minimum capital requirement per
  FIRREA published guidelines         5,594     11,188     12,792      4,421      8,841     11,289      4,212      8,425     10,986
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------

Excess                             $ 24,660   $ 19,066   $ 19,040   $ 18,187   $ 13,767   $ 13,039   $ 18,908   $ 14,695   $ 13,491
                                   ========   ========   ========   ========   ========   ========   ========   ========   ========

----------

(1)  Consists of equity investment nonincludable in regulatory capital.

     These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings association's capital, upon a determination that the regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (1) a savings association has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk; (2) a savings association is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by OTS regulations; and (3) a savings association may be adversely affected by the activities or condition of its holding company, affiliates, subsidiaries or other persons or savings associations with which it has significant business relationships. The Bank is not subject to any such individual minimum regulatory capital requirement.

         Prompt Corrective Action. Under Section 38 of the FDIA as added by FDICIA, the OTS adopted in 1992 regulations implementing Section 38 of the FDIA. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10% or more, has a Tier I risk-based capital ratio of 6% or more, has a Tier I leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier I risk-based capital ratio of 4% or more and a Tier I leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4% or a Tier I leverage capital ratio that is less than 4% (3% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3% or a Tier I leverage capital ratio that is less than 3%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Section 38 of the FDIA and the OTS regulations promulgated thereunder also specify circumstances under the OTS may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At September 30, 1997 the Bank meet the requirements of a "well capitalized" institution under OTS regulations.

     Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required minimum liquid asset ratio is 5%. The Bank has consistently exceeded such regulatory liquidity requirement and, at September 30, 1997, had a liquidity ratio of 9.77%

     Qualified Thrift Lender Test. Under Section 2303 of the Economic Growth and Regulatory Paper work Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and the implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code"). The QTL Test set forth in the HOLA requires that Qualified Thrift Investments ("QTLs") represent 65% of portfolio assets. A savings institution that does not comply with the QTL test must either convert to a bank charter or comply with the following restrictions on its operations:
(i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTLs are residential housing related assets, The recent legislation allows small business loans, credit card loans, student loans and loans for personal, family and household purposes to be included without limitation as qualified investments. In addition, commercial loans may be made in an amount up to 10% of total assets. At September 30, 1997, approximately 84.06% of the Bank's assets were invested in QTLs, which was in excess of the percentage required to qualify the Bank under the QTL Test in effect at that time.

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

     The OTS has proposed to amend its capital distribution regulation to conform its requirements to the OTS prompt corrective action regulation. Under the proposed regulation, an institution that would remain at least adequately capitalized after making a capital distribution, and that was owned by a holding company, would be required to provide notice to the OTS prior to making a capital distribution. "Troubled" associations and undercapitalized associations would be allowed to make capital distributions only by filing an application and receiving OTS approval, and such applications would be approved under certain limited circumstances.

     Community Reinvestment. Under the Community Reinvestment Act of 1977, as amended ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The Bank received an "outstanding" rating as a result of its last OTS evaluation in February 1995.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of Pittsburgh, whichever is greater. At September 30, 1997, the Bank had $3.8 million in FHLB stock, which was in compliance with this requirement.

     Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 1997, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

     NEW SAFETY AND SOUNDNESS GUIDELINES. The OTS and the other federal banking agencies have established guidelines for safety and soundness, addressing operational and managerial, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The OTS and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions.

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

     Bad Debt Reserves. The Bank is permitted to establish reserves for bad debts and to make annual additions thereto which qualify as deductions from taxable income. The Company, as of October 1, 1996, changed its method of computing reserves for bad debts to the experience method (the "Experience Method"). The bad debt deduction allowable under this method is available to small banks with assets less than $500 million. Generally, this method will allow the Company to deduct an annual addition to the reserve for bad debts equal to the increase in the balance of the Company's reserve for bad debts at the end of the year to an amount equal to the percentage of total loans at the end of the year, computed using the ratio of the previous six years net charge offs divided by the sum of the previous six years total outstanding loans at year end.

     The Bank treated such change as a change in a method of accounting determined solely with respect to the "applicable excess reserves" of the institution. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after December 31, 1995. The timing of the recapture may be delayed for a two-year period provided certain residential lending requirements are met. For financial reporting purposes, the Company will not incur any additional tax expense. At September 30, 1997, under SFAS No. 109, deferred taxes were provided on the difference between the book reserve at September 30, 1997 and the applicable excess reserve in an amount equal to the Bank's increase in the tax reserve from December 31, 1987 to September 30, 1997.

     Prior to September 30, 1996, the Bank had the option of electing either the experience method or the percentage of taxable income method (the "Percentage Method") for its annual addition to the bad debt reserves.

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

     For taxable years ended on or before December 31, 1988, the Bank has generally elected to use the Percentage Method to compute the amount of its bad debt deduction with respect to its qualifying real property loans. For all taxable years ended after December 31, 1988 with the exception of the September 30, 1996 tax year, the Bank elected to use the Experience Method to compute the amount of its bad debt deduction with respect to its qualifying real property loans.

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

STATE TAXATION

     The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate for fiscal 1997 is 9.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 1.3% of a corporation's capital stock value, which is determined in accordance with a fixed formula.

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

ITEM 2.  PROPERTIES

         At September 30, 1997, the Bank conducted business from its executive offices located in Media, Pennsylvania and five full-service offices located in Delaware County, Pennsylvania. See also Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.


         The following table sets forth certain information with respect to the Bank's offices at September 30, 1997.


                                                               Net Book Value
                                                                     of         Amount of
               Description/Address              Leased/Owned      Property      Deposits
         ---------------------------------      ------------   --------------   ---------
                                                                     (In thousands)
         Executive Offices:


         Main Office

         22 West State Street
         Media, Pennsylvania 19063                  Owned          $1,001       $ 75,569



         Branch Offices:



         3218 Edgmont Avenue
         Brookhaven, Pennsylvania 19015             Owned             305         75,246



         Routes 1 and 100
         Chadds Ford, Pennsylvania 19318            Leased(1)          77         21,281



         23 East Fifth Street
         Chester, Pennsylvania 19013                Leased(2)         276         15,569



         330 Dartmouth Avenue
         Swarthmore, Pennsylvania 19081             Owned             127         40,253



         Route 82 and 926                           Leased(3)          41
                                                                 --------       --------
         Kennett Square, PA  19348
                                                                 $  1,827       $227,918
                                                                 ========       ========

         ----------

         (1) Lease expiration date is September 30, 2000. The Bank has two five year renewal options.

         (2) Lease expiration date is December 31, 2005. The Bank has one ten year renewal option.

         (3) Lease expiration date is September 30, 2001. The Bank has four five year renewal options.

         (4) Office opened on November 21, 1997.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.



PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The following table shows market pride information for Company's Common Stock (Symbol: FKFS). The prices set forth below represent the high and low closing prices during the quarterly periods indicated:

                                       PRICE PER SHARE
                              -----------------------------------
                              HIGH           LOW            CLOSE
               Dec 1995       21.00          15.25          20.875

               Mar 1996       20.75          18.50          19.00

               Jun 1996       19.00          17.00          17.25

               Sep 1996       18.25          16.75          18.25

               Dec 1996       20.00          19.25          19.25

               Mar 1997       22.50          21.75          21.75

               Jun 1997       23.375         22.50          23.375

               Sep 1997       33.25          27.75          32.25

         At December 16, 1997, there were approximately 458 shareholders of record, not including the number of persons or entities whose stock is held in nominee or street name through various brokerage firms or banks.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required herein is incorporated by reference from pages 9 to 17 of the Registrant's 1997 Annual Report.

ITEM 7.  FINANCIAL STATEMENTS.

         The information required herein is incorporated by reference form pages 18 to 39 of the Registrant's 1997 Annual Report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.

         The information required herein is incorporated by reference from pages 2 to 5 and page 12 of the Registrant's Proxy Statement dated January 7, 1998 ("Proxy Statement").

ITEM 10. EXECUTIVE COMPENSATION.

         The information required herein is incorporated by reference from pages 8 to 12 of the Registrant's Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required herein is incorporated by reference from pages 6 to 8 of the Registrant's Proxy Statement.

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

                      Report of Independent Auditors.

                      Consolidated Statements of Financial Condition at September 30, 1997 and 1996.

                      Consolidated Statements of Income for the Years Ended September 30, 1997, 1996 and 1995.

                      Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1997, 1996 and 1995.

                      Consolidated Statements of Cash Flows for the Years Ended September 30, 1997, 1996 and 1995.

                      Notes to the Consolidated Financial Statements.

                (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

                (3)   The following exhibits are filed as part of this Form
                      10-KSB.

No       Description
---      -----------

3.1 Amended and Restated Articles of Incorporation of First Keystone Financial, Inc. *

3.2      Amended and Restated Bylaws of First Keystone Financial, Inc. *

4.0      Specimen Stock Certificate of First Keystone Financial, Inc. *

4.1 Amended and Restated Declaration of Trust relating to First Keystone Capital Trust I, dated as of August 26, 1997, between First Keystone Financial, Inc. and the Trustees named therein.

4.2 Indenture, dated as of August 26, 997 between First Keystone Financial, Inc. and The Bank of New York, as trustee, relating to Junior Subordinated Deferrable Interest Debentures due 2027 of First Keystone Financial, Inc.

4.3 Series A Capital Securities Guarantee Agreement, dated as of August 26, 1997, relating to the Series A Capital Securities of First Keystone Capital Trust I.

4.4 Common Securities Guarantee Agreement, dated as of August 26, 1997, relating to the Common Securities of First Keystone Capital Trust I.

10.1     Employee Stock Ownership Plan and Trust of First Keystone Financial,
         Inc. *

10.2     401(K)/ Profit Sharing Plan of First Keystone Federal Savings Bank *

10.3     Employment Agreement between First Keystone Financial, Inc. and Donald
         S. Guthrie **

10.4     Employment Agreement between First Keystone Financial, Inc. and Stephen
         J. Henderson **

10.5     Employment Agreement between First Keystone Financial, Inc. and Thomas
         M. Kelly **

10.6 Form of Severance Agreement between First Keystone Financial, Inc. and Elizabeth M. Mulcahy **

10.8 Form of Severance Agreement between First Keystone Financial, Inc. and Carol Walsh **

10.9     1995 Stock Option Plan **

10.10    1995 Recognition and Retention Plan and Trust Agreement **

11       Statement re: Computation of Earnings Per Share

13       Annual Report to Stockholders

21 Subsidiaries of the Registrant - Reference is made to Item 1 "Business," for the required information

23       Consent of Deloitte & Touche LLP

----------

(*) Incorporated by reference from the Registration Statement Form S-1 (Registration No. 33-84824) filed by the Registrant with the SEC on October 6, 1994, as amended.

(**) Incorporated by reference from the Registration Form 10-KSB for the year ended September 30, 1995.

(b)  Reports filed in Form 8-K.

     None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 FIRST KEYSTONE FINANCIAL, INC.



                                                 By: /s/ Donald S. Guthrie
                                                 Donald S. Guthrie
                                                 President and Chief Executive
                                                 Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Donald S. Guthrie                            January 9, 1998
--------------------------------------------
Donald S. Guthrie
President and Chief Executive Officer
(Principal Executive Officer)


/s/ Thomas M. Kelly                              January 9, 1998
--------------------------------------------
Thomas M. Kelly
Executive Vice-President and Chief
Financial Officer
(Principal Financial and Accounting Officer)


/s/ Donald A. Purdy                              January 9, 1998
--------------------------------------------
Donald A. Purdy
Chairman of the Board


/s/ William K. Betts                             January 9, 1998
--------------------------------------------
William K. Betts
Director


/s/ Edward Calderoni                             January 9, 1998
--------------------------------------------
Edward Calderoni
Director


/s/ Silvio F. D'Ignazio                          January 9, 1998
--------------------------------------------
Silvio F. D'Ignazio
Director

/s/ Olive J. Faulkner                            January 9, 1998
--------------------------------------------
Olive J. Faulkner
Director


/s/ Edmund Jones                                 January 9, 1998
--------------------------------------------
Edmund Jones
Director


/s/ Willard F. Letts                             January 9, 1998
--------------------------------------------
Willard F. Letts
Director


/s/ Walter J. Lewicki                            January 9, 1998
--------------------------------------------
Walter J. Lewicki
Director


/s/ Joan G. Taylor                               January 9, 1998
--------------------------------------------
Joan G. Taylor
Director