Form 10QSB
period 1997-12-31
FIRST KEYSTONE FINANCIAL INC
filed 1998-02-17
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock outstanding as of February 6, 1998:  2,412,838

Transitional Small Business Disclosure Format        Yes [ ]      No   [X]

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                                                         PAGE
                                                                                                         ----
PART I                 FINANCIAL INFORMATION:

     Item 1.    Financial Statements

                Consolidated Statements of Financial Condition as of
                December 31, 1997 (Unaudited) and September 30, 1997 ............................         1

                Consolidated Statements of Income for the Three
                Months Ended December 31, 1997 and 1996 (Unaudited)..............................         2

                Consolidated Statement of Changes in Stockholders' Equity for the Three
                Months Ended December 31, 1997 (Unaudited).......................................         3

                Consolidated Statements of Cash Flows for the Three Months
                Ended December 31, 1997 and 1996 (Unaudited).....................................         4

                Notes to Consolidated Financial Statements (Unaudited)...........................         5

     Item 2.    Managements's Discussion and Analysis of Financial Condition and
                Results of Operations............................................................         9

PART II         OTHER INFORMATION

     Item 1.    Legal Proceedings...............................................................         12

     Item 2.    Changes in Securities...........................................................         12

     Item 3.    Defaults Upon Senior Securities.................................................         12

     Item 4.    Submission of Matters to a Vote of Security Holders............................          12

     Item 5.    Other Information...............................................................         12

     Item 6.    Exhibits and Reports on Form 8-K................................................         12

SIGNATURES......................................................................................         13

FIRST KEYSTONE FINANCIAL, INC.


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

                                                                                       December 31    September 30
ASSETS                                                                                    1997            1997
------                                                                              ------------------------------
                                                                                       (Unaudited)
Cash and amounts due from depository institutions                                      $   2,736         $   1,832
Interest-bearing deposits with depository institutions                                    13,697            19,729
                                                                                         -------            ------
        Total cash and cash equivalents                                                   16,433            21,561
Investment securities available for sale                                                  19,604            10,211
Mortgage-related securities available for sale                                           100,498           104,472
Loans held for sale                                                                        6,165             4,577
Investment securities held to maturity - at cost
         (approximate fair value of
         $8,980 at December 31, 1997
          and $9,960 at September 30, 1997)                                                9,000            10,000
Mortgage-related securities held to maturity - at amortized cost
         (approximate fair value of $22,600 at December 31, 1997
          and $20,200 at September 30, 1997)                                              22,970            20,707
Loans receivable - net                                                                   189,885           188,289
Accrued interest receivable                                                                2,756             2,565
Real estate owned                                                                          1,804             1,672
Federal Home Loan Bank stock - at cost                                                     3,808             3,769
Office properties and equipment - net                                                      2,645             2,552
Deferred income taxes                                                                        510               680
Prepaid expenses and other assets                                                          2,449             2,375
                                                                                         -------            ------

TOTAL ASSETS                                                                            $378,527          $373,430
                                                                                        ========          ========

LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES AND STOCKHOLDERS' EQUITY

Liabilities:

        Deposits                                                                        $230,355          $227,918
        Advances from Federal Home Loan Bank                                              76,160            75,387
        Securities sold under agreements to repurchase                                    24,600            24,600
        Accrued interest payable                                                           1,312             1,575
        Advances from borrowers for taxes and insurance                                    1,973               913
        Accounts payable and accrued expenses                                              2,877             2,085
                                                                                         -------           -------

                    Total liabilities                                                    337,277           332,478
                                                                                         -------           -------
        Guaranteed preferred beneficial interest in
           subordinated debt                                                              16,200            16,200

Stockholders' Equity:

        Preferred stock, $.01 par value, 10,000,000 shares authorized;
           none issued
        Common stock, $.01 par value, 20,000,000 shares authorized; issued and outstanding: 2,412,838 shares at December 31, 1997
           and 2,456,838 shares at  September 30, 1997                                        14                14
        Additional paid-in capital                                                        12,972            12,896
        Common stock acquired by stock benefit plans                                      (1,977)           (2,038)
        Treasury stock at cost; 307,162 shares                                            (3,260)           (2,545)
        Unrealized gain on available for sale securities - net of tax                        733               408
        Retained earnings - partially restricted                                          16,568            16,017
                                                                                         -------           -------

                    Total stockholders' equity                                            25,050            24,752
                                                                                         -------           -------

TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES AND STOCKHOLDERS' EQUITY           $378,527          $373,430
                                                                                        ========          ========

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share data)

                                                                                          Three months ended
                                                                                              December 31
                                                                                         ---------------------
                                                                                           1997         1996
INTEREST INCOME:
    Interest on:
        Loans                                                                              $4,086       $3,501
        Mortgage-related securities                                                         2,066        1,433
        Investments                                                                           446          303
        Interest-bearing deposits                                                             164           68
                                                                                            -----        -----

                    Total interest income                                                   6,762        5,305
                                                                                            -----       ------

INTEREST EXPENSE:
    Interest on:
        Deposits                                                                            2,433        2,227
        Federal Home Loan Bank advances                                                     1,019          702
        Other borrowings                                                                      375
                                                                                            -----       ------

                    Total interest expense                                                  3,827        2,929
                                                                                            -----       ------

NET INTEREST INCOME                                                                         2,935        2,376

PROVISION FOR LOAN LOSSES                                                                      75           56
                                                                                             ----      -------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                                                         2,860        2,320
                                                                                            -----       ------

OTHER INCOME (LOSS):
    Service charges and other fees                                                            242          250
    Net gain on sale of:
        Loans                                                                                 128           57
        Real estate owned                                                                                    8
    Real estate operations                                                                     (3)          (6)
    Other income                                                                               18            8
                                                                                             ----       ------

                    Total other income                                                        385          317
                                                                                             ----      -------

OPERATING EXPENSES:
    Salaries and employee benefits                                                            864          755
    Occupancy and equipment expenses                                                          236          214
    Professional fees                                                                         152          154
    Federal deposit insurance premium                                                          36          100
    Bank service charges                                                                      102           95
    Data processing                                                                            81           82
    Advertising                                                                                82           61
    Minority interest in expense of subsidiaries                                              393
    Other                                                                                     209          177
                                                                                             ----      -------

                    Total operating expenses                                                2,155        1,638
                                                                                            -----      -------

INCOME BEFORE INCOME TAX EXPENSE                                                            1,090          999

INCOME TAX EXPENSE                                                                            418          384
                                                                                             ----       ------

NET INCOME                                                                                   $672      $   615
                                                                                          =======      =======

DILUTED EARNINGS PER COMMON SHARE                                                           $0.29      $  0.26
                                                                                          =======      =======

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (dollars in thousands)

                                                                            Common                               Unrealized gain
                                                                            stock                               on mortgage-related
                                                            Additional    acquired by                               securities
                                                 Common      paid-in     stock benefit        Treasury           available for sale
                                                 stock       capital         plans             stock                (net of tax)
                                                --------    --------     -------------        --------          -------------------

                     >
BALANCE AT SEPTEMBER 30, 1997                   $     14    $ 12,896       $ (2,038)          $ (2,545)            $    408

     ESOP stock committed
         to be released                                                          26
     Excess of fair value
         above cost of ESOP
         stock committed
         to be released                                           76
     RRP amortization                                                            35
     Dividends - $.05 per share
     Net unrealized gain on
         securities available for
         sale, net of tax                                                                                               325
     Purchase of treasury stock                                                                   (715)
     Net income
                                                --------    --------       --------           --------              --------

BALANCE AT DECEMBER 31, 1997                    $     14    $ 12,972       $ (1,977)          $ (3,260)             $   733
                                                ========    ========       ========           ========             ========



                                                                 Total
                                                  Retained    stockholders'
                                                  earnings       equity
                                                  --------    -------------

BALANCE AT SEPTEMBER 30, 1997                      $ 16,017      $ 24,752

     ESOP stock committed
         to be released                                                26
     Excess of fair value
         above cost of ESOP
         stock committed
         to be released                                                76
     RRP amortization                                                  35
     Dividends - $.05 per share                        (121)         (121)
     Net unrealized gain on
         securities available for
         sale, net of tax                                             325
     Purchase of treasury stock                                      (715)
     Net income                                         672           672
                                                   --------      --------

BALANCE AT DECEMBER 31, 1997                        $16,568      $ 25,050
                                                   ========      ========

                                        3

FIRST KEYSTONE FINANCIAL, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                                               Three months ended
                                                                                                 December 31
                                                                                           -------------------------
                                                                                             1997             1996
OPERATING ACTIVITIES:
Net income                                                                                 $    672         $    615
    Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
           Provision for depreciation and amortization                                          108               92
           Amortization of premiums                                                             (91)            (244)
           Gain on sales of loans                                                              (128)             (57)
           Gain on sales of real estate owned                                                                     (8)
           Provision for loan losses                                                             75               56
           Amortization of stock benefit plans                                                  137               87
    Changes in assets and liabilities which provided (used) cash:
           Origination of loans held for sale                                               (19,470)          (8,116)
           Loans sold in the secondary market                                                17,882            7,459
           Deferred income taxes                                                                (17)               3
           Accrued interest receivable                                                         (191)              83
           Prepaid expenses and other assets                                                    (74)             203
           Accrued interest payable                                                            (263)            (216)
           Accrued expenses                                                                     792             (441)
                                                                                           --------         --------
                Net cash used in operating activities                                          (568)            (484)
                                                                                           --------         --------

INVESTING ACTIVITIES:
    Loans originated or acquired                                                            (12,263)         (16,730)
    Purchases of:
        Mortgage-related securities available for sale                                                       (10,153)
        Investment securities available for sale                                            (10,352)
        Mortgage-related securities held to maturity                                         (2,687)
        Investment securities held to maturity                                               (2,000)
    Purchase of FHLB stock                                                                      (39)            (649)
    Proceeds from sales of real estate owned                                                    611              434
    Principal collected on loans                                                             10,725           10,652
    Proceeds from maturities, calls, or repayments of:
        Investment securities available for sale                                              1,070            1,000
        Mortgage-related securities available for sale                                        4,278            2,047
        Investment securities held to maturity                                                3,000
        Mortgage-related securities held to maturity                                            474              597
    Purchase of property and equipment                                                         (201)              (7)
    Net expenditures on real estate acquired through foreclosure and in development            (610)            (286)
                                                                                           --------         --------
                Net cash used in investing activities                                        (7,994)         (13,095)
                                                                                           --------         --------

FINANCING ACTIVITIES:
    Net increase in deposit accounts                                                          2,437            2,968
    Net proceeds from FHLB advances                                                             773           12,975
    Net increase in advances from borrowers for taxes and insurance                           1,060              954
    Common stock acquired by stock benefit plans                                                                (756)
    Purchase of treasury stock                                                                 (715)
    Cash dividend                                                                              (121)             (66)
                                                                                           --------         --------
                Net cash provided by financing activities                                     3,434           16,075
                                                                                           --------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (5,128)           2,496
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             21,561           11,694
                                                                                           --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $ 16,433         $ 14,190
                                                                                           ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest on deposits and borrowings                                  $  4,090         $  3,150
    Transfers of loans receivable into real estate owned                                        143              193
    Cash payment of income taxes                                                                                  30

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1997 (UNAUDITED) AND SEPTEMBER 30, 1997 AND (UNAUDITED) FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996 (dollars in thousands, except per share amounts)

1.       BASIS OF PRESENTATION

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

         The results of operations of the three month period ended December 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1998. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders for the year ended September 30, 1997.

         Certain information in this quarterly statement may constitute forward-looking information that involves risks and uncertainties that could cause actual results to differ materially from those estimated. Persons are cautioned that such forward-looking statements are not guarantees of future performance and are subject to various factors which could cause actual results to differ materially from those estimated. These factors include changes in general economic and market conditions and the development of an interest rate environment that adversely affects the interest rate spread or other income from the Company's and the Bank's investments and operations.

2.       INVESTMENT SECURITIES

         The amortized cost and approximate fair value of investment securities, by contractual maturities, are as follows:

                                                                           December 31, 1997
                                                        --------------------------------------------------------
                                                                         Gross         Gross
                                                          Amortized    Unrealized    Unrealized      Approximate
                                                            Cost          Gain          Loss         Fair Value
                                                            ----          ----          ----         ----------
         Available for Sale:

             U.S. Treasury securities and securities
                of U.S. Government agencies:
                   1 to 5 years                          $ 3,000           $ 12                        $ 3,012
                   5 to 10 years                           3,000             13             $10          3,003
             Municipal obligations                         3,068             98                          3,166
             Mutual funds                                  6,000                              6          5,994
             Preferred stocks                              3,000             50                          3,050
             Other equity investments                      1,352             27                          1,379
                                                         -------           ----            ----        -------
                     Total                               $19,420           $200             $16        $19,604
                                                         =======           ====             ===        =======
         Held to Maturity:

             U.S. Treasury securities and securities
                 of U.S. Government agencies:
                   Over 10 years                          $9,000            $10             $30         $8,980
                                                          ------            ---             ---         ------
                     Total                                $9,000            $10             $30         $8,980
                                                          ======            ===             ===         ======

                                                                          September 30, 1997
                                                         ------------------------------------------------------
                                                                          Gross           Gross
                                                         Amortized      Unrealized      Unrealized   Approximate
                                                           Cost            Gain            Loss      Fair Value
                                                           ----            ----            ----      ----------
         Available for Sale:

             U.S. Treasury securities and securities
                of U.S. Government agencies:

                   1 to 5 years                          $ 4,000            $15                        $ 4,015
                   5 to 10 years                           3,000                            $17          2,983
             Municipal obligations                         3,138             75                          3,213
                                                         -------            ---             ---        -------
                     Total                               $10,138            $90             $17        $10,211
                                                         =======            ===             ===        =======

         Held to Maturity:

             U.S. Treasury securities and securities
                of U.S. Government agencies:

                   Over 10 years                         $10,000                            $40         $9,960
                                                         -------                            ---         ------
                     Total                               $10,000                            $40         $9,960
                                                         =======                            ===         ======

3.    MORTGAGE-RELATED SECURITIES

      Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                                            December 31, 1997
                                                          -----------------------------------------------------
                                                                          Gross          Gross
                                                          Amortized    Unrealized      Unrealized   Approximate
                                                            Cost          Gain            Loss       Fair Value
                                                           -------       -----            ----        --------
         Available for Sale:

             FHLMC pass-through certificates               $16,803      $  258                        $ 17,061
             FNMA pass-through certificates                 14,186         228           $   6          14,408
             GNMA pass-through certificates                 27,780         266                          28,046
             Collateralized mortgage obligations            40,735         433             185          40,983
                                                           -------       -----            ----        --------
                 Total                                     $99,504      $1,185            $191        $100,498
                                                           =======      ======            ====        ========

         Held to Maturity:

             FHLMC pass-through certificates              $  5,456         $18            $ 36        $  5,438
             FNMA pass-through certificates                  9,786          11             189           9,608
             Collateralized mortgage obligations             7,728          12             186           7,554
                                                           -------         ---            ----         -------
                 Total                                     $22,970         $41            $411         $22,600
                                                           =======         ===            ====         =======

                                                                           September 30, 1997
                                                          ------------------------------------------------------
                                                                          Gross           Gross
                                                          Amortized    Unrealized      Unrealized    Approximate
                                                            Cost          Gain            Loss       Fair Value
                                                            ----          ----            ----       ----------
         Available for Sale:
             FHLMC  pass-through certificates             $ 17,540        $213            $  9        $ 17,744
             FNMA pass-through certificates                 14,587         149              21          14,715
             GNMA pass-through certificates                 28,938         133              17          29,054
             Collateralized mortgage obligations            42,814         376             231          42,959
                                                          --------        ----            ----         -------
                 Total                                    $103,879        $871            $278        $104,472
                                                          ========        ====            ====        ========
         Held to Maturity:

             FHLMC  pass-through certificates              $ 2,747        $ 15            $ 52         $ 2,710
             FNMA pass-through certificates                 10,053          29             272           9,810
             Collateralized mortgage obligations             7,907          17             244           7,680
                                                           -------        ----            ----         -------
                 Total                                     $20,707        $ 61            $568         $20,200
                                                           =======        ====            ====         =======

      The collateralized mortgage obligations contain both fixed and adjustable classes of bonds which are repaid in accordance with a predetermined priority. The underlying collateral of the bonds primarily consist of loans which are insured by FHLMC, FNMA, or the GNMA.

      The mortgage-related securities designated as available for sale, by definition, could be sold in response to changes in interest rates and cash flows or for restructuring purposes.

5.    LOANS RECEIVABLE

      Loans receivable consist of the following:

                                                 December 31     September 30
                                                    1997             1997
                                                 ---------        ---------
      Real estate loans:
           Single-family                         $ 139,086        $ 135,168
           Construction and land                    16,783           16,400
           Multi-family and commercial              18,300           18,305
      Consumer loans:
           Home equity and lines of credit          22,085           22,964
           Deposit                                     357              348
           Education                                   392              365
           Other                                     1,665            1,690
      Commercial loans                               1,175            2,000
                                                 ---------        ---------
           Total loans                             199,843          197,240
      Loans in process                              (6,604)          (5,670)
      Allowance for loan losses                     (1,693)          (1,628)
      Deferred loan fees                            (1,661)          (1,653)
                                                 ---------        ---------
      Loans receivable - net                     $ 189,885        $ 188,289
                                                 =========        =========

      The following is an analysis of the allowance for loan losses:

                                           Three Months Ended
                                              December 31
                                         ----------------------
                                           1997           1996
                                         -------        -------
      Balance beginning of period        $ 1,628        $ 2,624
      Provisions charged to income            75             56
      Charge-offs                            (10)           (31)
      Recoveries                                              2
                                         -------        -------
      Total                              $ 1,693        $ 2,651
                                         =======        =======

      At December 31, 1997 and September 30, 1997 non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $2,247 and $2,077, respectively.

6.    DEPOSITS

      Deposits consist of the following major classifications:

                                                December 31                September 30
                                                   1997                        1997
                                          -----------------------     -----------------------
                                           Amount        Percent       Amount        Percent
                                          --------       --------     --------       --------
      Non-interest bearing accounts       $  6,377            2.8%    $  6,165            2.7%
      NOW accounts                          29,465           12.8       27,754           12.2
      Passbook accounts                     37,388           16.2       38,035           16.7
      Money market demand accounts          15,833            6.9       16,429            7.2
      Certificate accounts                 141,292           61.3      139,535           61.2
                                          --------       --------     --------       --------
      Total                               $230,355          100.0%    $227,918          100.0%
                                          ========       ========     ========       ========

7.    EARNINGS PER SHARE

      In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share". This statement which supercedes APB Opinion No. 15, simplifies the standards for computing earnings per share ("EPS"). SFAS 128 replaces the current "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share.

      The reported basic and fully diluted earnings per share is as follows:

                                                     For quarter ended December 31, 1997

                                                                        Weighted
                                                                        Average
                                                                        Shares
                                                   Income             Outstanding          Per
                                               (Numerator)           (Denominator)        Share

                                               -------------------------------------------------
BASIC EPS
Income available to stockholders                   672,000             2,165,439           0.31

Effect of dilutive securities                                            130,437

DILUTED EPS
Income available to stockholders
plus assumed conversion of
options                                            672,000             2,295,876           0.29


                                                     For quarter ended December 31, 1996

                                                                      Weighted
                                                                       Average
                                                                       Shares
                                                  Income             Outstanding            Per
                                               (Numerator)          (Denominator)          Share
                                              ---------------------------------------------------
BASIC EPS
Income available to stockholders                  615,000              2,312,487            0.27

Effect of dilutive securities                                             51,275

DILUTED EPS
Income available to stockholders
plus assumed conversion of
options                                           615,000              2,363,762            0.26

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1997 (UNAUDITED) AND SEPTEMBER 30, 1997

Total assets of the Company increased $5.1 million or 1.4% from $373.4 million at September 30, 1997 to $378.4 million at December 31, 1997 primarily due to a $9.4 million increase in investment securities available for sale combined with a $1.6 million increase in loans receivable-net offset by a $5.1 million decrease in cash and cash equivalents. The increase in investment securities and loans was funded primarily through cash and, to a lesser extent, deposits. The loan growth was concentrated primarily in single-family and commercial real estate loans and consumer loans.

Deposits increased $2.4 million or 1.1% from $227.9 million at September 30, 1997 to $230.3 million at December 31, 1997. The increase resulted primarily from the growth in certificate accounts and a modest increase in core deposits.

Stockholders' equity increased $298,000 is due to the combined effects of increased net income and in the market valuation, net of taxes, of available for sale securities partially offset by the repurchase of shares of common stock and dividends paid.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

Net Income.

Net income was $672,000 for the three months ended December 31, 1997 as compared to $615,000 for the same period in 1996. The $57,000 or 9.3% increase in net income for the three months ended December 31, 1997 was due to a $559,000 or 23.5% increase in net interest income offset by a $517,000 or 31.6% increase in operating expenses and a $34,000 or 8.9% increase in income taxes.

Net Interest Income.

Net interest income increased $559,000 or 23.5% to $2.9 million for the three months ended December 31, 1997 as compared to the same period in 1996. The increase was due to a $1.5 million or 27.5% increase in interest income which was offset, in part, by a $898,000 or 30.7% increase in interest expense for the 1997 period. The interest rate spread and net interest margin were 2.81% and 3.27%, respectively, for the three months ended December 31, 1997 as compared to 3.10% and 3.36%, respectively, for the same period in 1996. The $1.5 million increase in interest income was primarily due to a $75.7 million or 26.8% increase in average interest-earning assets and a 4 basis point increase in yield. The $898,000 increase in interest expense was primarily due to an increase of $57.0 million or 21.4% in the average balance of interest-bearing liabilities and a 33 basis point increase in the weighted average rate paid thereon for the three months ended December 31, 1997, as compared to the same period in 1996.

The increase in the average balances of both interest-earning assets and interest-bearing liabilities was due to the leveraging of a portion of the $16.2 million received upon the issuance of trust preferred securities in the last quarter of fiscal 1997. The decrease in the net interest rate spread was due to this leveraging of assets while the smaller decline in the net interest margin was primarily due to higher funding costs.

Provision for Loan Losses.

The Company's provision for loan losses increased to $75,000 for the three months ended December 31, 1997 as compared to $56,000 for the same period in 1996. The increase was primarily due to the growth in the loan portfolio. Total non-performing assets, which primarily consist of residential loans, at December 31, 1997 were $4.1 million or 1.1% of total assets, an increase of $302,000 from September 30, 1997. The Company's coverage ratio, which is the loan loss reserve to non-performing assets, was 41.8% at December 31, 1997.

Other Income.

Other income increased $68,000 or 21.5% to $385,000 for the three months ended December 31, 1997 as compared to the same period in 1996. The increase was primarily a result of an increase of $71,000 increase in the net gain on sales of loans partially offset by a small decrease in service charges and other fees of $8,000. The increase in gain on sales of loans was due to increased originations and sales of loans with servicing released to credit impaired borrowers as part of management's strategy of diversifying product mix.

Operating Expenses.

Operating expenses increased $517,000 or 31.6% during the three months ended December 31, 1997 as compared to the same period in 1996 primarily due to the issuance of trust preferred securities in August 1997. Increases of $109,000, $22,000, $21,000 and $32,000 were incurred in the salaries and employee benefits, occupancy and equipment, advertising and other expenses, respectively. The expense related to the trust preferred securities amounted to $393,000 during the 1997 quarter. Offsetting the above expense increases was a reduction in federal deposit insurance premiums of $64,000 reflecting lower deposit insurance charges assessed on SAIF insured deposits.

Income Tax Expense.

Income tax expense increased $34,000 to $418,000 during the three months ended December 31, 1997 as compared to the same period in 1996. The increase was primarily a result of an increase in income before income taxes.

Liquidity and Capital Resources.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At December 31, 1997, the Company had short-term outstanding borrowings of $40.2 million in advances from the FHLB of Pittsburgh and $5.3 million in short-term securities sold under agreement to repurchase.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At December 31, 1997, the total approved loan commitments outstanding amounted to $7.0 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $7.3 million. Certificates of deposit scheduled to mature in one year or less at December 31, 1997 totalled $80.7 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 5% and 1%, respectively, of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand from withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Bank's average monthly liquidity ratio and short-term liquid assets for December 1997 was 6.3% and 5.2%, respectively.

As of December 31, 1997, the Bank had regulatory capital which was in excess of applicable limits. The Bank is required under certain federal regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 3.0% of its adjusted total assets and total capital to at least 8.0% of its risk-weighted assets. At December 31, 1997, the Bank had tangible capital equal to 8.4% of adjusted total assets, core capital equal to 8.4% of adjusted total assets and total capital equal to 20.5% of risk-weighted assets.

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

           Not applicable

Item 3.    Defaults Upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           On January 28, 1998, the Annual Meeting of stockholders of the Company was held to elect management's nominees for director and to ratify the appointment of the Company's independent auditors. With respect to the election of directors, the results were as follows:

                      Nominee                       For           Withheld
                      -------                       ---           --------
                      Edward Calderoni            1,075,280         9,200
                      Silvio F. D'Ignazio         1,077,380         7,100
                      Joan G. Taylor              1,074,780         9,700

           With respect to the ratification of Deloitte & Touche LLP as the Company's independent certified accountants, the results were as follows: 1,067,209 Votes For, 14,061 Votes Against, and 3,210 Votes Abstaining.

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FIRST KEYSTONE FINANCIAL, INC.

Date:    February 13, 1998               By: /s/ Donald S. Guthrie
                                            ----------------------
                                         Donald S. Guthrie
                                         President and Chief Executive Officer

Date:    February 13, 1998               By: /s/ Thomas M. Kelly
                                            --------------------
                                         Thomas M. Kelly
                                         Executive Vice-President and Chief
                                         Financial Officer