Form 10QSB
period 1998-03-31
FIRST KEYSTONE FINANCIAL INC
filed 1998-05-15
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-25328

                         FIRST KEYSTONE FINANCIAL, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                    23-0469351
           ------------                                    ----------
   (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification Number)

         22 West State Street
         Media, Pennsylvania                                   19063
         -------------------                                   -----
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

Yes /X/   No / /

Number of shares of Common Stock outstanding as of May 8, 1998:  2,413,416

Transitional Small Business Disclosure Format        Yes / /    No    /X/

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                                                        PAGE
                                                                                                        ----
PART I          FINANCIAL INFORMATION:

     Item 1.    Financial Statements

                Consolidated Statements of Financial Condition as of
                March 31, 1998 (Unaudited) and September 30, 1997 ...............................         1

                Consolidated Statements of Income for the Three and Six
                Months Ended March 31, 1998 and 1997 (Unaudited).................................         2

                Consolidated Statement of Changes in Stockholders' Equity for the
                Six Months Ended March 31, 1998 (Unaudited)......................................         3

                Consolidated Statements of Cash Flows for the Three and Six Months
                Ended March 31, 1998 and 1997 (Unaudited)........................................         4

                Notes to Consolidated Financial Statements (Unaudited)...........................         5

     Item 2.    Managements's Discussion and Analysis of Financial Condition and
                Results of Operations............................................................        10

PART II         OTHER INFORMATION

     Item 1.    Legal Proceedings...............................................................         14

     Item 2.    Changes in Securities...........................................................         14

     Item 3.    Defaults Upon Senior Securities.................................................         14

     Item 4.    Submission of Matters to a Vote of Security Holders.............................         14

     Item 5.    Other Information...............................................................         14

     Item 6.    Exhibits and Reports on Form 8-K................................................         14

SIGNATURES......................................................................................         15

FIRST KEYSTONE FINANCIAL, INC.


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------
(dollars in thousands)

                                                                                   March 31        September 30
ASSETS                                                                               1998             1997
                                                                                   ---------        ---------
                                                                                  (Unaudited)
Cash and amounts due from depository institutions                                  $   1,851        $   1,832
Interest-bearing deposits with depository institutions                                22,916           19,729
                                                                                   ---------        ---------
        Total cash and cash equivalents                                               24,767           21,561
Investment securities available for sale                                              25,473           10,211
Mortgage-related securities available for sale                                        97,972          104,472
Loans held for sale                                                                    3,326            4,577
Investment securities held to maturity - at cost
         (approximate fair value of $5,010 at March 31, 1998
          and $9,960 at September 30, 1997)                                            5,000           10,000
Mortgage-related securities held to maturity - at amortized cost
         (approximate fair value of $20,490 at March 31, 1998
          and $20,200 at September 30, 1997)                                          20,779           20,707
Loans receivable - net                                                               193,145          188,289
Accrued interest receivable                                                            2,577            2,565
Real estate owned                                                                      2,094            1,672
Federal Home Loan Bank stock - at cost                                                 4,207            3,769
Office properties and equipment - net                                                  2,724            2,552
Deferred income taxes                                                                    588              680
Prepaid expenses and other assets                                                      2,500            2,375
                                                                                   ---------        ---------

TOTAL ASSETS                                                                       $ 385,152        $ 373,430
                                                                                   =========        =========

LIABILITIES, MINORITY INTEREST IN SUBSIDIARY AND STOCKHOLDERS' EQUITY

Liabilities:

        Deposits                                                                   $ 237,534        $ 227,918
        Advances from Federal Home Loan Bank                                          75,633           75,387
        Securities sold under agreements to repurchase                                24,600           24,600
        Accrued interest payable                                                       1,740            1,575
        Advances from borrowers for taxes and insurance                                1,933              913
        Accounts payable and accrued expenses                                          1,826            2,085
                                                                                   ---------        ---------

                    Total liabilities                                                343,266          332,478
                                                                                   ---------        ---------

Guaranteed preferred beneficial interest in subordinated debt                         16,200           16,200

Stockholders' Equity:

        Preferred stock, $.01 par value, 10,000,000 shares authorized;
           none issued
        Common stock, $.01 par value, 20,000,000 shares authorized; issued and outstanding: 2,412,838 shares at March 31, 1998
           and 2,456,838 shares at  September 30, 1997                                    14               14
        Additional paid-in capital                                                    13,090           12,896
        Common stock acquired by stock benefit plans                                  (1,915)          (2,038)
        Treasury stock at cost; 307,162 and 264,250 shares at March 31, 1998
           and  September 30, 1997, respectively                                      (3,260)          (2,545)
        Unrealized gain on available for sale securities - net of tax                    625              408
        Retained earnings - partially restricted                                      17,132           16,017
                                                                                   ---------        ---------

                    Total stockholders' equity                                        25,686           24,752
                                                                                   ---------        ---------

TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARY AND STOCKHOLDERS' EQUITY        $ 385,152        $ 373,430
                                                                                   =========        =========


See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

                                                          Three months ended           Six months ended
                                                               March 31                     March 31
                                                       ----------------------        ------------------------
                                                         1998           1997           1998            1997
                                                       -------        -------        --------        --------
INTEREST INCOME:
    Interest on:
        Loans                                          $ 4,109        $ 3,524        $  8,195        $  7,025
        Mortgage-related securities                      2,057          1,543           4,123           2,976
        Investments                                        563            370           1,009             673
        Interest-bearing deposits                          107             58             271             126
                                                       -------        -------        --------        --------
                    Total interest income                6,836          5,495          13,598          10,800
                                                       -------        -------        --------        --------

INTEREST EXPENSE:
    Interest on:
        Deposits                                         2,421          2,234           4,854           4,461
        Federal Home Loan Bank advances                  1,045            808           2,063           1,510
        Other borrowings                                   368            744
                                                       -------        -------        --------        --------
                    Total interest expense               3,834          3,042           7,661           5,971
                                                       -------        -------        --------        --------

NET INTEREST INCOME                                      3,002          2,453           5,937           4,829

PROVISION FOR LOAN LOSSES                                   76             60             151             116
                                                       -------        -------        --------        --------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                      2,926          2,393           5,786           4,713
                                                       -------        -------        --------        --------

OTHER INCOME (LOSS):
    Service charges and other fees                         226            236             468             486
    Net gain (loss) on sale of:
        Loans                                              130             53             258             110
        Mortgage-related securities                         47                             47
        Real estate owned                                    1              4               1              12
        Other assets                                                       46                              46
    Real estate operations                                  (9)            (1)            (19)             (6)
    Other income                                            13             14              27              22
                                                       -------        -------        --------        --------
                    Total other income                     408            352             782             669
                                                       -------        -------        --------        --------

OPERATING EXPENSES:
    Salaries and employee benefits                         955            817           1,819           1,572
    Occupancy and equipment expenses                       261            213             497             427
    Professional fees                                      137            182             289             337
    Federal deposit insurance premium                       37             35              73             135
    Bank service charges                                   100             94             201             189
    Data processing                                         87             81             168             163
    Advertising                                             64             77             146             138
    Minority interest in expense of subsidiary             393            786
    Other                                                  222            183             421             359
                                                       -------        -------        --------        --------
                    Total operating expenses             2,256          1,682           4,400           3,320
                                                       -------        -------        --------        --------

INCOME BEFORE INCOME TAX EXPENSE                         1,078          1,063           2,168           2,062

INCOME TAX EXPENSE                                         394            410             812             794
                                                       -------        -------        --------        --------

NET INCOME                                             $   684        $   653        $  1,356        $  1,268
                                                       =======        =======        ========        ========


BASIC EARNINGS PER SHARE                               $  0.32        $  0.30        $   0.63        $   0.56
                                                       =======        =======        ========        ========

DILUTED EARNINGS PER SHARE                             $  0.30        $  0.29        $   0.59        $   0.54
                                                       =======        =======        ========        ========


See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------
(dollars in thousands)

                                                              Common                   Unrealized gain on
                                                               stock                    mortgage-related
                                               Additional    acquired by                  securities                        Total
                                     Common      paid-in    stock benefit  Treasury    available for sale    Retained  stockholders'
                                      stock      capital        plans        stock        (net of tax)       earnings       equity
                                      -----      -------        -----        -----        ------------       --------       ------
BALANCE AT SEPTEMBER 30, 1997         $  14      $ 12,896      $(2,038)      $(2,545)         $408           $16,017       $ 24,752

     ESOP stock committed
         to be released                  --            --           53            --            --                --             53
     Excess of fair value
         above cost of ESOP
         stock committed
         to be released                  --           194           --            --            --                --            194
     RRP amortization                    --            --           70            --            --                --             70
     Dividends - $.10 per share        (241)         (241)
     Net unrealized gain on
         securities available for
         sale, net of tax                --            --           --            --           217                --            217
     Purchase of treasury stock          --            --           --          (715)           --                --           (715)
     Net income                          --            --           --            --            --             1,356          1,356
                                      -----      --------      -------       -------          ----           -------       --------

BALANCE AT MARCH 31, 1998             $  14      $ 13,090      $(1,915)      $(3,260)         $625           $17,132       $ 25,686
                                      =====      ========      =======       =======          ====           =======       ========

FIRST KEYSTONE FINANCIAL, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(dollars in thousands)

                                                                                              Six months ended
                                                                                                  March 31
                                                                                          ------------------------
                                                                                            1998            1997
                                                                                          --------        --------
OPERATING ACTIVITIES:
Net income                                                                                $  1,356        $  1,268
    Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
           Provision for depreciation and amortization                                         225             183
           Amortization of premiums                                                            (89)           (381)
           Loss (Gain) on sales of:
                Loans                                                                         (258)           (110)
                Mortgage-related securities available for sale                                 (47)
                Real estate owned                                                               (1)            (12)
                Other assets                                                                                   (46)
           Provision for loan losses                                                           151             116
           Amortization of stock benefit plans                                                 317             186
    Changes in assets and liabilities which provided (used) cash:
           Origination of loans held for sale                                              (30,688)        (13,697)
           Loans sold in the secondary market                                               31,939          13,652
           Deferred income taxes                                                                28             504
           Accrued interest receivable                                                         (12)             35
           Prepaid expenses and other assets                                                  (125)            123
           Accrued interest payable                                                            165             (36)
           Accrued expenses                                                                   (259)           (942)
                                                                                          --------        --------
                Net cash provided by operating activities                                    2,702             843
                                                                                          --------        --------

INVESTING ACTIVITIES:
    Loans originated or acquired                                                           (27,488)        (30,359)
    Purchases of:
        Investment securities available for sale                                           (18,157)
        Mortgage-related securities available for sale                                     (21,100)        (15,103)
        Investment securities held to maturity                                              (2,000)         (5,000)
        Mortgage-related securities held to maturity                                        (2,687)
    Purchase of FHLB stock                                                                    (438)           (854)
    Proceeds from sales of real estate owned                                                   818             438
    Proceeds from sales of mortgage-related securities                                      14,295
    Proceeds from sales of investment securities                                             2,000             101
    Principal collected on loans                                                            22,850          20,765
    Proceeds from maturities, calls, or repayments of:
        Investment securities available for sale                                             1,070           1,000
        Mortgage-related securities available for sale                                      13,201           4,485
        Investment securities held to maturity                                               7,000
        Mortgage-related securities held to maturity                                         2,667           1,083
    Purchase of property and equipment                                                        (397)            (30)
    Net expenditures on real estate acquired through foreclosure and in development         (1,056)           (586)
                                                                                          --------        --------
                Net cash used in investing activities                                       (9,422)        (24,060)
                                                                                          --------        --------

FINANCING ACTIVITIES:
    Net increase in deposit accounts                                                         9,616           4,207
    Net proceeds from (repayments on) FHLB advances                                            246          17,074
    Net increase in advances from borrowers for taxes and insurance                          1,020             926
    Common stock acquired by stock benefit plans                                              (756)
    Purchase of treasury stock                                                                (715)         (1,268)
    Cash dividend                                                                             (241)           (127)
                                                                                          --------        --------
                Net cash provided by financing activities                                    9,926          20,056
                                                                                          --------        --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             3,206          (3,161)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            21,561          11,694
                                                                                          --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 24,767        $  8,533
                                                                                          ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest on deposits and borrowings                                 $  7,496        $  6,000
    Transfers of loans receivable into real estate owned                                       193             193
    Cash payments of income taxes                                                              550              30

See notes to consolidated financial statement

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 1998 (UNAUDITED) AND SEPTEMBER 30, 1997 AND
(UNAUDITED) FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997
--------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)


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

         The results of operations of the three and six month periods ended March 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1998. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders for the year ended September 30, 1997.

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

2.       INVESTMENT SECURITIES

         The amortized cost and approximate fair value of investment securities, by contractual maturities, are as follows:

                                                                            March  31, 1998
                                                            ----------------------------------------------------
                                                                          Gross         Gross
                                                          Amortized    Unrealized    Unrealized      Approximate
                                                            Cost          Gain          Loss         Fair Value
                                                            ----          ----          ----         ----------
         Available for Sale:
             U.S. Treasury securities and securities
                of U.S. Government agencies:
                   1 to 5 years                          $ 3,000           $  5                        $ 3,005
                   5 to 10 years                           3,000                            $12          2,988
             Municipal obligations                         8,845            108              31          8,922
             Mutual funds                                  4,000                              8          3,992
             Preferred stocks                              5,000            123                          5,123
             Other equity investments                      1,352             91                          1,443
                                                         -------           ----             ---        -------
                     Total                               $25,197           $327             $51        $25,473
                                                         =======           ====             ===        =======
         Held to Maturity:
             U.S. Treasury securities and securities
                 of U.S. Government agencies:
                   Over 10 years                         $ 5,000            $10                        $ 5,010
                                                         -------            ---                        -------
                     Total                               $ 5,000            $10                        $ 5,010
                                                         =======            ===                        =======

                                                                          September 30, 1997
                                                            ---------------------------------------------------
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
                                                         =======                            ===         ======

3.       MORTGAGE-RELATED SECURITIES


                  Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                                                March 31, 1998
                                                            ---------------------------------------------------
                                                                          Gross         Gross
                                                          Amortized    Unrealized    Unrealized      Approximate
                                                            Cost          Gain          Loss         Fair Value
                                                            ----          ----          ----         ----------
         Available for Sale:

             FHLMC pass-through certificates               $13,242      $  170                        $ 13,412
             FNMA pass-through certificates                 16,565         185           $  35          16,715
             GNMA pass-through certificates                 28,548          83             100          28,531
             Collateralized mortgage obligations            38,946         562             194          39,314
                                                           -------      ------            ----        --------
                 Total                                     $97,301      $1,000            $329        $ 97,972
                                                           =======      ======            ====        ========

         Held to Maturity:

             FHLMC pass-through certificates              $  5,499         $23            $ 22        $  5,500
             FNMA pass-through certificates                  9,300          18             158           9,160
             Collateralized mortgage obligations             5,980           1             151           5,830
                                                           -------      ------            ----         -------
                 Total                                     $20,779      $   42            $331         $20,490
                                                           =======      ======            ====         =======

                                                                        September 30, 1997
                                                            ---------------------------------------------------
                                                                          Gross         Gross
                                                          Amortized    Unrealized    Unrealized      Approximate
                                                            Cost          Gain          Loss         Fair Value
                                                            ----          ----          ----         ----------
         Available for Sale:

             FHLMC  pass-through certificates             $ 17,540        $213           $   9        $ 17,744
             FNMA pass-through certificates                 14,587         149              21          14,715
             GNMA pass-through certificates                 28,938         133              17          29,054
             Collateralized mortgage obligations            42,814         376             231          42,959
                                                          --------        ----            ----        --------
                 Total                                    $103,879        $871            $278        $104,472
                                                          ========        ====            ====        ========

         Held to Maturity:

             FHLMC  pass-through certificates              $ 2,747         $15           $  52         $ 2,710
             FNMA pass-through certificates                 10,053          29             272           9,810
             Collateralized mortgage obligations             7,907          17             244           7,680
                                                           -------        ----            ----         -------
                 Total                                     $20,707        $ 61            $568         $20,200
                                                           =======        ====            ====         =======

         The collateralized mortgage obligations contain both fixed and adjustable classes of bonds which are repaid in accordance with a predetermined priority. The underlying collateral of the bonds primarily consists of loans which are insured by FHLMC, FNMA, or the GNMA.

         The mortgage-related securities designated as available for sale, by definition, could be sold in response to changes in interest rates and cash flows or for restructuring purposes.

4.       LOANS RECEIVABLE

         Loans receivable consist of the following:

                                                                                    March 31         September 30
                                                                                     1998                1997
                                                                                     ----                ----
         Real estate loans:
              Single-family                                                          $141,354          $135,168
              Construction and land                                                    16,746            16,400
              Multi-family and commercial                                              18,552            18,305
         Consumer loans:
              Home equity and lines of credit                                          21,430            22,964
              Deposit                                                                     306               348
              Education                                                                   414               365
              Other                                                                     1,546             1,690
         Commercial loans                                                               1,625             2,000
                                                                                     --------          --------
              Total loans                                                             201,973           197,240
         Loans in process                                                              (5,419)           (5,670)
         Allowance for loan losses                                                     (1,766)           (1,628)
         Deferred loan fees                                                            (1,643)           (1,653)
                                                                                     --------          --------
         Loans receivable - net                                                      $193,145          $188,289
                                                                                     ========          ========

         The following is an analysis of the allowance for loan losses:

                                                                                          Six Months Ended
                                                                                              March 31
                                                                                       ---------------------
                                                                                        1998            1997
                                                                                        ----            ----
         Balance beginning of period                                                   $1,628          $2,624
         Provisions charged to income                                                     151              56
         Charge-offs                                                                      (28)            (31)
         Recoveries                                                                        15               2
                                                                                       ------          ------
         Total                                                                         $1,766          $2,651
                                                                                       ======          ======

         At March 31, 1998 and September 30, 1997 non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $2,821 and $2,077, respectively.

5.       DEPOSITS

         Deposits consist of the following major classifications:

                                                                              March 31              September 30
                                                                                1998                    1997
                                                                          ----------------       -----------------
                                                                          Amount   Percent       Amount    Percent
                                                                          ------   -------       ------    -------
         Non-interest bearing accounts                                  $   6,497     2.8%      $   6,165     2.7%
         NOW accounts                                                      30,673    12.9          27,754    12.2
         Passbook accounts                                                 38,097    16.0          38,035    16.7
         Money market demand accounts                                      16,649     7.0          16,429     7.2
         Certificate accounts                                              145,618   61.3         139,535    61.2
                                                                         --------   -----        --------   -----
         Total                                                           $237,534   100.0%       $227,918   100.0%
                                                                         ========   =====        ========   =====

6.       EARNINGS PER SHARE

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

         The reported basic and fully diluted earnings per share is as follows:

                                                                  For quarter ended March 31, 1998

                                                                               Weighted
                                                                               Average
                                                                               Shares
                                                   Income                    Outstanding                   Per
                                               (Numerator)                  (Denominator)                  Share
                                           --------------------------------------------------------------------------
BASIC EPS
Income available to stockholders                  $684,000                     2,141,979                     $0.32

Effect of dilutive securities                                                    135,405

DILUTED EPS
Income available to stockholders
plus assumed conversion of
options                                           $684,000                     2,277,383                     $0.30

                                                                  For quarter ended March 31, 1997

                                                                               Weighted
                                                                                Average
                                                                                Shares
                                                Income                        Outstanding                      Per
                                             (Numerator)                     (Denominator)                    Share
                                         -----------------------------------------------------------------------------------
BASIC EPS
Income available to stockholders               $653,000                       2,162,628                        $0.30

Effect of dilutive securities                                                    61,981

DILUTED EPS
Income available to stockholders
plus assumed conversion of
options                                        $653,000                       2,224,609                        $0.29

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 (UNAUDITED) AND SEPTEMBER 30, 1997

Total assets of the Company increased $11.7 million or 3.1% from $373.4 million at September 30, 1997 to $385.2 million at March 31, 1998 primarily due to a $15.3 million increase in investment securities available for sale combined with a $4.9 million increase in loans receivable-net and a $3.2 million increase in cash and cash equivalents partially offset by a $6.5 million decrease in mortgage-related securities available for sale and a $5.0 million decrease in investment securities held to maturity. The increase in investment securities and loans was funded primarily through cash and deposit accounts. The loan growth was concentrated primarily in single-family and commercial real estate loans and consumer loans.

Deposits increased $9.6 million or 4.2% from $227.9 million at September 30, 1997 to $237.5 million at March 31, 1998. The increase resulted primarily from the growth in certificate accounts and a modest increase in core deposits.

Stockholders' equity increased $934,000 is due to the combined effects of increased net income and in the market valuation, net of taxes, of available for sale securities partially offset by the repurchase of shares of common stock and dividends paid.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997

Net Income.

Net income was $684,000 for the three months ended March 31, 1998 as compared to $653,000 for the same period in 1997 while net income for the six months ended March 31, 1998 was $1.4 million as compared to $1.3 million for the same period in 1997. The $31,000 or 4.7% increase in net income for the three months ended March 31, 1998 was primarily due to a $549,000 increase in net interest income and a $56,000 increase in other income offset by a $574,000 increase in operating expenses. The $88,000 or 6.9% increase in net income for the six months ended March 31, 1998 was primarily due to a $1.1 million increase in net interest income and a $113,000 increase in other income partially offset by a $1.1 million increase in operating expenses partially and a $35,000 increase in the provision for loan losses.

Net Interest Income.

Net interest income increased $549,000 or 22.4% to $3.0 million and $1.1 million or 22.9% to $5.9 million for the three and six months ended March 31, 1998, respectively. Such increases were primarily due to a $1.3 million or 24.4% and a $2.8 million or 25.9% increase in interest income for the three and six months ended March 31, 1998, respectively, which were partially offset by a $792,000 or 26.0% and a $1.7 million or 28.3% increase in interest expense during such respective periods. The interest rate spread and net interest margin amounted to 2.80% and 3.27% for the three months ended March 31, 1998 as compared to 3.13% and 3.34% for the same period in 1997. The interest rate spread and net interest margin were 2.89% and 3.31% for the six months ended March 31, 1998 as compared to 3.15% and 3.37% for the same periods in 1997.

The $1.3 million increase in interest income was primarily due to a $73.6 million or 25.1% increase in average interest-earning assets for the three months ended March 31, 1998 as compared to the same period in 1997 offset slightly by a 4 basis points decline in yield to 7.45% during the three months ended March 31, 1998 as compared to 7.49% for the same period in 1997. The $792,000 increase in interest expense was primarily due to an increase of $50.7 million or 18.1% in average interest-bearing liabilities and a 30 basis point increase in the weighted average rate paid thereon for the three months ended March 31, 1998 as compared to the same period in 1997. For the six months ended, March 31, 1998, a $2.8 million increase in interest income was primarily due to a $72.1 million or 25.1% increase in average interest-earning assets for the six months ended March 31, 1998 as compared to the same period in 1997. The weighted average yield earned increased 5 basis points to 7.58% during the three months ended March 31, 1998 as compared to 7.53% for the same period in 1997. The $1.7 million increase in interest expense was primarily due to an increase of $54.1 million or 19.8% in average interest-bearing liabilities and a 31 basis point increase in the weighted average rate paid thereon for the six months ended March 31, 1998 as compared to the same period in 1997.

The increase in the average balances of both interest-earning assets and interest-bearing liabilities was due to the leveraging of a portion of the $16.2 million received in connection with the issuance of trust preferred securities in the last quarter of fiscal 1997. The decrease in the net interest rate spread was due to the leveraging of assets while the smaller decline in the net interest margin was primarily due to higher funding costs.

Provision for Loan Losses.

The Company's provision for loan losses increased to $76,000 for the three months ended March 31, 1998 as compared to $60,000 for the same period in 1997. For the six months ended March 31, 1998 and 1997 the provision for loan losses was $151,000 and $116,000, respectively. The increases were due to increases in the size of the loan portfolio.


Other Income.

Other income increased $56,000 or 15.9% to $408,000 and $113,000 or 16.9% to
$782,000 for the three and six months ended March 31, 1998, respectively, as compared to the same periods in 1997. The increases during the periods were primarily a result of increases in the net gain on sales of loans offset by a slight decrease in service charges and other fees.

Operating Expenses.

Operating expenses increased $574,000 or 34.1% during the three months ended March 31, 1998 as compared to the same period in 1997 primarily due to the issuance of $16.2 million of trust preferred securities in August 1997. Increases of $138,000, $48,000 and $39,000 were incurred in the salaries and employee benefits, occupancy and equipment, and other expenses, respectively, partially offset by reductions in professional fees and advertising expenses. The expense related to the payment of semi-annual cash distributions on the trust preferred securities amounted to $393,000 during the quarter. Included in the increased operating expenses were general expenses of $43,000 related to the opening of a new branch office during the first quarter of fiscal 1998. For the six months ended, March 31, 1998, operating expenses increased $1.1 million or 32.5% primarily due to an expense of $786,000 for the same reason set forth above relating to cash distributions on the trust preferred securities. Increases of $247,000, $70,000 and $62,000 were incurred in compensation and employee benefits, occupancy and equipment expenses and other expenses, respectively, partially offset by reductions of $48,000 and $62,000 in professional fees and federal deposit insurance premiums.

Income Tax Expense.

Income tax expense decreased $16,000 to $394,000 and increased $18,000 to $812,000 during the three and six months ended March 31, 1998, respectively, as compared to the same periods in 1997. The decrease for the second quarter in fiscal 1998 resulted from a decrease of $63,000 in state income tax expense reflecting the Company's implementation of various tax strategies offset, in part, by increases in income before income taxes.

Liquidity and Capital Resources.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At March 31, 1998, the Company had short-term outstanding borrowings consisting of $24.7 million in advances from the FHLB of Pittsburgh and $5.3 million in short-term securities sold under agreements to repurchase.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At March 31, 1998, total approved loan commitments outstanding amounted to $6.5 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $7.4 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1998 totalled $93.1 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

First Keystone Federal Savings Bank (the "Bank"), the Company's wholly owned subsidiary, is required by the Office of Thrift Supervision ("OTS") to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 4% of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand from withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Bank's average monthly liquidity ratio and short-term liquid assets for March 1998 was 5.2% and 4.0%, respectively.

As of March 31, 1998, the Bank had regulatory capital in excess of applicable limits. The Bank is required under certain federal regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 3.0% of its adjusted total assets and total capital to at least 8.0% of its risk-weighted assets. At March 31, 1998, the Bank had tangible capital and core capital equal to 8.5% of adjusted total assets and total capital equal to 20.8% of risk-weighted assets.

Year 2000 Compliance

The Bank has formed an internal committee which has performed and prioritized an inventory of the hardware and software systems with respect to their compatibility with calendar year 2000 and has formulated a plan of action. However, the Bank is dependent on numerous vendors and third parties who may incur disruptions as a result of Year 2000 issues. Although, the Bank has committed a significant level of resources to ensure the success of this effort, it is not expected that the related costs will have a material effect on the Company's financial condition and operation.

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


                                         FIRST KEYSTONE FINANCIAL, INC.



Date:  May 14, 1998                      By: /s/ Donald S. Guthrie
                                            -----------------------------------
                                         Donald S. Guthrie
                                         President and Chief Executive Officer


Date:  May 14, 1998                      By: /s/ Thomas M. Kelly
                                            -----------------------------------
                                         Thomas M. Kelly
                                         Executive Vice-President and Chief
                                         Financial Officer