Form 10QSB
period 1998-06-30
FIRST KEYSTONE FINANCIAL INC
filed 1998-08-14
CIK 856751

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from .......... to ..........

                  Commission File Number:  0-25328

                         FIRST KEYSTONE FINANCIAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                          23-0469351
---------------------------------                         ----------------------
   (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification Number)

         22 West State Street
         Media, Pennsylvania                                      19063
---------------------------------------                         ----------
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

Number of shares of Common Stock outstanding as of August 10, 1998:  2,413,416

Transitional Small Business Disclosure Format        Yes          No    X

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                                               PAGE
PART I          FINANCIAL INFORMATION:

     Item 1.    Financial Statements
                Consolidated Statements of Financial Condition as of
                June 30, 1998 (Unaudited) and September 30, 1997 ............................    1

                Consolidated Statements of Income for the Three and Nine
                Months Ended June 30, 1998 and 1997 (Unaudited)..............................    2

                Consolidated Statement of Changes in Stockholders' Equity for the
                Nine Months Ended June 30, 1998 (Unaudited)..................................    3

                Consolidated Statements of Cash Flows for the Three and Nine Months
                Ended June 30, 1998 and 1997 (Unaudited).....................................    4

                Notes to Consolidated Financial Statements (Unaudited).......................    5

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations........................................................   10

PART II         OTHER INFORMATION

     Item 1.    Legal Proceedings............................................................   14

     Item 2.    Changes in Securities........................................................   14

     Item 3.    Defaults Upon Senior Securities..............................................   14

     Item 4.    Submission of Matters to a Vote of Security Holders..........................   14

     Item 5.    Other Information............................................................   14

     Item 6.    Exhibits and Reports on Form 8-K.............................................   14

SIGNATURES...................................................................................    15

FIRST KEYSTONE FINANCIAL, INC.


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------
(dollars in thousands)


                                                                                June 30     September 30
ASSETS                                                                           1998           1997
                                                                              -----------   ------------
                                                                              (Unaudited)
Cash and amounts due from depository institutions                              $   1,731     $   1,832
Interest-bearing deposits with depository institutions                            17,468        19,729
                                                                               ---------     ---------
Total cash and cash equivalents                                                   19,199        21,561
Investment securities available for sale                                          36,120        10,211
Mortgage-related securities available for sale                                    95,313       104,472
Loans held for sale                                                                6,394         4,577
Investment securities held to maturity - at cost (approximate fair value of
         $5,010 at June 30, 1998 and $9,960 at September 30, 1997)                 5,000        10,000
Mortgage-related securities held to maturity - at amortized cost
         (approximate fair value of $19,750 at June 30, 1998
          and $20,200 at September 30, 1997)                                      19,971        20,707
Loans receivable - net                                                           194,488       188,289
Accrued interest receivable                                                        2,817         2,565
Real estate owned                                                                  1,919         1,672
Federal Home Loan Bank stock - at cost                                             4,207         3,769
Office properties and equipment - net                                              2,640         2,552
Deferred income taxes                                                                511           680
Prepaid expenses and other assets                                                  2,391         2,375
                                                                               ---------     ---------

TOTAL ASSETS                                                                   $ 390,970     $ 373,430
                                                                               =========     =========

LIABILITIES, MINORITY INTEREST IN SUBSIDIARY AND STOCKHOLDERS' EQUITY

Liabilities:

        Deposits                                                               $ 241,773     $ 227,918
        Advances from Federal Home Loan Bank                                      75,606        75,387
Securities sold under agreements to repurchase                                    24,600        24,600
        Accrued interest payable                                                   1,523         1,575
        Advances from borrowers for taxes and insurance                            3,019           913
        Accounts payable and accrued expenses                                      2,830         2,085
                                                                               ---------     ---------

                    Total liabilities                                            349,351       332,478
                                                                               ---------     ---------

Guaranteed preferred beneficial interest in subordinated debt                     16,200        16,200

Stockholders' Equity:

        Preferred stock, $.01 par value, 10,000,000 shares authorized;
           none issued
        Common stock, $.01 par value, 20,000,000 shares authorized; issued and outstanding: 2,413,416 shares at June 30, 1998
           and 2,456,838 shares at  September 30, 1997                                14            14
        Additional paid-in capital                                                13,146        12,896
        Common stock acquired by stock benefit plans                              (1,853)       (2,038)
        Treasury stock at cost; 376,362 and 264,250 shares at June 30, 1998
           and  September 30, 1997, respectively                                  (4,379)       (2,545)
        Unrealized gain on available for sale securities - net of tax                775           408
        Retained earnings - partially restricted                                  17,716        16,017
                                                                               ---------     ---------

                    Total stockholders' equity                                    25,419        24,752
                                                                               ---------     ---------

TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARY AND STOCKHOLDERS' EQUITY    $ 390,970     $ 373,430
                                                                               =========     =========

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
(dollars in thousands, except per share data)

                                                       Three months ended         Nine months ended
                                                             June 30                   June 30
                                                      ---------------------     ---------------------
                                                        1998         1997         1998         1997
                                                      --------     --------     --------     --------
INTEREST INCOME:
    Interest on:
        Loans                                         $  4,102     $  3,723     $ 12,297     $ 10,748
        Mortgage-related securities                      1,880        1,566        6,003        4,542
        Investments                                        697          401        1,706        1,074
        Interest-bearing deposits                           97           69          368          195
                                                      --------     --------     --------     --------
                    Total interest income                6,776        5,759       20,374       16,559
                                                      --------     --------     --------     --------

INTEREST EXPENSE:
    Interest on:
        Deposits                                         2,497        2,314        7,351        6,774
        Federal Home Loan Bank advances                    982          914        3,045        2,424
        Other borrowings                                   373                     1,116
                                                      --------     --------     --------     --------
                    Total interest expense               3,852        3,228       11,512        9,198
                                                      --------     --------     --------     --------

NET INTEREST INCOME                                      2,924        2,531        8,862        7,361

PROVISION FOR LOAN LOSSES                                   20           56          172          173
                                                      --------     --------     --------     --------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                      2,904        2,475        8,690        7,188
                                                      --------     --------     --------     --------

OTHER INCOME (LOSS):
    Service charges and other fees                         219          236          687          722
    Net gain on sale of:
        Loans                                               76           88          334          198
        Investment and mortgage-related securities           9                        56
        Real estate owned                                    6                         7           12
        Other assets                                         1                         1           46
    Real estate operations                                 (11)          (7)         (29)         (14)
    Other income                                            20            8           47           30
                                                      --------     --------     --------     --------
                    Total other income                     320          325        1,103          994
                                                      --------     --------     --------     --------

OPERATING EXPENSES:
    Salaries and employee benefits                         916          783        2,735        2,355
    Occupancy and equipment expenses                       264          208          761          635
    Professional fees                                      136          230          425          566
    Federal deposit insurance premium                       36           36          109          171
    Bank service charges                                   104           98          305          287
    Data processing                                         94           81          262          244
    Advertising                                             69           79          216          217
    Minority interest in expense of subsidiary             393                     1,179
    Other                                                  351          191          772          551
                                                      --------     --------     --------     --------
                    Total operating expenses             2,363        1,706        6,764        5,026
                                                      --------     --------     --------     --------

INCOME BEFORE INCOME TAX EXPENSE                           861        1,094        3,029        3,156

INCOME TAX EXPENSE                                         160          421          972        1,215
                                                      --------     --------     --------     --------

NET INCOME                                            $    701     $    673     $  2,057     $  1,941
                                                      ========     ========     ========     ========

BASIC EARNINGS PER SHARE                              $   0.33     $   0.31     $   0.96     $   0.85
                                                      ========     ========     ========     ========

DILUTED EARNINGS PER SHARE                            $   0.31     $   0.30     $   0.90     $   0.83
                                                      ========     ========     ========     ========


See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------
(dollars in thousands)


                                                                  Common                 Unrealized gain on
                                                                   stock                  mortgage-related
                                                 Additional     acquired by                   securities                  Total
                                     Common       paid-in      stock benefit  Treasury   available for sale  Retained  stockholders'
                                      stock       capital          plans        stock        (net of tax)    earnings     equity
                                     --------    ----------    -------------  ---------  ------------------  --------  -------------
BALANCE AT SEPTEMBER 30, 1997        $     14     $ 12,896      $ (2,038)     $ (2,545)       $    408       $ 16,017    $ 24,752

     ESOP stock committed
         to be released                                               80                                                       80
     Excess of fair value
         above cost of ESOP
         stock committed
         to be released                                250                                                                    250
     RRP amortization                                                105                                                      105
     Dividends - $.15 per share                                                                                  (358)       (358)
     Net unrealized gain on
         securities available for
         sale, net of tax                                                                          367                        367
     Exercise of stock options                                                       6                                          6
     Purchase of treasury stock                                                 (1,840)                                    (1,840)
     Net income                                                                                                 2,057       2,057
                                     --------     --------      --------      --------        --------       --------    --------

BALANCE AT JUNE 30, 1998             $     14     $ 13,146      $ (1,853)     $ (4,379)       $    775       $ 17,716    $ 25,419
                                     ========     ========      ========      ========        ========       ========    ========

FIRST KEYSTONE FINANCIAL, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(dollars in thousands)

                                                                                              Nine months ended
                                                                                                  June 30
                                                                                            ---------------------
                                                                                              1998         1997
                                                                                            --------     --------
OPERATING ACTIVITIES:
Net income                                                                                  $  2,057     $  1,941
    Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
           Provision for depreciation and amortization                                           341          270
           Amortization of premiums                                                               85         (409)
           Gain on sales of:
                Loans                                                                           (334)        (198)
                Investment securities and mortgage-related securities available for sale         (56)
                Real estate owned                                                                 (7)         (12)
                Other assets                                                                     (46)
           Provision for loan losses                                                             171          173
           Amortization of stock benefit plans                                                   441          292
    Changes in assets and liabilities which provided (used) cash:
           Origination of loans held for sale                                                (47,813)     (24,535)
           Loans sold in the secondary market                                                 45,996       23,491
           Deferred income taxes                                                                  28          505
           Accrued interest receivable                                                          (252)        (195)
           Prepaid expenses and other assets                                                     (16)        (100)
           Accrued interest payable                                                              (52)        (105)
           Accrued expenses                                                                      745         (835)
                                                                                            --------     --------
                Net cash provided by operating activities                                      1,334          237
                                                                                            --------     --------

INVESTING ACTIVITIES:
    Loans originated or acquired                                                             (39,125)     (38,178)
    Purchases of:
        Investment securities available for sale                                             (36,714)      (4,005)
        Mortgage-related securities available for sale                                       (26,422)     (16,103)
        Investment securities held to maturity                                                (2,000)      (5,000)
        Mortgage-related securities held to maturity                                          (2,687)
    Purchase of FHLB stock                                                                      (438)      (1,178)
    Proceeds from sales of real estate owned                                                   1,051          755
    Proceeds from sales of mortgage-related securities                                        14,295
    Proceeds from sales of investment securities                                               7,009          101
    Principal collected on loans                                                              33,176       22,796
    Proceeds from maturities, calls, or repayments of:
        Investment securities available for sale                                               4,070        7,000
        Mortgage-related securities available for sale                                        21,316        6,931
        Investment securities held to maturity                                                 7,000
        Mortgage-related securities held to maturity                                           3,468        1,575
    Purchase of property and equipment                                                          (429)         (46)
    Net expenditures on real estate acquired through foreclosure and in development           (1,248)        (726)
                                                                                            --------     --------
                Net cash used in investing activities                                        (17,678)     (26,078)
                                                                                            --------     --------

FINANCING ACTIVITIES:
    Net increase in deposit accounts                                                          13,855        9,542
    Net proceeds from FHLB advances                                                              219       15,548
    Net increase in advances from borrowers for taxes and insurance                            2,106        2,050
    Common stock acquired by stock benefit plans                                                (775)
    Purchase of treasury stock                                                                (1,840)      (1,268)
    Cash dividend                                                                               (358)        (189)
                                                                                            --------     --------
                Net cash provided by financing activities                                     13,982       24,908
                                                                                            --------     --------
DECREASE IN CASH AND CASH EQUIVALENTS                                                         (2,362)        (933)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              21,561       11,694
                                                                                            --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $ 19,199     $ 10,761
                                                                                            ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest on deposits and borrowings                                   $ 11,564     $  9,300
    Transfers of loans receivable into real estate owned                                         193          411
    Cash payments of income taxes                                                                850          430

See notes to consolidated financial statement

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 1998 (UNAUDITED) AND SEPTEMBER 30, 1997 AND (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)


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

         The results of operations of the three and nine month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1998. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders for the year ended September 30, 1997.

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

2.       INVESTMENT SECURITIES

         The amortized cost and approximate fair value of investment securities, by contractual maturities, are as follows:

                                                                    June 30, 1998
                                                ----------------------------------------
                                                               Gross        Gross
                                                Amortized    Unrealized   Unrealized   Approximate
                                                  Cost          Gain         Loss      Fair Value
                                                ---------    ----------   ----------   -----------
Available for Sale:
    U.S. Treasury securities and securities
       of U.S. Government agencies:
        5 to 10 years                            $13,000      $     8      $     4      $13,004
    Municipal obligations                         13,400          117           40       13,477
    Mutual funds                                   2,997                        15        2,982
    Preferred stocks                               5,000          213                     5,213
    Other equity investments                       1,352           92                     1,444
                                                 -------      -------      -------      -------
            Total                                $35,749      $   430      $    59      $36,120
                                                 =======      =======      =======      =======
Held to Maturity:
    U.S. Treasury securities and securities
        of U.S. Government agencies:
          Over 10 years                          $ 5,000      $    10                   $ 5,010
                                                 -------      -------                   -------
            Total                                $ 5,000      $    10                   $ 5,010
                                                 =======      =======                   =======

                                                               September 30, 1997
                                                ------------------------------------------------
                                                                Gross      Gross
                                                Amortized    Unrealized  Unrealized   Approximate
                                                   Cost         Gain        Loss      Fair Value
                                                ---------    ----------  ----------   -----------
Available for Sale:
    U.S. Treasury securities and securities
       of U.S. Government agencies:
          1 to 5 years                           $ 4,000      $    15                   $ 4,015
          5 to 10 years                            3,000                   $    17        2,983
    Municipal obligations                          3,138           75                     3,213
                                                 -------      -------      -------      -------
            Total                                $10,138      $    90      $    17      $10,211
                                                 =======      =======      =======      =======

Held to Maturity:
    U.S. Treasury securities and securities
       of U.S. Government agencies:
          Over 10 years                          $10,000                   $    40      $ 9,960
                                                 -------                   -------      -------
            Total                                $10,000                   $    40      $ 9,960
                                                 =======                   =======      =======

3.    MORTGAGE-RELATED SECURITIES


      Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                               June 30, 1998
                                             ----------------------------------------------------
                                                            Gross         Gross
                                             Amortized    Unrealized    Unrealized    Approximate
                                               Cost          Gain          Loss       Fair Value
                                             ---------    ----------    ----------    -----------
Available for Sale:
    FHLMC pass-through certificates          $ 11,959      $    162                    $ 12,121
    FNMA pass-through certificates             21,354           207      $     14        21,547
    GNMA pass-through certificates             26,797           130            50        26,877
    Collateralized mortgage obligations        34,400           508           140        34,768
                                             --------      --------      --------      --------
        Total                                $ 94,510      $  1,007      $    204      $ 95,313
                                             ========      ========      ========      ========

Held to Maturity:
    FHLMC pass-through certificates          $  5,199      $     20      $     29      $  5,190
    FNMA pass-through certificates              9,022            22           144         8,900
    Collateralized mortgage obligations         5,750             1            91         5,660
                                             --------      --------      --------      --------
        Total                                $ 19,971      $     43      $    264      $ 19,750
                                             ========      ========      ========      ========

                                                             September 30, 1997
                                             ----------------------------------------------------
                                                            Gross         Gross
                                             Amortized    Unrealized    Unrealized    Approximate
                                               Cost          Gain          Loss       Fair Value
                                             ---------    ----------    ----------    -----------
Available for Sale:
    FHLMC  pass-through certificates         $ 17,540      $    213      $      9      $ 17,744
    FNMA pass-through certificates             14,587           149            21        14,715
    GNMA pass-through certificates             28,938           133            17        29,054
    Collateralized mortgage obligations        42,814           376           231        42,959
                                             --------      --------      --------      --------
        Total                                $103,879      $    871      $    278      $104,472
                                             ========      ========      ========      ========

Held to Maturity:
    FHLMC  pass-through certificates         $  2,747      $     15      $     52      $  2,710
    FNMA pass-through certificates             10,053            29           272         9,810
    Collateralized mortgage obligations         7,907            17           244         7,680
                                             --------      --------      --------      --------
        Total                                $ 20,707      $     61      $    568      $ 20,200
                                             ========      ========      ========      ========

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

4.       LOANS RECEIVABLE - NET

         Loans receivable consist of the following:

                                                    June 30      September 30
                                                     1998            1997
                                                   ---------     ------------
         Real estate loans:
              Single-family                        $ 143,692       $ 135,168
              Construction and land                   16,522          16,400
              Multi-family and commercial             19,053          18,305
         Consumer loans:
              Home equity and lines of credit         20,216          22,964
              Deposit                                    184             348
              Education                                  418             365
              Other                                    1,502           1,690
         Commercial loans                              1,828           2,000
                                                   ---------       ---------
              Total loans                            203,415         197,240
         Loans in process                             (5,505)         (5,670)
         Allowance for loan losses                    (1,761)         (1,628)
         Deferred loan fees                           (1,661)         (1,653)
                                                   ---------       ---------
         Loans receivable - net                    $ 194,488       $ 188,289
                                                   =========       =========

         The following is an analysis of the allowance for loan losses:

                                            Nine months ended
                                                 June 30
                                           ---------------------
                                             1998          1997
                                           -------       -------
         Balance beginning of period       $ 1,628       $ 2,624
         Provisions charged to income          172           173
         Charge-offs                           (54)       (1,241)
         Recoveries                             15            14
                                           -------       -------
         Total                             $ 1,761       $ 1,570
                                           =======       =======

         At June 30, 1998 and September 30, 1997 non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $2,669 and $2,077, respectively.

5.       DEPOSITS

         Deposits consist of the following major classifications:

                                                    June 30               September 30
                                                     1998                      1997
                                            ---------------------     ---------------------
                                             Amount       Percent      Amount       Percent
                                            --------      -------     --------      -------
         Non-interest bearing accounts      $  9,089          3.8%    $  6,165          2.7%
         NOW accounts                         29,639         12.2       27,754         12.2
         Passbook accounts                    39,309         16.3       38,035         16.7
         Money market demand accounts         16,480          6.8       16,429          7.2
         Certificate accounts                147,256         60.9      139,535         61.2
                                            --------      -------     --------      -------
         Total                              $241,773        100.0%    $227,918        100.0%
                                            ========      =======     ========      =======

6.       EARNINGS PER SHARE

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share". This statement, which supercedes APB Opinion No. 15, simplifies the standards for computing earnings per share ("EPS"). SFAS 128 replaces the current "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share.

         The reported basic and fully diluted earnings per share is as follows:

                                        For quarter ended June 30, 1998


                                                           Weighted
                                                            Average
                                                             Shares                Per
                                          Income           Outstanding            Share
                                        (Numerator)       (Denominator)
                                        ------------------------------------------------
Basic EPS                                $701,000            2,122,631            $0.33
Income available to stockholders

Effect of dilutive securities                                  135,095             (.02)

Diluted EPS
Income available to stockholders
plus assumed conversion of
options                                  $701,000            2,257,726            $0.31

                                        For quarter ended June 30, 1997


                                                           Weighted
                                                            Average
                                                             Shares                Per
                                          Income           Outstanding            Share
                                        (Numerator)       (Denominator)
                                        ------------------------------------------------
Basic EPS
Income available to stockholders          $673,000          2,153,408             $0.31

Effect of dilutive securities                                  74,374              (.01)

Diluted EPS
Income available to stockholders
plus assumed conversion of
options                                   $673,000          2,227,782             $0.30

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at June 30, 1998 (Unaudited) and September 30, 1997

Total assets of the Company increased $17.5 million or 4.7% from $373.4 million at September 30, 1997 to $391.0 million at June 30, 1998 primarily due to a $25.9 million increase in investment securities available for sale combined with a $6.2 million increase in net loans receivable partially offset by a $2.4 million decrease in cash and cash equivalents, a $9.2 million decrease in mortgage-related securities available for sale and a $5.0 million decrease in investment securities held to maturity. The net increase in interest-earning assets was funded primarily through cash and deposit accounts. The loan growth was concentrated primarily in single-family and commercial real estate loans and consumer loans.

Deposits increased $13.9 million or 6.1% from $227.9 million at September 30, 1997 to $241.8 million at June 30, 1998. The increase resulted primarily from the growth in certificate accounts and a modest increase in core deposits.

Stockholders' equity increased $667,000 is due to the combined effects of increased net income and in the market valuation, net of taxes, of available for sale securities offset by the repurchase of shares of common stock and dividends paid.


Comparison of Results of Operations for the Three and Nine Months Ended June 30, 1998 and 1997

Net Income.

Net income was $701,000 for the three months ended June 30, 1998 as compared to $673,000 for the same period in 1997 while net income for the nine months ended June 30, 1998 was $2.1 million as compared to $1.9 million for the same period in 1997. The $28,000 or 4.2% increase in net income for the three months ended June 30, 1998 was primarily due to a $429,000 increase in net interest income after provision for loan losses combined with a $261,000 reduction in income tax expense offset partially by a $657,000 increase in operating expenses. The $116,000 or 6.0% increase in net income for the nine months ended June 30, 1998 was primarily due to increases of $1.5 million and $109,000 in net interest income and other income, respectively, combined with a $243,000 reduction in income tax expense offset partially by a $1.7 million increase in operating expenses.

Net Interest Income.

Net interest income increased $393,000 or 15.5% to $2.9 million and $1.5 million or 20.4% to $8.9 million for the three and nine months ended June 30, 1998, respectively. Such increases were primarily due to a $1.0 million or 17.7% and a $3.8 million or 23.0% increase in interest income for the three and nine months ended June 30, 1998, respectively, which were partially offset by a $624,000 or 19.3% and a $2.3 million or 25.2% increase in interest expense during such respective periods. The interest rate spread and net interest margin amounted to 2.69% and 3.16% for the three months ended June 30, 1998 as compared to 3.16% and 3.37% for the same period in 1997. The interest rate spread and net interest margin were 2.78% and 3.24% for the nine months ended June 30, 1998 as compared to 3.15% and 3.37% for the same periods in 1997.

The $1.0 million increase in interest income was primarily due to a $70.1 million or 23.4% increase in average interest-earning assets for the three months ended June 30, 1998 as compared to the same period in 1997 offset by a 36 basis points decline in yield to 7.32% during the three months ended June 30, 1998 as compared to 7.68% for the same period in 1997. The $624,000 increase in interest expense was primarily due to an increase of $46.9 million or 16.4% in average interest-bearing liabilities and an 11 basis point increase in the weighted average rate paid thereon for the three months ended June 30, 1998 as compared to the same period in 1997. For the nine months ended June 30, 1998, the 3.8 million increase in interest income was primarily due to a $73.7 million or 25.3% increase in average interest-earning assets for the nine months ended June 30, 1998 as compared to the same period in 1997. The weighted average yield earned decreased 14 basis points to 7.44% during the three months ended June 30, 1998 as compared to 7.58% for the same period in 1997. The $2.3 million increase in interest expense was primarily due to an increase of $51.9 million or 18.8% in average interest-bearing liabilities and a 24 basis point increase in the weighted average rate paid thereon for the nine months ended June 30, 1998 as compared to the same period in 1997.

The increase in the average balances of both interest-earning assets and interest-bearing liabilities was due to the leveraging of a portion of the $16.2 million received in connection with the issuance of trust preferred securities in the last quarter of fiscal 1997. The decrease in the net interest rate spread and net interest margin was primarily due to the leveraging of assets and, to a lesser extent, the general declines in longer term interest rates resulting in lower yields on assets and cash flows not entirely offset by decreased borrowing costs.

Provision for Loan Losses.

The Company's provision for loan losses decreased to $20,000 for the three months ended June 30, 1998 as compared to $56,000 for the same period in 1997. For the nine months ended June 30, 1998 and 1997 the provision for loan losses was $172,000 and $173,000, respectively. The decreases were due to decreases in the amount of loan charge-offs in fiscal 1998 as compared to fiscal 1997.

Other Income.

Other income decreased $5,000 or 1.5% to $320,000 and increased $109,000 or 11.0% to $1.1 million for the three and nine months ended June 30, 1998, respectively, as compared to the same periods in 1997. The slight decrease for the three months ended June 30, 1998 was primarily due to a decrease on service charges and other fees. The increase during the nine month period ended June 30, 1998 was primarily a result of increases in the net gain on sales of loans offset by a slight decrease in service charges and other fees.

Operating Expenses.

Operating expenses increased $657,000 or 38.5% during the three months ended June 30, 1998 as compared to the same period in 1997 primarily due to the issuance of $16.2 million of trust preferred securities in August 1997. Increases of $133,000, $56,000 and $160,000 were incurred in the salaries and employee benefits, occupancy and equipment, and other expenses, respectively, partially offset by reductions in professional fees and advertising expenses. The expense related to the payment of semi-annual cash distributions on the trust preferred securities amounted to $393,000 during the third quarter. Included in the increased operating expenses were general expenses of $43,000 related to the opening of a new branch office during the first quarter of fiscal 1998. For the nine months ended, June 30, 1998, operating expenses increased $1.7 million or 34.6% primarily due to an expense of $1.2 million for the same reason set forth above relating to cash distributions on the trust preferred securities. Increases of $380,000, $126,000 and $221,000 were incurred in compensation and employee benefits, occupancy and equipment expenses and other expenses, respectively, partially offset by reductions of $141,000 and $62,000 in professional fees and federal deposit insurance premiums.

Income Tax Expense.

Income tax expense decreased $261,000 to $160,000 and $243,000 to $972,000 during the three and nine months ended June 30, 1998, respectively, as compared to the same periods in 1997. The decrease for the third quarter of fiscal 1998 reflected the Company's implementation of various tax strategies resulting in a decrease of $103,000 in income tax expense, reversal of prior accrued state taxes of $84,000, net of federal income tax, and decreases in income before income taxes. For the nine months ended June 30, 1998, the decrease in taxes resulted from a combination of various tax planning strategies and decreases in income before income taxes.

Liquidity and Capital Resources.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At June 30, 1998, the Company had short-term outstanding borrowings consisting of $9.2 million in advances from the FHLB of Pittsburgh and $5.3 million in short-term securities sold under agreements to repurchase.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At June 30, 1998, total approved loan commitments outstanding amounted to $10.6 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $6.4 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1998 totalled $100.6 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

First Keystone Federal Savings Bank (the "Bank"), the Company's wholly owned subsidiary, is required by the Office of Thrift Supervision ("OTS") to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 4% of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand from withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Bank's average monthly liquidity ratio for June 1998 was 4.59%.

As of June 30, 1998, the Bank had regulatory capital in excess of applicable limits. The Bank is required under certain federal regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 3.0% of its adjusted total assets and total capital to at least 8.0% of its risk-weighted assets. At June 30, 1998, the Bank had tangible capital and core capital equal to 8.6% of adjusted total assets and total capital equal to 21.1% of risk-weighted assets.

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

           Not applicable

Item 6.    Exhibits and Reports on Form 8-K

           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FIRST KEYSTONE FINANCIAL, INC.



Date:    August 13, 1998                   By: /s/ Donald S. Guthrie
                                               ---------------------------------
                                           Donald S. Guthrie
                                           President and Chief Executive Officer


Date:    August 13, 1998                   By: /s/ Thomas M. Kelly
                                               ---------------------------------
                                           Thomas M. Kelly
                                           Executive Vice-President and Chief
                                           Financial Officer