Form 10-K405
period 1998-09-30
FIRST KEYSTONE FINANCIAL INC
filed 1998-12-29
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                      FOR THE YEAR ENDED SEPTEMBER 30, 1998

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

                     COMMON STOCK (PAR VALUE $.01 PER SHARE)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of December 15, 1998 the aggregate value of the 1,784,090 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 485,126 shares held by all directors and officers of the Registrant as a group, was approximately $26.3 million. This figure is based on the last known trade price of $14.75 per share of the Registrant's Common stock on December 15, 1998.

Number of shares of Common Stock outstanding as of December 15, 1998: 2,269,216

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1998 are incorporated into Parts II and III.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

PART I.

Item 1.  BUSINESS

GENERAL

     First Keystone Financial, Inc. (the "Company") is a Pennsylvania corporation and sole shareholder of First Keystone Federal Savings Bank (the "Bank") which converted to the stock form of organization in January 1995. The only significant assets of the Company are the capital stock of the Bank, the Company's loans to its employee stock ownership plan, and various equity and other investments. See Note 20 of the Notes to Consolidated Financial Statements in the Annual Report to stockholders for the year ended September 30, 1998 setforth as Exhibit 13 hereto ("Annual Report"). The business of the Company primarily consists of the business of the Bank.

     The Bank is a traditional, community oriented federal savings bank emphasizing customer service and convenience. The Bank's primary business is to attract deposits from the general public and investing those funds together with other available sources of funds, such as borrowings, to originate loans. A substantial portion of the Bank's deposits are comprised of core deposits which amounted to $90.5 million or 36.6% of the Bank's total deposits at September 30, 1998. The Bank's primary lending emphasis has been, and continues to be, loans secured by first and second liens on single-family (one-to-four units) residences located in Delaware and Chester Counties, Pennsylvania and to a lesser degree, Montgomery County, Pennsylvania and New Castle County, Delaware. The Bank originates single-family residences secured by first mortgages with respect to non-conforming jumbo loans and loans to credit impaired borrowers for sale in the secondary market. The Bank also originates, due to their shorter terms, adjustable or variable interest rates, higher yields, and as a result of the Bank's analysis that the markets have become more stable, loans secured by commercial real estate properties as well as residential construction loans located in the Bank's market area. The Bank originates mortgage loans for resale into the secondary market while retaining for its portfolio adjustable-rate mortgage loans and fixed-rate loans that complement the Bank's asset/liability strategies. The Bank also originates and sells, servicing released, certain non-conforming loans. Although the Bank has not purchased either whole loans or loan participation interests in the past, depending on market conditions and portfolio needs, the Bank may consider purchasing loans and participation interests in the future. The Bank's originations of commercial real estate and multi-family residential loans has continued to increase as a direct result of the Bank's emphasis on developing business loan products. Commercial real estate and multi-family residential loans amounted to $20.6 million or 9.9% of the total loan portfolio at September 30, 1998 as compared to $18.3 million or 9.3% at September 30, 1997.

     To a lesser extent, the Bank also originates consumer loans (consisting almost entirely of home equity loans and lines of credit), loans secured by commercial real estate and multi-family (over four units) residential properties, construction and land loans, commercial business and other mortgage loans.

     In addition to its deposit gathering and lending activities, the Bank invests in mortgage-related securities, substantially all of which are issued or guaranteed by U.S. Government agencies and government sponsored enterprises, as well as U.S. Treasury and federal government agency obligations and municipal obligations. At September 30, 1998, the Bank's mortgage-related securities (including mortgage-related securities available for sale) amounted to $135.3 million, or 32.3% of the Company's total assets, and investment securities (including investment securities available for sale) amounted to $40.6 million, or 9.8% of total assets.

MARKET AREA

     The Bank's primary market area consists of Delaware and Southern Chester Counties and to a lesser extent the contiguous counties of Montgomery and Northern Chester Counties, Pennsylvania and New Castle County, Delaware. Delaware County is part of the Philadelphia Primary Metropolitan Statistical Area ("PMSA") which includes besides Delaware County, Bucks, Chester, Montgomery and Philadelphia Counties (as well as four counties in New Jersey). The Philadelphia area economy is typical of many large northeast and midwest cities where the traditional manufacturing based economy has declined to a certain degree and has been replaced with service sector and specialty area growth. As a result of such growth, the Philadelphia PMSA's economic diversity has broadened and employment in the area is derived from a number of different employment sectors. In particular, Delaware County has experienced the development of companies providing products and services for the health care market such as Crozer/Keystone Health System, Wyeth-Ayerst Labs, Inc. and Mercy Health Corp.

     Philadelphia's central location in the northeast corridor, its well-educated and skilled population base, infrastructure and other factors has made the Bank's market area attractive to many large corporate employers. Such employers include Comcast Corp., Boeing, State Farm Insurance, Unisys Corp.,, ARCO Chemical Company, PECO Energy, SAP America, Inc., and many others. There are over seventy-five Fortune 1,000 companies maintaining a presence here and approximately twenty Fortune 500 companies headquartered in the region surrounding the Philadelphia PMSA including CIGNA Corp., E.I. duPont de Nemours, Bethlehem Steel, Ikon Office Solutions, Sun Company, Crown Cork & Seal and others.

     Delaware County has experienced slower population growth than the Philadelphia PMSA, although the growth rates in the outlying areas of Delaware County have been growing at a rate above that of the Philadelphia PMSA. Since 1990, there has been no population growth in Delaware County and it is expected to increase by less than 1 percent over the next 20 years. Chester County, on the other hand, has grown over 11 percent since 1990 and expected to increase further through the millennium. By comparison, median household income in Delaware County and Chester County is approximately $40,500 and $48,000, respectively, both of which are near or over the Philadelphia PMSA median of approximately $41,000 (1996 estimates). Likewise, median home values in Delaware and Chester Counties were approximately $113,200 and $155,900, respectively, as compared to approximately $112,000 for the Philadelphia PMSA in 1990. Unemployment rates in Delaware County have been below those experienced by the Philadelphia PMSA but higher than some of the other counties comprising the PMSA. The average annual unemployment rate (not seasonally adjusted) for 1998 through October was 4.0% in Delaware County and 2.8% in Chester County as compared to 4.4% for the Philadelphia PMSA.

     Lending Activities

     Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated (excluding loans held for sale).

                                                                               September 30,
                                          ----------------------------------------------------------------------------------------
                                                1998               1997            1996               1995              1994
                                          ---------------    ---------------   --------------    --------------    ---------------
                                           Amount    %       Amount      %     Amount     %      Amount      %     Amount    %
                                           ------  -----     ------     ----   ------    ----    ------    ----    ------   ------
                                                                 (Dollars in thousands)
Real estate loans:
  Single-family                          $148,088   71.34%  $135,168   68.53% $122,270   68.68% $115,225   69.01% $105,728   69.77%
  Multi-family and commercial              20,563    9.91     18,305    9.28    11,129    6.25    11,789    7.06    12,700    8.38
  Construction and land                    15,858    7.64     16,400    8.31    17,682    9.93    16,343    9.79    13,805    9.11
                                          =======  ======    =======  ======   =======  ======   =======    ====   =======   =====
      Total real estate loans             184,509   88.89    169,873   86.12   151,081   84.86   143,357   85.86   132,233   87.26
                                          -------  ------    -------  ------   -------  ------   -------  ------   -------   -----

Consumer:

  Home equity loans and lines of credit    19,609    9.45     22,964   11.64    20,444   11.48    18,229   10.92    15,603   10.30
  Deposit                                     181     .09        348     .18       457     .26       350     .21       374     .25
  Education                                   449     .21        365     .19       917     .52     1,010     .60       697     .46
  Other (1)                                 1,429     .69      1,690     .86     2,212    1.24     1,491     .89       332     .22
                                          -------  ------    -------  ------   -------  ------   -------  ------   -------   -----
      Total consumer loans                 21,668   10.44     25,367   12.87    24,030   13.50    21,080   12.62    17,006   11.23
                                          -------  ------    -------  ------   -------  ------   -------  ------   -------   -----
Commercial business loans                   1,390     .67      2,000    1.01     2,923    1.64     2,533    1.52     2,288    1.51
                                          -------  ------    -------  ------   -------  ------   -------  ------   -------  ------
      Total loans receivable (2)          207,567  100.00%   197,240  100.00%  178,034  100.00%  166,970  100.00%  151,527  100.00%
                                          -------  ======    -------  ======   -------  ======   -------  ======   -------  ======

Less:

  Loans in process (construction
    and land)                               5,781              5,670             6,368             6,070             6,698
  Deferred loan origination fees
    and discounts                           1,705              1,653             1,512             1,411             1,063
  Allowance for loan losses                 1,738              1,628             2,624             1,487             1,540
                                          -------            -------           -------           -------           -------
                                            9,224              8,951            10,504             8,968             9,301
                                         --------            -------           -------           -------           -------
      Total loans receivable, net        $198,343           $188,289          $167,530          $158,002          $142,226
                                          =======            =======           =======           =======           =======


-----------------------------

(1)      Consists primarily of purchased consumer lease receivables.

(2) Does not include $2.8 million, $4.6 million, $2.4 million, $57,000, and $168,000 of loans held for sale at September 30, 1998, 1997, 1996, 1995 and 1994, respectively.

     Contractual Principal Repayments. The following table sets forth the scheduled contractual maturities of the Bank's loans held to maturity at September 30, 1998. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank's loan portfolio held to maturity.

                                                              Real Estate Loans
                                          ------------------------------------------------------
                                                           Multi-family                               Consumer and
                                                               and       Construction                  Commercial
                                          Single-family     Commercial     and Land       Total      Business Loans      Total
                                          -------------    -----------   ------------   ---------    --------------     -------
                                                                     (In thousands)
Amounts due in:
  One year or less                          $  7,461       $   1,161       $15,858      $  24,480        $ 6,469       $ 30,949
  After one year through three years          10,814           2,642                       13,456          5,602         19,058
  After three years through five years         9,563           3,136                       12,699          3,456         16,155
  After five years through ten years          20,537          10,651                       31,188          5,214         36,402
  After ten years through twenty
    years                                     57,674           2,973                       60,647          2,317         62,964
  Over twenty years                           42,039                                       42,039                        42,039
                                             -------       ---------       -------      ---------        -------       --------
    Total(1)                                $148,088       $  20,563       $15,858      $ 184,509        $23,058       $207,567
                                             =======       ---======       -======      --=======        -======       -=======

Interest rate terms on amounts
  due after one year:
  Fixed                                                                                 $ 121,562        $15,697       $137,259
  Adjustable                                                                               38,467            892         39,359
                                                                                        ---------        -------       --------
    Total(1)                                                                            $ 160,029        $16,589       $176,618
                                                                                        --=======        -======       -=======


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

                                                                     Year Ended September 30,
                                                         -------------------------------------------------
                                                           1998                 1997                1996
                                                           ----                 ----                ----
                                                                           (In thousands)
Gross loans at beginning of period(1)                    $201,817             $180,491            $167,027
                                                          -------              -------             -------
Loan originations for investment:
  Real estate:
    Residential                                            39,226               18,016              23,766
    Commercial and multi-family                             3,578                8,458                 399
    Construction                                           14,662               16,298              15,875
                                                          -------              -------             -------
      Total real estate loans originated
        for investment                                     57,466               42,772              40,040
   Consumer                                                 4,819                8,859               9,738
   Commercial business                                      4,231                2,755                 875
                                                         --------             --------             -------
      Total loans originated for
        investment                                         66,516               54,386              50,653
Loans originated for resale                                56,398               37,209              30,239
                                                          -------              -------             -------
      Total originations                                  122,914               91,595              80,892
                                                          -------              -------             -------
Deduct:
  Principal loan repayments and
    prepayments                                           (55,982)             (34,779)            (37,821)
  Transferred to real estate owned                           (207)                (411)             (1,768)
  Loans sold in secondary market                          (58,176)             (35,079)            (27,839)
                                                          -------              -------             -------
      Subtotal                                            114,365               70,269             (67,438)
                                                         --------              -------             -------
Net increase  in loans(1)                                   8,549               21,326              13,454
                                                          -------              -------             -------
Gross loans at end of period(1)                          $210,366             $201,817            $180,481
                                                          =======              =======             =======


------------------------------

(1) Includes loans held for sale of $2.8 million, $4.6 million, and $2.4 million at September 30, 1998, 1997 and 1996, respectively.

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

     Applications for residential mortgage loans which are originated for resale in the secondary market or loans designated for portfolio retention that conform to the requirements for resale into the secondary market and do not exceed Fannie Mae ("FNMA")/ Freddie Mac ("FHLMC") limits are approved by the Bank's Chief Lending Officer or in his absence, by the Senior Loan Underwriter or Loan Committee (a committee comprised of three directors and the Bank's Chief Lending Officer). All other first mortgage loans (commercial and multi-family residential real estate and construction loans) and residential mortgage loans in excess of FNMA/FHLMC maximum amounts (currently $227,150) but less than $1.0 million must be approved by the Loan Committee. All first mortgage loans in excess of $1.0 million must be approved by the Bank's Board of Directors or the Executive Committee thereof. All mortgage loans which do not require approval by the Board of Directors are submitted to the Board at its next meeting for review and ratification. Home equity loans and lines of credit up to $100,000 can be approved by the Chief Lending Officer, the Vice President of Construction Loans or the Administrative Vice President of mortgage lending. Loans in excess of such amount must be approved by the Loan Committee.

     Applications for non-conforming residential real estate loans, submitted by correspondents and sold servicing released into the secondary market, are packaged and submitted for pre-approval to the buyer prior to closing. The Bank, on occasion will originate non-conforming loans in accordance with the buyers' underwriting standards and sells them in bulk to such buyers. See "-Mortgage Banking Activities."

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

     The single-family residential mortgage loans offered by the Bank currently consist of fixed-rate loans, including bi-weekly and balloon loans, and adjustable-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank's fixed-rate loans are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the FHLMC and the FNMA, and other investors in the secondary mortgage market. The Bank also offers bi-weekly loans under the terms of which the borrower makes payments every two weeks. Although such loans have a 30 year amortization schedule, due to the bi-weekly payment schedule, such loans repay substantially more rapidly than a standard monthly amortizing 30-year fixed-rate loan. The Bank also offers five and seven year balloon loans which provide that the borrower can conditionally renew the loan at a to-be-determined rate for the remaining 25 or 23 years, respectively, of the amortization period. At September 30, 1998, $104.8 million, or 70.8%, of the Bank's single-family residential mortgage loans held in portfolio were fixed-rate loans, including $29.8 million of bi-weekly fixed-rate residential mortgage loans.

     The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one or three years in accordance with a designated index, such as U.S. Treasury obligations, adjusted to a constant maturity ("CMT"), plus a stipulated margin. The Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a cap of 6% over the life of the loan. In order to increase acceptance of adjustable-rate loans, the Bank recently has been originating loans which are fixed for a period of three to ten years after which converts to one-year adjustable-rate loan. The Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. Although the Bank does offer adjustable-rate loans with initial rates below the fully indexed rate, such loans are underwritten using methods approved by FHLMC and FNMA which allow borrowers to be qualified at 2% above the discounted loan rate. At September 30, 1998, $43.3 million or 29.2% of the Bank's single-family residential mortgage loans held for portfolio were adjustable-rate loans.

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

     For conventional residential mortgage loans held in portfolio and also for those loans originated for sale in the secondary market, the Bank's maximum loan-to-value ratio is 95%, and is based on the lesser of sales price or appraised value. On all loans with a loan-to-value ratio of over 80%, private mortgage insurance is required to be obtained.

     Commercial and Multi-Family Residential Real Estate Loans. The Bank has moderately increased its investment in commercial and multi-family lending. Such loans are being extended primarily to small and medium-sized businesses located in the Bank's primary market area, a portion of the market that the Bank believes has been underserved in recent years. Loans secured by commercial and multi-family real estate amounted to $20.6 million, or 9.9%, of the Bank's total loan portfolio, at September 30, 1998. The Bank's commercial and multi-family residential real estate loans are secured primarily by professional office buildings, small retail establishments, warehouses and apartment buildings (with 36 units or less) located in the Bank's primary market area.

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

     The Bank evaluates various aspects of commercial and multi-family residential real estate loan transactions in an effort to mitigate risk to the extent possible. In underwriting these loans, consideration is given to the stability of the property's cash flow history, future operating projections, current and projected occupancy, position in the market, location and physical condition. In recent periods, the Bank has also generally imposed a debt coverage ratio

(the ratio of net cash from operations before payment of debt service to debt service) of not less than 110%. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower and guarantor, if applicable. An appraisal report is prepared by a state-licensed and certified appraiser (generally Member of the Appraisal Institute ("MAI") qualified) commissioned by the Bank to substantiate property values for every commercial real estate and multi-family loan transaction. All appraisal reports are reviewed by the Bank prior to the closing of the loan.

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

     The Bank also provides construction loans and lines of credit to developers. The majority of such loans consist of loans to selected local developers with whom the Bank is familiar to build single-family dwellings on a pre-sold or, to a significantly lesser extent, on a speculative basis. The Bank generally limits to two the number of unsold units which a developer may have under construction in a project. Such loans generally have terms of 24 months or less, have maximum loan-to-value ratios of 75% of the appraised value upon completion and generally do not require the amortization of the principal during the term. The loans are made with floating rates of interest based on the Prime Rate plus a margin adjusted on a monthly basis. The Bank also receives origination fees, which generally range from 1.0% to 3.0% of the commitment. The borrower is required to fund a portion of the project's costs, the exact amount being determined on a case-by-case basis. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and which have added to the value of the project. Only interest payments are due during the construction phase and the Bank may provide the borrower with an interest reserve from which it can pay the stated interest due thereon. The Bank's construction loans include loans to the developers to acquire the necessary land, develop the site and construct the residential units ("ADC loans"). At September 30, 1998, net residential construction loans totalled $8.0 million, or 3.9%, of the total loan portfolio, which primarily consisted of construction loans to developers.

     Loans to developers include both secured and unsecured lines of credit with outstanding commitments totalling $2.4 million. All have personal guaranties of the principals and are cross-collateralized with existing loans. Loans outstanding under builder lines of credit totalled $536,000 at September 30, 1998. The majority of the loans are secured by real estate and the unsecured lines, given only to the Bank's most creditworthy and long standing customers, totalled $391,000, or .19% of the total loan portfolio.

     The Bank also will originate ground or land loans, both to individuals to purchase a building lot on which he intends to build his primary residence, as well as to developers to purchase lots to build speculative homes at a later date. Such loans have terms of 36 months or less with a maximum loan-to-value ratio of 75% of the lower of appraised value or sale price with respect to loans to individuals and 65% of the lower of appraised value or sales price with respect to loans to developers. The loans are made with floating rates based on the Prime Rate plus a margin. The Bank also receives origination fees, which generally range between 1.0% and 3.0% of the loan amount. At September 30, 1998, land loans (including loans to acquire and develop land) totalled $3.4 million or 1.6% of the total loan portfolio.

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

     Consumer Lending Activities. The Bank offers consumer loans in order to provide a full range of retail financial services to its customers. At September 30, 1998, $21.7 million, or 10.4%, of the Bank's total loan portfolio was comprised of consumer loans. The Bank originates substantially all of such loans in its primary market area.

     The largest component of the Bank's consumer loan portfolio consists of home equity loans and home equity lines of credit (a form of revolving credit), both of which are secured by the underlying equity in the borrower's primary residence. Home equity loans are amortizing loans with fixed interest rates and maximum terms of 15 years while equity lines of credit have adjustable interest rates indexed to the Prime Rate. Generally home equity loans or home equity lines do not exceed $100,000. The Bank's home equity loans and lines of credit generally require combined loan-to-value ratios of 80% or less. At September 30, 1998, home equity loans and lines of credit amounted to $19.6 million, or 9.4%, of the Bank's total loan portfolio.

     At September 30, 1998, the remaining portion of the Bank's consumer loan portfolio was comprised of education, deposit and other consumer loans. At September 30, 1998, the Bank had $449,000 or .21% of education loans, all of which were underwritten to conform with the standards of the Pennsylvania Higher Education Agency. Deposit loans and other consumer loans (including credit card loans) totalled $1.6 million, or .78%, of the Bank's total loan portfolio at September 30, 1998. In April 1995, the Bank introduced its own credit card program. The credit cards were offered to only the Bank's most creditworthy customers. At September 30, 1998, these loans totalled $584,000 or .28% of the total loan portfolio. Consumer loans also included certain consumer leases totalling $745,000 purchased from a leasing company.

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

     Commercial Business Loans. At September 30, 1998, commercial business loans amounted to $1.4 million or .67% of the Bank's total loan portfolio. The majority of commercial business loans consist of a limited number of commercial lines of credit secured by real estate and, to a lesser extent, unsecured lines of credit.

     Mortgage-Banking Activities. Due to customer preference for fixed-rate loans, especially during the declining mortgage interest rate environment in 1998 and the stable rate environment in 1997, the Bank has continued to originate fixed-rate loans. Long-term, generally 30 years, fixed-rate loans not taken into portfolio for asset/liability purposes are sold into the secondary market. In addition, the Bank has developed for sale in the secondary market non-conforming (loans not conforming to FHLMC/FNMA underwriting guidelines) and impaired credit loans. The Bank has substantially increased the origination and sales of non-conforming mortgage loans during fiscal 1998, 1997 and 1996. The Bank's net gain on sales of mortgage loans amounted to $526,000, $285,000, and $209,000 during the years ended September 30, 1998, 1997 and 1996, respectively. The Bank had $2.8 million and $4.6 million of mortgage loans held for sale at September 30, 1998 and 1997, respectively.

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

                                                                    September 30,
                                                  ------------------------------------------------
                                                    1998                1997                1996
                                                  --------            --------            --------
                                                                   (In thousands)
Loans originated by the Bank
and serviced for:
  FNMA                                            $  3,796            $  5,228            $  5,817
  FHLMC                                             92,065             108,895             121,029
  Others                                               414                 431                 383
                                                  --------            --------            --------
    Total loans serviced for others               $ 96,275            $114,554            $127,229
                                                  -=======            -=======            -=======

     The Bank receives fees for servicing mortgage loans, which generally amount to 0.25% per annum on the declining principal balance of mortgage loans. Such fees serve to compensate the Bank for the costs of performing the servicing function. Other sources of loan servicing revenues include late charges. For years ended September 30, 1998, 1997 and 1996, the Bank earned gross fees of $246,000, $293,000 and $331,000, respectively, from loan servicing. The Bank retains a portion of funds received from borrowers on the loans it services for others in payment of its servicing fees received on loans serviced for others.

     Loans-to-One Borrower Limitations. Regulations impose limitations on the aggregate amount of loans that a savings institution could make to any one borrower, including related entities. Under such regulations, the permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1998, the Bank's five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $1.9 million to $2.6 million, and the Bank's loans-to-one borrower limit was $4.9 million at such date.

ASSET QUALITY

     General. As a part of the Bank's efforts to improve its asset quality, it has developed and implemented an asset classification system. All of the Bank's assets are subject to review under the classification system, but particular emphasis is placed on the review of multi-family residential and commercial real estate loans, construction loans and commercial business loans. All assets of the Bank are periodically reviewed and the classification recommendations submitted to the Asset Classification Committee at least monthly. The Asset Classification Committee is composed of the President and Chief Executive Officer, the Chief Financial Officer, the Chief Lending Officer, the Vice President of Loan Administration, the Internal Auditor and the Vice President of Construction Lending. All assets are placed into one of the four following categories: Pass, Substandard, Doubtful and Loss. The criteria used to review and establish each asset's classification are substantially identical to the asset classification system used by the Office of Thrift Supervision (the "OTS") in connection with the examination process. As of September 30, 1998, the Bank did not have any assets which it had classified as doubtful, however, the Bank has classified $250,000 as loss. See "- Non-Performing Assets" and "- Other Classified Assets" for a discussion of certain of the Bank's assets which have been classified as substandard and regulatory classification standards generally.

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

     Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Bank does not accrue interest on loans past due 90 days or more. See
Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report.

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

     Under generally accepted accounting principles ("GAAP"), the Bank is required to account for certain loan modifications or restructuring as "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider under current market conditions. Debt restructuring or loan modifications for a borrower do not necessarily always constitute troubled debt restructuring, however, and troubled debt restructuring do not necessarily result in non-accrual loans.

     Delinquent Loans. The following table sets forth information concerning delinquent loans at the dates indicated, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                         September 30, 1998                           September 30, 1997
                            -------------------------------------------    ------------------------------------------
                                 30-59 Days            60-89 Days               30-59 Days            60-89 Days
                            --------------------  ---------------------    --------------------  --------------------
                                       Percent                Percent                 Percent               Percent
                                          of                     of                     of                    of
                                         Loan                   Loan                   Loan                  Loan
                            Amount     Category   Amount      Category     Amount    Category    Amount    Category
                            --------   ---------  ---------   ---------    --------  ----------  --------  ----------
                                                              (Dollars in thousands)
Real estate loans:
  Single-family
    residential              $557        .38%       $98         .07%        $401       .30%        $62        .05%
  Construction                 86        .54%        39         .25                                287       1.80
  Consumer loans                1                    10         .05           15       .06          33        .13
  Commercial
   business loans               1        .07                                   2       .10
                             ----                  ----                     ----                  ----
Total                        $645        .31%      $147         .07%        $418       .21%       $382        .19%
                             -===        ===       -===         ===         -===       ===        -===        ===

         Non-Performing Assets. The following table sets forth the amounts and categories of the Bank's non-performing assets and troubled debt restructurings at the dates indicated.

                                                                             September 30,
                                       ------------------------------------------------------------------------------------
                                             1998              1997              1996             1995             1994
                                       --------------     --------------     -------------     ----------       -----------
                                                                         (Dollars in thousands)
Non-performing loans:
  Single-family residential               $ 2,341            $1,661              $1,466          $1,986           $1,907
  Commercial and multi-
   family(1)                                  323                22                  55              22            2,400
  Construction(2)                             895               275                                 888              872
  Consumer                                     43                14               1,666               2                1
  Commercial business                          83               100               2,165             258              196
                                          -------            ------              ------           -----            -----
     Total non-performing loans             3,685             2,072               5,352           3,156            5,376
                                          -------            ------              ------           -----            -----

Accruing loans greater than
  90 days delinquent                           19                 5
                                          -------            ------              ------          ------            -----
     Total non-performing loans             3,704             2,077               5,352           3,156            5,376
                                          -------            ------              ------           -----            -----

REO                                         1,663             1,672               1,557             465              503
                                          -------            ------              ------          ------           ------
     Total non-performing assets          $ 5,367            $3,749              $6,909          $3,621           $5,879
                                          --=====            -=====              -=====          -=====           -=====
Troubled debt restructurings (3)          $    46            $  384              $               $2,348
                                          -======            ======              ======          -=====           ======

Total non-performing loans and
  troubled debt restructurings
  as a percentage of gross loans
  receivable (4)                             1.85%             1.29%               3.10%           3.45%            3.73%
                                             ====              ====                ====            ====             ====

Total non-performing assets
  as a percentage of total assets            1.29%             1.00%               2.35%           1.29%            2.47%
                                             ====              ====                ====            ====             ====

Total non-performing assets and
  troubled debt restructurings as
  percentage of total assets                 1.30%             1.11%               2.35%           2.12%            2.43%
                                             ====              ====                ====            ====             ====


-------------------------------

(1) Consists of two loans at September 30, 1998 and 1996 and one loan at September 30, 1997 and 1995, respectively. For fiscal 1994, consisted primarily of one loan restructured during fiscal 1995.

(2) Consists of six loans from three borrowers at September 30, 1998, two loans at September 30, 1997 and 1995 and one loan at September 30, 1994.

(3) Consists of lease financing receivables at September 30, 1998 and 1997 from the Bennett Funding Group of Syracuse, New York ("Bennett Funding") and one loan at September 30, 1995. The troubled debt restructurings in 1997 and 1995 have been performing in accordance with the terms of the agreements since the restructurings.

(4) Includes loans receivable and loans held for sale, less construction and land loans in process and deferred loan origination fees and discounts.

         The Bank's total non-performing assets and troubled debt restructurings have increased from $4.1 million, or 1.00% of total assets, at September 30, 1997 to $5.4 million, or 1.29% of total assets at September 30, 1998. The primary reason for the $1.3 million increase was due to the inclusion in fiscal 1998 of a $900,000 single-family residence located in Atlanta, Georgia. The remaining $1.4 million of single-family residential loans at September 30, 1998 consisted of 29 loans with principal balances, ranging from $2,000 to $216,000, with an average of approximately $50,000.

         At September 30, 1998, the $1.7 million of REO consisted of two single-family residential properties, one with a carrying value of $168,000 and one former construction loan project with a carrying value of $1.4 million. The construction loan was for the acquisition and development of a 106-lot residential townhouse project located in Pennsylvania. The project has all units substantially completed and has 15 units left to sell, of which seven units have deposits or agreements of sale. Expected completion of sale of all the remaining units is approximately six to nine months.

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

         At September 30, 1998, the Bank had $5.7 million and $250,000 of assets classified as substandard and loss, respectively, and no assets classified as doubtful. Substantially all classified assets are also non-performing.

         Allowance for Loan Losses. The Bank's policy is to establish reserves for estimated losses on delinquent loans when it determines that losses are expected to be incurred on such loans and leases. The allowance for losses on loans is maintained at a level believed adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. The activity in the Bank's allowance for loan losses has remained relatively stable (other than the $956,000 Bennett Funding charge-off in fiscal 1997) and the level of provisions has been relatively small with the exception in fiscal 1996 of an additional $1.1 million provision related to Bennett Funding. As shown in the table below, at September 30, 1998, the Bank's allowance for loan losses amounted to 46.92% and .86% of the Bank's non-performing loans and gross loans receivable, respectively.

         The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                                                        Year Ending September 30,
                                                 ---------------------------------------------------------------------------
                                                     1998            1997             1996            1995            1994
                                                 -----------     -----------     -----------     -----------     -----------
                                                                          (Dollars in thousands)
Allowance for loan losses, beginning of
   period                                          $ 1,628         $ 2,624          $ 1,487         $ 1,540           $1,265
Charged-off loans:
  Single-family residential                            (86)           (119)            (113)           (163)            (141)
  Construction
  Commercial lease purchases                                          (956)
  Consumer and commercial business                     (28)           (177)                              (5)
                                                   -------         -------          -------         -------          -------
    Total charged-off loans                           (114)         (1,252)            (113)           (168)            (141)
                                                   -------         -------          -------         -------          -------
Recoveries on loans previously charged off:
  Single-family residential                             22               7                               12
  Construction                                          14              10                               43
  Commercial and multi-
     family residential                                                                                   8
  Consumer and commercial business                      2
                                                   -------         -------          -------         -------          -------
    Total recoveries                                   38              17                                63
                                                   -------         -------          -------         -------          -------
Net loans charged-off                                  (76)         (1,235)            (113)           (105)            (141)
Provision for loan losses                              186             239            1,250              52              416
                                                   -------         -------          -------         -------          -------
Allowance for loan losses, end of
period                                             $ 1,738         $ 1,628          $ 2,624         $ 1,487          $ 1,540
                                                   =======         =======          =======         =======          =======
Net loans charged-off to average
  interest-earning loans(1)                            .04%            .68%             .07%            .07%             .10%
                                                   =======         =======          =======         =======          =======
Allowance for loan losses
  to gross loans receivable(1)                         .86%            .86%            1.54%            .93%            1.07%
                                                   =======         =======          =======         =======          =======
Net loans charged-off to
 allowance for loan losses                            4.37%          75.86%            4.31%           7.06%           9.16 %
                                                   =======         =======          =======         =======          =======
Recoveries to charge-offs                            33.33%           1.36%                %          37.50%                %
                                                   =======         =======          =======         =======          =======

------------
(1) Gross loans receivable and average interest-earning loans receivable include loans receivable and loans held for sale, less construction and land loans in process and deferred loan origination fees and discounts.

         The following table presents the Bank's allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                                       September 30,
                           -------------------------------------------------------------------------------------------------------
                                   1998                1997                 1996                 1995                  1994
                           -------------------  -------------------  -------------------  -------------------  -------------------
                                   % of Loans           % of Loans           % of Loans           % of Loans            % of Loans
                                     in Each              in Each              in Each              in Each              in Each
                                   Category to          Category to          Category to          Category to           Category to
                           Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans
                           ------  -----------  ------  -----------  ------  -----------  ------  -----------  ------  -----------
                                         (Dollars in thousands)
Single-family residential  $  446     71.34%   $  439     68.53%     $  204     68.68%    $  226     69.01%    $  280     69.77%
Commercial and multi-
 family residential           109      9.91        77      9.28           3      6.25         12      7.06        243      8.38
Construction                  382      7.64       300      8.31         290      9.93        615      9.79        481      9.11
Consumer                       63     10.44        67     12.87         370     13.50        100     12.62         79     11.23
Commercial business            20       .67        31      1.01       1,152      1.64         55      1.52         45      1.51
Unallocated                   718                 714                   605                  479                  412
                           ------    ------    ------    ------      ------    ------     ------    ------     ------    ------
    Total allowance for
      loan losses          $1,738    100.00%   $1,628    100.00%     $2,624    100.00%    $1,487    100.00%    $1,540    100.00%
                           -=====    ======    -=====    ======      -=====    ======     -=====    ======     -=====    ======

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

         The FHLMC is a public corporation chartered by the U.S. Government. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these, programs which limit is currently $227,150.

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

         Mortgage-related securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-related securities are more liquid than individual mortgage loans and may be used to collateralize certain obligations of the Bank. At September 30, 1998, $27.8 million of the Bank's mortgage-related securities were pledged to secure various obligations of the Bank, including reverse repurchase agreements and as collateral for certain government deposits.

         The Bank's mortgage-related securities are classified as either "held to maturity" or "available for sale" based upon the Bank's intent and ability to hold such securities to maturity at the time of purchase, in accordance with GAAP. As of September 30, 1998, the Bank had an aggregate of $134.3 million, or 32.3%, of total assets invested in mortgage-related securities, net, of which $18.8 million was held to maturity and $115.5 million was available for sale. The mortgage-related securities of the Bank which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield, while mortgage-related securities available for sale are carried at the current fair value. See Notes 1 and 4 of the Notes to Consolidated Financial Statements in the Annual Report.

         In November 1995, the Financial Accounting Standards Board (the "FASB") issued a special report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (the "Guide"), which discussed through a question and answer format many of the implementation questions that have arisen since the adoption of SFAS 115. Concurrent with the initial adoption of this implementation guidance but no later than December 31, 1995, an enterprise was permitted to reassess the appropriateness of the classifications of all securities held at that time and account and disclose resulting reclassifications in accordance with SFAS 115. The Guide provided that reclassifications from the held-to-maturity category that result from this one-time assessment will not call into question the intent of an enterprise to hold other debt securities to maturity in the future. In December 1995, as permitted under the terms of the Guide, the Company reclassified certain securities with an aggregated amortized cost of $50.5 million from held to maturity to available for sale.

The following table sets forth the composition of the Bank's mortgage-related securities portfolio, both held to maturity and available for sale, at the dates indicated.

                                                                       September 30,
                                                               ------------------------------
                                                                  1998       1997       1996
                                                               --------   --------   --------
Held to maturity:
                                                                        (In thousands)
Mortgage-backed securities:
  FHLMC                                                        $  4,698   $  2,747   $  3,631
  FNMA                                                            8,747     10,053     11,383
                                                               --------   --------   --------
    Total mortgage-backed securities                             13,445     12,800     15,014
                                                               --------   --------   --------
Collateralized mortgage obligations:
    FHLMC                                                           233      2,026      2,238
    FNMA                                                          5,091      5,740      5,789
    Other                                                                      141        180
                                                               --------   --------   --------
     Total collateralized mortgage obligations                    5,324      7,907      8,207
                                                               --------   --------   --------
    Total mortgage-related securities, amortized cost          $ 18,769   $ 20,707   $ 23,221
                                                               ========   ========   ========
    Total fair value(1)                                        $ 18,700   $ 20,200   $ 22,060
                                                               ========   ========   ========

Available for sale:

Mortgage-backed securities:

  FHLMC                                                        $ 10,968   $ 17,540   $ 12,852
  FNMA                                                           25,600     14,587     11,079
  GNMA                                                           41,379     28,938      8,355
                                                               --------   --------   --------
    Total mortgage-backed securities                             77,947     61,065     32,286
                                                               --------   --------   --------
Collateralized mortgage obligations:
    FHLMC                                                         2,704      5,356      7,298
    FNMA                                                         15,284     17,301     18,594
    GNMA                                                            994      1,338      1,593
    Other                                                        17,040     18,819      1,131
                                                               --------   --------   --------
     Total collateralized mortgage obligations                   36,022     42,814     28,616
                                                               --------   --------   --------
    Total mortgage-related securities, amortized cost          $113,969   $103,879   $ 60,902
                                                               ========   ========   ========
    Total fair value(1)                                        $115,486   $104,472   $ 60,211
                                                               ========   ========   ========


---------------------------
(1) See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

     The following table sets forth the purchases, sales and principal repayments of the Bank's mortgage-related securities for the periods indicated.

                                                                                        Year Ended September 30,
                                                                                   -----------------------------------
                                                                                      1998         1997         1996
                                                                                   ---------    ---------    ---------
                                                                                              (In thousands)
Mortgage-related securities, beginning of period(1)(2)                             $ 125,179    $  83,432    $  79,832
                                                                                   ---------    ---------    ---------
Purchases:
  Mortgage-backed securities - held to maturity                                                                  1,938
  CMOs - held to maturity                                                              2,687                     2,000
  Mortgage-backed securities - available for sale                                     42,422       33,584       15,471
  CMOs - available for sale                                                           10,000       18,069        9,997
Sales:
  Mortgage-backed securities - available for sale                                    (13,200)                   (6,422)
  CMOs - available for sale                                                           (1,047)                   (6,374)
Repayments and prepayments:
  Mortgage-backed securities                                                         (14,456)      (7,668)      (6,467)
  CMOs                                                                               (18,336)      (4,057)      (5,788)
Increase in net premium                                                                   82          535          169
Change in net unrealized gain (loss) on mortgage-related securities
    available for sale                                                                   924        1,284         (924)
                                                                                   ---------    ---------    ---------
Net increase in mortgage-related securities                                            9,076       41,747        3,600
                                                                                   ---------    ---------    ---------
Mortgage-related securities, end of period(1)                                      $ 134,255    $ 125,179    $  83,432
                                                                                   =========    =========    =========

--------------------------
(1)      Includes mortgage-related securities available for sale.

(2) Calculated at amortized cost for securities held to maturity and at fair value for securities available for sale

     At September 30, 1998, the weighted average contractual maturity of the Bank's fixed-rate mortgage-backed securities was approximately 23.2 years. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of rising mortgage interest rates, if the coupon rates of the underlying mortgages are less than the prevailing market interest rates offered for mortgage loans, refinancings generally decrease and slow the prepayment of the underlying mortgages and the related securities. Conversely, during periods of falling mortgage interest rates, if the coupon rates of the underlying mortgages exceed the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related securities. Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-related securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable yield. At September 30, 1998, of the $18.8 million of mortgage-related securities held to maturity, an aggregate of $9.3 million were secured by fixed-rate securities and an aggregate of $9.5 million were secured by adjustable-rate securities.

     Investment Securities. The following table sets forth information regarding the carrying and fair value of the Company's investment securities, both held to maturity and available for sale, at the dates indicated.

                                                            At September 30,
                                        ---------------------------------------------------------
                                                1998              1997                 1996
                                              -------           -------              -------
                                        Carrying    Fair   Carrying     Fair   Carrying     Fair
                                         Value     Value     Value     Value     Value     Value
                                        -------   -------   -------   -------   -------   -------
                                                              (In thousands)
FHLB stock                              $ 5,079   $ 5,079   $ 3,769   $ 3,769   $ 2,337   $ 2,337
U.S. Government and agency
 obligations                             12,000    12,109    17,000    16,958    16,500    16,388
Municipal securities                     18,993    19,477     3,138     3,213       145       144
Mutual funds                              2,000     1,992
Preferred stocks                          5,500     5,763
Other equity investments                  1,390     1,280
                                        -------   -------   -------   -------   -------   -------
    Total                               $44,962   $45,700   $23,907   $23,940   $18,982   $18,869
                                        =======   =======   =======   =======   =======   =======

     At September 30, 1998, the Company had an aggregate of $45.0 million, or 10.8%, of total assets invested in investment securities, of which $5.1 million consist of FHLB stock and $39.9 million was investment securities available for sale. Included in U.S. Government and agency obligations are callable bonds with a term of three years. The Bank's investment securities (excluding equity securities and FHLB stock) had a weighted average contractual maturity of 14.92 years and a weighted average yield of 6.97% (adjusted to a fully taxable equivalent yield).

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

     The following table shows the distribution of, and certain information relating to, the Bank's deposits by type of deposit as of the dates indicated.

                                                     September 30,
                             --------------------------------------------------------------
                                     1998                  1997                 1996
                                     ----                  ----                 ----
                              Amount    Percent      Amount   Percent      Amount   Percent
                             --------   -------    --------   -------    --------   -------
                                                 (Dollars in thousands)
Passbook accounts            $ 37,988     15.36%   $ 38,035     16.69%   $ 41,504     18.93%
MMDA accounts                  16,087      6.50      16,429      7.21      16,159      7.37
NOW accounts                   28,181     11.40      27,754     12.18      28,085     12.81
Certificates of deposit       156,801     63.40     139,535     61.22     128,747     58.73
Noninterest-bearing
 deposits                       8,254      3.34       6,165      2.70       4,710      2.16
                             --------   -------    --------   -------    --------   -------
  Total deposits             $247,311    100.00%   $227,918    100.00%   $219,205    100.00%
                             ========   =======    ========   =======    ========   =======


     The following table sets forth the net savings flows of the Bank during the periods indicated.

                                                       Year Ended September 30,
                                                    ------------------------------
                                                        1998       1997       1996
                                                    --------   --------   --------
                                                            (In thousands)
Increase (Decrease) before interest credited        $  9,737   $     99   $(13,152)

Interest credited                                      9,656      8,614      8,604
                                                    --------   --------   --------

Net savings increase (decrease)                     $ 19,393   $  8,713   $ (4,548)
                                                    ========   ========   ========

     The following table sets forth maturities of the Bank's certificates of deposit of $100,000 or more at September 30, 1998 by time remaining to maturity.

                                                     Amounts in
                                                     Thousands
                                                     ---------
Three months or less                                   $4,541
Over three months through six months                    3,145
Over six months through twelve months                   3,185
Over twelve months                                      5,031
                                                       ------
                                                      $15,902
                                                       ======

     The following table presents, by various interest rate categories, the amount of certificates of deposit at September 30, 1998 and 1997 and the amounts at September 30, 1998 which mature during the periods indicated.

                                                                  Amounts at September 30, 1998
                               September 30,                             Maturing Within
                         -------------------------     ------------------------------------------------------
Certificates of
     Deposit                   1998           1997      One Year      Two Years    Three Years     Thereafter
-----------------        ----------     ----------     ---------      ---------    -----------     ----------
                                               (In thousands)
 4.0% or less            $      647     $      394     $     647
 4.01% to 6.0%              141,948        116,480       103,226       $20,910       $8,307         $ 9,505
 6.01% to 8.0%               13,248         19,705         5,070         8,097           48              33
 8.01% to 10.0%                 958          2,956           958
                         ----------     ----------     ---------       -------       ------         -------
Total certificate
  accounts               $  156,801     $  139,535     $ 109,901       $29,007       $8,355         $ 9,538
                         ---=======     ---=======     --=======       -======       -=====          ======

The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

                                                              September 30,
                                     -----------------------------------------------------------------
                                            1998                    1997                  1996
                                     -------------------   --------------------   --------------------
                                                Average                Average                Average
                                     Average      Rate      Average      Rate      Average     Rate
                                     Balance      Paid      Balance      Paid      Balance     Paid
                                     --------   --------    --------   --------    --------   --------
                                                          (Dollars in thousands)
Passbook accounts                    $ 38,273       2.41%   $ 39,199       2.42%   $ 42,270       2.44%
MMDA accounts                          16,368       2.76      16,350       2.75      18,358       2.65
Certificates of deposit               145,105       5.64     133,091       5.58     128,384       5.82
NOW accounts                           29,412       1.28      28,143       1.28      27,098       1.37
Noninterest-bearing
  deposits                              5,779                  4,357                  4,193
                                     --------   --------    --------   --------    --------   --------
    Total deposits                   $234,937       4.23%   $221,140       4.15%   $220,303       4.25%
                                     ========   ========    ========   ========    ========   ========

     Borrowings. The Bank may obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in the FHLB and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. The Bank, during fiscal 1998 and 1997, increased its FHLB borrowings to fund asset growth thereby leveraging, in part, the capital raised as a result of the issuance of trust preferred securities in fiscal 1997. At September 30, 1998, the Bank had $101.6 million in outstanding FHLB advances. See Note 10 of the Notes to Consolidated Financial Statements in the Annual Report.

     The Bank has entered into agreements to sell securities under terms which require it to repurchase the same or substantially similar securities by a specified date. Repurchase agreements are considered borrowings which are secured by the sold securities. At September 30, 1998, the Bank had $19.3 million of repurchase agreements outstanding scheduled to mature in 2000. See
Note 11 of the Notes to Consolidated Financial Statements in the Annual Report.

Both the FHLB advances and the repurchase agreements have certain call features whereby the issuer can call the borrowings after the expiration of certain timeframes. The timeframes on the callable borrowings range from three months to three years.

SUBSIDIARIES

     The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of September 30, 1998, the Bank was authorized to invest up to approximately $8.8 million in the stock of, or loans to, service corporations. As of September 30, 1998, the net book value of the Bank's investment in stock, unsecured loans, and conforming loans to its service corporations was $1.2 million.

     At September 30, 1998, in addition to the Bank, the Company had five direct or indirect subsidiaries, First Keystone Capital Trust I, FKF Management Corporation, Inc., First Pointe, Inc. ("First Pointe"), First Chester Services, Inc., State Street Development, Inc. and First Media Services, Inc.

     First Keystone Capital Trust I (the "Trust") is a Delaware statutory business trust wholly owned by the Company formed in 1997 for the purpose of issuing trust preferred securities and investing the proceeds therefrom in Junior Subordinated Debentures issued by the Company. See Note 20 of the Notes to Consolidated Financial Statements in the Annual Report.

     FKF Management Corp., Inc., a Delaware corporation, is a wholly owned operating subsidiary of the Bank established in 1997 for the purpose of managing assets of the Bank. Assets under management totaled $135.5 million comprised principally of investment and mortgage-related securities.

     First Pointe, is a wholly owned subsidiary of the Bank which was formed for the purpose of developing a real estate parcel received in a deed-in-lieu of foreclosure action. At September 30, 1998, the Bank's equity investment in First Pointe was a net deficit of $53,213 and First Pointe had total assets of $1.7 million consisting of 15 units substantially all of which are completed. For the year ended September 30, 1998, First Pointe had a net loss of $18,339.

     The Bank has three remaining subsidiaries, all inactive, which had been involved in either real estate development or real estate management. With the Bank's cessation of its involvement in such activities and the resolution of the various development projects in which the subsidiaries were involved, these subsidiaries were placed on an inactive status. See "-Asset Quality - Non-Performing Assets" and Notes 1 and 7 of the Notes to Consolidated Financial Statements in the Annual Report.

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

EMPLOYEES

     The Bank had 77 full-time employees and 8 part-time employees as of September 30, 1998. None of these employees is represented by a collective bargaining agreement. The Bank believes that it enjoys excellent relations with its personnel.

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

     In addition, Sections 22(g) and (h) of the FRA place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered to employees of the Bank and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1998, the Bank was in compliance with the above restrictions.

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

     Federal Securities Laws. The Company's Common Stock is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 ("Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

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

     The OTS' enforcement authority over all savings associations and their holding companies was substantially enhanced by Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"). This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. FIRREA significantly increased the amount of and grounds for civil money penalties. FIRREA requires, except under certain circumstances, public disclosure of final enforcement actions by the OTS.

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

     Current OTS capital standards require savings associations to satisfy three different capital requirements. Under these standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets, with only a limited exception for purchased mortgage servicing rights ("PMSRs"). Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). In addition, under the Prompt Corrective Action provisions of the OTS regulations, all but the most highly rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. See "- Prompt Corrective Action." At September 30, 1998, the Bank did not have any investment in subsidiaries engaged in impermissible activities and required to be deducted from its capital calculation.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") granted the OTS the authority to prescribe rules for the amount of PMSRs that may be included in a savings association's regulatory capital and required that the value of readily marketable PMSRs included in the calculation of a savings association's regulatory capital not exceed 90% of fair market value and that such value be determined at least quarterly. Under final OTS rules effective March 4, 1994, (i) PMSRs do not have to be deducted from tangible and core regulatory capital, provided that they do not exceed 50% of core capital, (ii) savings associations are required to determine the fair market value and to review the book value of their PMSRs at least quarterly and to obtain an independent valuation of PMSRs annually, (iii) savings associations that desire to include PMSRs in regulatory capital may not carry them at a book value under GAAP that exceeds the discounted value of their future net income stream and (iv) for purposes of calculating regulatory capital, the amount of PMSRs reported as balance sheet assets should amount to the lesser of 90% of their fair market value, 90% of their original purchase price or 100% of their remaining unamortized book value. At September 30, 1998, the Bank had PMSRs totalling $148,000.

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

     Under OTS regulations, an institution with a greater than "normal" level of interest rate exposure must deduct an interest rate risk ("IRR") component from total capital for purposes of calculating risk-based capital requirement. Interest rate exposure is measured, generally, as the decline in an institution's net portfolio value that would result from a 200 basis point increase or decrease in market interest rates (whichever would result in lower net portfolio value), divided by the estimated economic value of the savings association's assets. The interest rate risk component to be deducted from total capital is equal to one-half of the difference between an institution's measured exposure and "normal" IRR exposure (which is defined as 2%), multiplied by the estimated economic value of the institution's assets. Although the OTS has decided to delay implementation of this rule, it will continue to closely monitor the level of interest rate risk at individual savings associations and it retains the authority, on a case-by-case basis, to impose additional capital requirements for individual savings associations with significant interest rate risk. The OTS recently updated its standards regarding the management of interest rate risk to include summary guidelines to assist savings associations in determining their exposures to interest rate risk.

         The following is a reconciliation of the Bank's equity determined in accordance with GAAP to regulatory tangible, core, and risk-based capital at September 30, 1998, 1997 and 1996.

                                        September 30, 1998              September 30, 1997             September 30, 1996
                                   -----------------------------    ------------------------------  -----------------------------
                                   Tangible   Core     Risk-based   Tangible   Core     Risk-based  Tangible    Core    Risk-based
                                   Capital   Capital     Capital    Capital   Capital     Capital   Capital   Capital    Capital
                                   -------   -------     -------    -------   -------     -------   -------   -------    --------
                                                            (In thousands)
GAAP equity                        $33,701   $33,701     $33,701    $30,254   $30,254     $30,254   $22,608    $22,608     $22,608
Assets required to be deducted(1)                                                                                              (55)
General valuation allowances                               1,688                            1,578                            1,775
                                   -------   -------     -------    -------   -------     -------   -------    -------     -------

Total regulatory capital            33,701    33,701      35,389     30,254    30,254      31,832    22,608     22,608      24,328
Minimum capital requirement per
  FIRREA published guidelines        6,113    12,225      13,424      5,594    11,188      12,792     4,421      8,841      11,289
                                   -------   -------     -------    -------   -------     -------   -------    -------     -------
Excess                             $27,588   $21,476     $21,965    $24,660   $19,066     $19,040   $18,187    $13,767     $13,039
                                   -======   -======     -======    -======   -======     -======   -======    -======     -======



----------------------

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

     Prompt Corrective Action. Under Section 38 of the FDIA as added by FDICIA, the OTS adopted in 1992 regulations implementing Section 38 of the FDIA. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10% or more, has a Tier I risk-based capital ratio of 6% or more, has a Tier I leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier I risk-based capital ratio of 4% or more and a Tier I leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4% or a Tier I leverage capital ratio that is less than 4% (3% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3% or a Tier I leverage capital ratio that is less than 3%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Section 38 of the FDIA and the OTS regulations promulgated thereunder also specify circumstances under the OTS may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At September 30, 1998 the Bank meet the requirements of a "well capitalized" institution under OTS regulations.

     Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required minimum liquid asset ratio is 4%. The Bank has consistently exceeded such regulatory liquidity requirement and, for the quarter ended September 30, 1998, had a liquidity ratio of 4.98%

     Qualified Thrift Lender Test. Under Section 2303 of the Economic Growth and Regulatory Paper work Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and the implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code"). The QTL Test set forth in the HOLA requires that Qualified Thrift Investments ("QTLs") represent 65% of portfolio assets. A savings institution that does not comply with the QTL test must either convert to a bank charter or comply with the following restrictions on its operations:
(i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTLs are residential housing related assets, The recent legislation allows small business loans, credit card loans, student loans and loans for personal, family and household purposes to be included without limitation as qualified investments. In addition, commercial loans may be made in an amount up to 10% of total assets. At September 30, 1998, approximately 86.20% of the Bank's assets were invested in QTLs, which was in excess of the percentage required to qualify the Bank under the QTL Test in effect at that time.

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

     Community Reinvestment. Under the Community Reinvestment Act of 1977, as amended ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The Bank received a satisfactory rating as a result of its last OTS evaluation.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of Pittsburgh, whichever is greater. At September 30, 1998, the Bank had $5.1 million in FHLB stock, which was in compliance with this requirement.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended September 30, 1998, 1997 and 1996, dividends from the FHLB to the Bank amounted to approximately $261,000, $196,000 and $106,000, respectively. If dividends were reduced, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs will not also cause a decrease in the value of FHLB stock held by the Bank, if any.

     Federal Reserve System. The Federal Reserve Bank ("FRB") requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 1998, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

STATE TAXATION

     The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate for fiscal 1998 is 9.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 1.3% of a corporation's capital stock value, which is determined in accordance with a fixed formula.

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

ITEM 2.  PROPERTIES

         At September 30, 1998, the Bank conducted business from its executive offices located in Media, Pennsylvania and five full-service offices located in Delaware and Chester Counties, Pennsylvania. See also Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.

         The following table sets forth certain information with respect to the Bank's offices at September 30, 1998.

                                                                            Net Book Value               Amount of
     Description/Address                  Leased/Owned                       of Property                 Deposits
-----------------------------           ----------------                  ------------------      ------------------------
                                                                            (In thousands)
Executive Offices:

22 West State Street
Media, Pennsylvania 19063                    Owned(1)                           $1,018                     $ 78,410



Branch Offices:

3218 Edgmont Avenue
Brookhaven, Pennsylvania 19015               Owned                                 316                       79,716



Routes 1 and 100
Chadds Ford, Pennsylvania 19318              Leased(2)                              72                       24,102



23 East Fifth Street
Chester, Pennsylvania 19013                  Leased(3)                             242                       15,523



330 Dartmouth Avenue
Swarthmore, Pennsylvania 19081               Owned                                 121                       44,831



Route 82 and 926                             Leased(4)                              72                        4,729
Kennett Square, PA  19348                                                       ------                     --------
                                                                                $1,841                     $247,311
                                                                                -=====                     -=======

----------------------------

(1)  Also a branch office.

(2) Lease expiration date is September 30, 2000. The Bank has two five year renewal options.

(3) Lease expiration date is December 31, 2005. The Bank has one ten year renewal option.

(4) Lease expiration date is September 30, 2001. The Bank has four five year renewal options.

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

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required herein is incorporated by reference on page 42 of the Company's Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required herein is incorporated by reference from pages 1 to 2 of the Registrant's Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The information required herein is incorporated by reference from pages 7 to 18 of the Registrant's Annual Report.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's balance sheet consists of interest-earning assets and interest-bearing liabilities, and is therefore exposed to interest rate risk. The following additional information is being provided regarding the exposure to this interest rate risk.

         The Company utilizes reports prepared by the OTS to measure interest rate risk. Using data from the Bank's quarterly thrift financial reports, the OTS models the net portfolio value ("NPV") of the Bank over a variety of interest rate scenarios. The NAV is defined as the present value of expected cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing off-balance sheet contracts. The model assumes instantaneous, parallel shifts in the U.S. Treasury Securities yield curve of 100 to 400 basis points, either up or down, and in 100 basis point increments.

         The interest rate risk measures used by the OTS include an "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure". The "Post-Shock" NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low "Post-Shock" NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The "Sensitivity Measure" is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following sets forth the Bank's NPV as of September 30, 1998.

Net Portfolio Value

Changes in                             Net Portfolio Value
   Rates in                         Dollar           Percentage     Net Portfolio Value As a        Change in
Basis Points        Amount          Change             Change             % of Assets            Percentage (1)
--------------------------------------------------------------------------------------------------------------
     200           $28,808         $(13,106)          (31.27)%               7.25%                  (27.72)%

     100            36,444           (5,470)          (13.05)                8.92                   (11.07)

       0            41,914                                                  10.03

    (100)           44,519            2,605             6.22                10.49                     4.59

    (200)           47,110            5,196            12.40                10.92                     8.87




          (1) Based on the portfolio value of the Bank's assets in the base case scenario

          Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV Table presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Also, the model does not take into account the Bank's business or strategic plans. Accordingly, although the NPV Table provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and may differ from actual results. See also discussion on pages 7 to 9 of the Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The financial statements and supplementary data required herein are incorporated by reference from pages 20 to 42 of the Annual Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL

          DISCLOSURE.

          Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required herein is incorporated by reference from pages 2 to 5 and page 15 of the Registrant's Proxy Statement dated December 24, 1998 ("Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.

          The information required herein is incorporated by reference from pages 8 to 13 of the Registrant's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required herein is incorporated by reference from pages 6 to 8 of the Registrant's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required herein is incorporated by reference from pages 14 to 15 of the Registrant's Proxy Statement.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)   Documents filed as part of this Report.

                (1) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's Annual Report.

                      Report of Independent Auditors.

                      Consolidated Statements of Financial Condition at September 30, 1998 and 1997.

                      Consolidated Statements of Income for the Years Ended September 30, 1998, 1997 and 1996.

                      Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1998, 1997 and 1996.

                      Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1997 and 1996.

                      Notes to the Consolidated Financial Statements.

                (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

                (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No                             Description

3.1 Amended and Restated Articles of Incorporation of First Keystone Financial, Inc. *

3.2      Amended and Restated Bylaws of First Keystone Financial, Inc. *

4        Specimen Stock Certificate of First Keystone Financial, Inc. *

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

10.9 1995 Stock Option Plan (incorporated by reference from Exhibit 10.9 to Registrant's Form 10-KSB for the year ended September 30, 1995).

10.10 1995 Recognition and Retention Plan and Trust Agreement, (incorporated by reference from Exhibit 10.10 to Registrant's Form 10-KSB for the year ended September 30, 1995).

13       Annual Report to Stockholders.

21 Subsidiaries of the Registrant - Reference is made to Item 1 "Business," for the required information.

23       Consent of Deloitte & Touche LLP.


-----------------------

(*) Incorporated by reference from the Registration Statement Form S-1 (Registration No. 33- 84824) filed by the Registrant with the SEC on October 6, 1994, as amended.

(b)      Reports filed on Form 8-K.

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

/s/ Donald S. Guthrie                                                  December 29, 1998
------------------------------------------------
Donald S. Guthrie
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas M. Kelly                                                    December 29, 1998
------------------------------------------------
Thomas M. Kelly
Executive Vice-President and Chief
Financial Officer
(Principal Financial and Accounting Officer)

/s/ Donald A. Purdy                                                    December 29, 1998
------------------------------------------------
Donald A. Purdy
Chairman of the Board

/s/ William K. Beats                                                   December 29, 1998
------------------------------------------------
William K. Beats
Director

/s/ Edward Calderoni                                                   December 29, 1998
------------------------------------------------
Edward Calderoni
Director

/s/ Silvio F. D'Ignazio                                                December 29, 1998
------------------------------------------------
Silvio F. D'Ignazio

/s/ Olive J. Faulkner                                                  December 29, 1998
------------------------------------------------
Olive J. Faulkner
Director

/s/ Edmund Jones                                                       December 29, 1998
------------------------------------------------
Edmund Jones
Director

/s/ Willard F. Letts                                                   December 29, 1998
------------------------------------------------
Willard F. Letts
Director

/s/ Walter J. Lewicki                                                  December 29, 1998
------------------------------------------------
Walter J. Lewicki
Director

/s/ Joan G. Taylor                                                     December 29, 1998
------------------------------------------------
Joan G. Taylor
Director