Form 10-Q
period 1998-12-31
FIRST KEYSTONE FINANCIAL INC
filed 1999-02-16
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1998

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to

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

Number of shares of Common Stock outstanding as of February 3, 1999:  2,269,216

Transitional Small Business Disclosure Format  Yes  / /   No /X/

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I             FINANCIAL INFORMATION:

     Item 1.  Financial Statements

              Consolidated Statements of Financial Condition as of
              December 31, 1998 (Unaudited) and September 30, 1998 ..........               1

              Consolidated Statements of Income for the Three
              Months Ended December 31, 1998 and 1997 (Unaudited)............               2

              Consolidated Statement of Changes in Stockholders' Equity for the Three
              Months Ended December 31, 1998 (Unaudited).....................               3

              Consolidated Statements of Cash Flows for the Three Months
              Ended December 31, 1998 and 1997 (Unaudited)...................               4

              Notes to Consolidated Financial Statements (Unaudited).........               5

     Item 2.  Managements's Discussion and Analysis of Financial Condition and
              Results of Operations..........................................              10

PART II       OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................               15

     Item 2.  Changes in Securities and Use of Proceeds.....................               15

     Item 3.  Defaults Upon Senior Securities...............................               15

     Item 4.  Submission of Matters to a Vote of Security Holders..........                15

     Item 5.  Other Information.............................................               15

     Item 6.  Exhibits and Reports on Form 8-K..............................               15

SIGNATURES..................................................................               16

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)


                                                                                         December 31      September 30
ASSETS                                                                                       1998              1998
                                                                                         -----------      ------------
                                                                                         (Unaudited)

Cash and amounts due from depository institutions                                          $   2,102        $   2,457
Interest-bearing deposits with depository institutions                                        14,586           21,669
                                                                                           ---------        ---------
      Total cash and cash equivalents                                                         16,688           24,126
Investment securities available for sale                                                      45,071           40,621
Mortgage-related securities available for sale                                               110,820          115,486
Loans held for sale                                                                            4,437            2,799
Mortgage-related securities held to maturity - at amortized cost (approximate fair value of $17,140 at December 31, 1998
        and $18,700 at September 30, 1998)                                                    17,364           18,769
Loans receivable - net                                                                       208,916          198,343
Accrued interest receivable                                                                    2,951            3,117
Real estate owned                                                                              2,433            1,663
Federal Home Loan Bank stock - at cost                                                         5,294            5,079
Office properties and equipment - net                                                          2,623            2,612
Deferred income taxes                                                                            613              283
Prepaid expenses and other assets                                                              9,865            2,965
                                                                                           ---------        ---------

TOTAL ASSETS                                                                               $ 427,075        $ 415,863
                                                                                           =========        =========

LIABILITIES, MINORITY INTEREST IN SUBSIDIARY AND STOCKHOLDERS' EQUITY

Liabilities:

      Deposits                                                                             $ 254,495        $ 247,311
      Advances from Federal Home Loan Bank                                                   104,350          101,578
      Securities sold under agreements to repurchase                                          19,300           19,300
      Accrued interest payable                                                                 1,648            1,683
      Advances from borrowers for taxes and insurance                                          2,158            1,036
      Accounts payable and accrued expenses                                                    3,088            2,091
                                                                                           ---------        ---------

                 Total liabilities                                                           385,039          372,999
                                                                                           ---------        ---------

Guaranteed preferred beneficial interest in subordinated debt                                 16,200           16,200

Stockholders' Equity:

      Preferred stock, $.01 par value, 10,000,000 shares authorized;
         none issued
      Common stock, $.01 par value, 20,000,000 shares authorized; issued and outstanding: 2,269,216 shares at December 31, 1998
         and 2,329,216 shares at  September 30, 1998                                              14               14
      Additional paid-in capital                                                              13,259           13,204
      Common stock acquired by stock benefit plans                                            (1,726)          (1,789)
      Treasury stock at cost; 450,784 shares                                                  (5,406)          (4,575)
      Unrealized gain on available for sale securities - net of tax                              848            1,487
      Retained earnings - partially restricted                                                18,847           18,323
                                                                                           ---------        ---------

                 Total stockholders' equity                                                   25,836           26,664
                                                                                           ---------        ---------

TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARY AND STOCKHOLDERS' EQUITY                 $427,075        $ 415,863
                                                                                           =========        =========

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)


                                                      Three months ended
                                                          December 31
                                                      -------------------
                                                       1998         1997
                                                      ------       ------
INTEREST INCOME:
   Interest on:
      Loans                                           $4,224       $4,086
      Mortgage-related securities                      2,112        2,066
      Investments                                        733          446
      Interest-bearing deposits                           96          164
                                                      ------       ------

                 Total interest income                 7,165        6,762
                                                      ------       ------

INTEREST EXPENSE:
   Interest on:
      Deposits                                         2,614        2,433
      Federal Home Loan Bank advances                  1,359        1,019
      Other borrowings                                   297          375
                                                      ------       ------

                 Total interest expense                4,270        3,827
                                                      ------       ------

NET INTEREST INCOME                                    2,895        2,935

PROVISION FOR LOAN LOSSES                                 25           75
                                                      ------       ------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                     2,870        2,860
                                                      ------       ------

OTHER INCOME (LOSS):
   Service charges and other fees                        227          242
   Net gain on sale of loans                             101          128
   Real estate operations                                (12)          (3)
   Other income                                            6           18
                                                      ------       ------

                 Total other income                      322          385
                                                      ------       ------

OPERATING EXPENSES:
   Salaries and employee benefits                        866          864
   Occupancy and equipment expenses                      255          236
   Professional fees                                     153          152
   Federal deposit insurance premium                      35           36
   Bank service charges                                  103          102
   Data processing                                        97           81
   Advertising                                            77           82
   Minority interest in expense of subsidiaries          393          393
   Other                                                 357          209
                                                      ------       ------

                 Total operating expenses              2,336        2,155
                                                      ------       ------

INCOME BEFORE INCOME TAX EXPENSE                         856        1,090

INCOME TAX EXPENSE                                       196          418
                                                      ------       ------

NET INCOME                                            $  660       $  672
                                                      ======       ======

BASIC EARNINGS PER COMMON SHARE                       $ 0.32       $ 0.31
                                                      ======       ======

DILUTED EARNINGS PER COMMON SHARE                     $ 0.31       $ 0.29
                                                      ======       ======

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (dollars in thousands)


                                                                    Common                   Unrealized
                                                                    stock                    gain (loss)
                                                 Additional      acquired by                on securities
                                       Common      paid-in      stock benefit   Treasury   available for sale
                                       stock       capital          plans         stock      (net of tax)
                                     --------    ----------     -------------   --------   ------------------

BALANCE AT SEPTEMBER 30, 1998        $  14        $ 13,204        $(1,789)       $(4,575)       $1,487

    ESOP stock committed
        to be released                                                 28
    Excess of fair value
        above cost of ESOP
        stock committed
        to be released                                  55
    RRP amortization                                                   35
    Dividends - $.06 per share
    Net unrealized loss on
        securities available for
        sale, net of tax                                                                          (639)
    Purchase of treasury stock                                                      (831)
    Net income
                                     -----        --------        -------        -------        ------

BALANCE AT DECEMBER 31, 1998         $  14        $ 13,259        $(1,726)       $(5,406)       $  848
                                     =====        ========        =======        =======        ======




                                                          Total
                                          Retained     stockholders'
                                          earnings         equity
                                          ---------    -------------

BALANCE AT SEPTEMBER 30, 1998             $18,323         $26,664

    ESOP stock committed
        to be released                                         28
    Excess of fair value
        above cost of ESOP
        stock committed
        to be released                                         55
    RRP amortization                                           35
    Dividends - $.06 per share              (136)            (136)
    Net unrealized loss on
        securities available for
        sale, net of tax                                     (639)
    Purchase of treasury stock                               (831)
    Net income                                660             660
                                          -------         -------

BALANCE AT DECEMBER 31, 1998              $18,847         $25,836
                                          =======         =======

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                                           Three months ended
                                                                                                 December 31
                                                                                           1998            1997
                                                                                         --------        --------
OPERATING ACTIVITIES:
Net income                                                                               $    660        $    672
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
         Provision for depreciation and amortization                                          109             108
         Amortization of premiums and discounts                                                82             (91)
         Gain on sales of loans                                                              (101)           (128)
         Provision for loan losses                                                             25              75
         Provision for real estate owned losses                                                50
         Amortization of stock benefit plans                                                  118             137
   Changes in assets and liabilities which provided (used) cash:
         Origination of loans held for sale                                               (15,725)        (19,470)
         Loans sold in the secondary market                                                14,087          17,882
         Deferred income taxes                                                                  1             (17)
         Accrued interest receivable                                                          166            (191)
         Prepaid expenses and other assets                                                 (6,900)            (74)
         Accrued interest payable                                                             (35)           (263)
         Accounts payable and accrued expenses                                                997             792
                                                                                         --------        --------
             Net cash used in operating activities                                         (6,466)           (568)
                                                                                         --------        --------

INVESTING ACTIVITIES:
   Loans originated                                                                       (30,883)        (12,263)
   Purchases of:
      Mortgage-related securities available for sale                                      (10,016)
      Investment securities available for sale                                             (5,000)        (10,352)
      Mortgage-related securities held to maturity                                                         (2,687)
      Investment securities held to maturity                                                               (2,000)
   Purchase of FHLB stock                                                                    (215)            (39)
   Proceeds from sales of real estate owned                                                   624             611
   Principal collected on loans                                                            19,370          10,725
   Proceeds from maturities, calls, or repayments of:
      Investment securities available for sale                                                 75           1,070
      Mortgage-related securities available for sale                                       13,935           4,278
      Investment securities held to maturity                                                                3,000
      Mortgage-related securities held to maturity                                          1,387             474
   Purchase of property and equipment                                                        (120)           (201)
   Net expenditures on real estate acquired through foreclosure and in development           (240)           (610)
                                                                                         --------        --------
             Net cash used in investing activities                                        (11,083)         (7,994)
                                                                                         --------        --------

FINANCING ACTIVITIES:
   Net increase in deposit accounts                                                         7,184           2,437
   Net proceeds from FHLB advances                                                          2,772             773
   Net increase in advances from borrowers for taxes and insurance                          1,122           1,060
   Purchase of treasury stock                                                                (831)           (715)
   Cash dividend                                                                             (136)           (121)
                                                                                         --------        --------
             Net cash provided by financing activities                                     10,111           3,434
                                                                                         --------        --------

DECREASE IN CASH AND CASH EQUIVALENTS                                                      (7,438)         (5,128)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           24,126          21,561
                                                                                         --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $ 16,688        $ 16,433
                                                                                         ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash payments for interest on deposits and borrowings                                 $  4,305        $  4,090
   Transfers of loans receivable into real estate owned                                     1,212             143


See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1998 (UNAUDITED) AND SEPTEMBER 30, 1998 AND
(UNAUDITED) FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
(dollars in thousands, except per share amounts)

1.      BASIS OF PRESENTATION

        The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the unaudited interim periods.

        The results of operations of the three month period ended December 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1999. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders for the year ended September 30, 1998.

        Certain information in this quarterly statement may constitute forward-looking information that involves risks and uncertainties that could cause actual results to differ materially from those estimated. Persons are cautioned that such forward-looking statements are not guarantees of future performance and are subject to various factors which could cause actual results to differ materially from those estimated. These factors include changes in general economic and market conditions and the development of an interest rate environment that adversely affects the interest rate spread or other income from the Company's investments and operations.



2.      INVESTMENT SECURITIES

        The amortized cost and approximate fair value of investment securities, by contractual maturities, are as follows:

                                                             December 31, 1998
                                              -------------------------------------------------
                                                             Gross       Gross
                                              Amortized   Unrealized   Unrealized   Approximate
                                                Cost          Gain         Loss      Fair Value
                                              ----------  ----------   ----------   -----------
Available for Sale:
  U.S. Treasury securities and securities
     of U.S. Government agencies:
        5 to 10 years                           $12,000       $ 52                     $12,052
        Over 10 years                             3,769         61                       3,830
  Municipal obligations                          18,919        302       $     2        19,219
  Mutual funds                                    2,000                       14         1,986
  Preferred stocks                                5,500        227                       5,727
  Other equity investments                        2,390                      133         2,257
                                                -------       ----       -------       -------
          Total                                 $44,578       $642       $   149       $45,071
                                                =======       ====       =======       =======

                                                                       September 30, 1998
                                                         -------------------------------------------------
                                                                       Gross         Gross
                                                         Amortized   Unrealized   Unrealized   Approximate
                                                           Cost         Gain          Loss      Fair Value
                                                         ---------   ----------   ----------   -----------
        Available for Sale:
          U.S. Treasury securities and securities
             of U.S. Government agencies:
                5 to 10 years                              $12,000       $109                   $12,109
          Municipal obligations                             18,993        484                    19,477
          Mutual funds                                       2,000                    $  8        1,992
          Preferred stocks                                   5,500        263                     5,763
          Other equity investments                           1,390                      110       1,280
                                                           -------     ------          ----     -------
                  Total                                    $39,883       $856          $118     $40,621
                                                           =======       ====          ====     =======



3.      MORTGAGE-RELATED SECURITIES


               Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:


                                                                        December 31, 1998
                                                        ------------------------------------------------
                                                                      Gross        Gross
                                                        Amortized   Unrealized   Unrealized  Approximate
                                                           Cost        Gain         Loss     Fair Value
                                                        ---------   ----------   ----------  -----------
        Available for Sale:

          FHLMC pass-through certificates               $  14,673    $  204                 $  14,877
          FNMA pass-through certificates                   28,629       280        $  63       28,846
          GNMA pass-through certificates                   38,589       259           14       38,834
          Collateralized mortgage obligations              28,137       276          150       28,263
                                                         --------     -----         ----     --------
              Total                                      $110,028    $1,019         $227     $110,820
                                                         ========    ======         ====     ========

        Held to Maturity:

          FHLMC pass-through certificates                $  4,188       $20       $    8     $  4,200
          FNMA pass-through certificates                    8,207        13          110        8,110
          Collateralized mortgage obligations               4,969                    139        4,830
                                                          -------      ----         ----      -------
              Total                                       $17,364       $33         $257      $17,140
                                                          =======       ===         ====      =======

                                                                              September 30, 1998
                                                                -------------------------------------------------
                                                                               Gross       Gross
                                                                Amortized   Unrealized   Unrealized   Approximate
                                                                  Cost          Gain        Loss      Fair Value
                                                                ----------  ----------   ----------   -----------
        Available for Sale:

          FHLMC  pass-through certificates                       $  10,968    $  197                 $  11,165
          FNMA pass-through certificates                            25,600       503                    26,103
          GNMA pass-through certificates                            41,379       562                    41,941
          Collateralized mortgage obligations                       36,022       327          $72       36,277
                                                                  --------    ------          ---     --------
              Total                                               $113,969    $1,589          $72     $115,486
                                                                  ========    ======          ===     ========

        Held to Maturity:

          FHLMC  pass-through certificates                        $  4,698       $33        $   1      $ 4,730
          FNMA pass-through certificates                             8,747        46          103        8,690
          Collateralized mortgage obligations                        5,324         1           45        5,280
                                                                    ------       ---         ----       ------
              Total                                                $18,769       $80         $149      $18,700
                                                                   =======       ===         ====      =======

        The collateralized mortgage obligations contain both fixed and adjustable classes of bonds which are repaid in accordance with a predetermined priority. The underlying collateral of the bonds primarily consist of loans which are insured by FHLMC, FNMA, or the GNMA.

        The mortgage-related securities designated as available for sale, by definition, may be sold in response to changes in interest rates and cash flows or for restructuring purposes.


5.      LOANS RECEIVABLE

        Loans receivable consist of the following:

                                                                   December 31    September 30
                                                                      1998            1998
                                                                   -----------    ------------
        Real estate loans:
           Single-family                                            $157,052       $148,088
           Construction and land                                      16,018         15,858
           Multi-family and commercial                                23,866         20,563
        Consumer loans:
           Home equity and lines of credit                            19,287         19,609
           Deposit                                                       159            181
           Education                                                     489            449
           Other                                                       1,383          1,429
        Commercial loans                                               1,370          1,390
                                                                   ---------      ---------
           Total loans                                               219,624        207,567
        Loans in process                                               (7,205)        (5,781)
        Allowance for loan losses                                      (1,755)        (1,738)
        Deferred loan fees                                             (1,748)        (1,705)
                                                                    ---------      ---------
        Loans receivable - net                                      $208,916       $198,343
                                                                    ========       ========

        The following is an analysis of the allowance for loan losses:

                                                                                                  Three Months Ended
                                                                                                ----------------------
                                                                                                       December 31
                                                                                                   1998           1997
                                                                                                -------        -------
Balance beginning of period                                                                     $ 1,738        $ 1,628
Provisions charged to income                                                                         25             75
Charge-offs                                                                                          (8)           (10)
                                                                                                -------        -------
Total                                                                                           $ 1,755        $ 1,693
                                                                                                =======        =======

         At December 31, 1998 and September 30, 1998, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $2,554 and $3,704, respectively.


6.      DEPOSITS

        Deposits consist of the following major classifications:

                                         December 31                   September 30
                                             1998                          1998
                                    -----------------------     -----------------------
                                     Amount        Percent       Amount        Percent
                                    --------       --------     --------       --------

Non-interest bearing accounts       $  7,745            3.0%    $  8,254            3.3%
NOW accounts                          35,073           13.8       28,181           11.4
Passbook accounts                     38,404           15.1       37,988           15.4
Money market demand accounts          17,281            6.8       16,087            6.5
Certificate accounts                 155,992           61.3      156,801           63.4
                                    --------       --------     --------       --------
Total                               $254,495          100.0%    $247,311          100.0%
                                    ========       ========     ========       ========


7.      COMPREHENSIVE INCOME

        The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", effective October 1, 1998. The statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of operations and are recorded directly to stockholders' equity. These transactions and other events represent foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Only the last of these items, however, is currently applicable to the Company. Total comprehensive income for the three month periods ended December 31, 1998 and 1997 amounted to $21,000 and $1.7 million, respectively.

8.      EARNINGS PER SHARE

        Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common share outstanding and common share equivalents that would arise from the exercise of dilutive securities.

        The calculated basic and diluted earnings per share is as follows:

                                       For the Three Months Ended
                                               December 31,
                                       ----------------------------
                                          1998             1997
                                       ----------       ----------

Numerator                              $      660       $      672

Denominators:

   Basic shares outstanding             2,034,945        2,165,439

   Effect of dilutive securities          113,294          130,437
                                       ----------       ----------
   Dilutive shares outstanding          2,148,239        2,295,876
                                       ----------       ----------

EPS:

   Basic                               $     0.32       $     0.31

   Diluted                             $     0.31       $     0.29

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 (UNAUDITED) AND SEPTEMBER 30, 1998

Total assets of the Company increased $11.2 million or 2.7% from $415.9 million at September 30, 1998 to $427.1 million at December 31, 1998 primarily due to a $10.6 million increase in loans receivable - net, and $4.5 million increase in investment securities available for sale and a $6.9 million increase in prepaid expenses and other assets partially offset by a $7.4 million decrease in cash and cash equivalents. The increases in investment securities and loans were funded primarily through interest-bearing deposits and, to a lesser extent, deposits. The loan growth was concentrated primarily in single-family and commercial real estate loans. Increase in prepaid expenses and other assets was due to the purchase of $7.0 million of bank owned life insurance policies in order to fund ongoing costs of employee benefit and retirement plans.

Deposits increased $7.2 million or 2.9% from $247.3 million at September 30, 1998 to $254.5 million at December 31, 1998. The increase resulted primarily from the growth in core deposits.

Stockholders' equity decreased $828,000 due to the combined effects of the repurchase of shares of common stock, dividends paid and a decrease in the market valuation, net of taxes, of securities available for sale partially offset by the Company's net income for the quarter.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

Net Income.

Net income was $660,000 for the three months ended December 31, 1998 as compared to $672,000 for the same period in 1997. The $12,000 or 1.8% decrease in net income for the three months ended December 31, 1998 was due to a $63,000 or 16.4% decrease in other income and a $181,000 or 8.4% increase in operating expenses partially offset by a $222,000 or 53.1% decrease in income taxes.

Net Interest Income.

Net interest income decreased $40,000 or 1.4% to $2.9 million for the three months ended December 31, 1998 as compared to the same period in 1997. The decrease was due to a $443,000 or 11.6% increase in interest expense which was offset, in part, by a $403,000 or 6.0% increase in interest income for the 1998 period. The interest rate spread and net interest margin, on a fully tax equivalent basis, were 2.56% and 2.96%, respectively, for the three months ended December 31, 1998 as compared to 2.82% and 3.29%, respectively, for the same period in 1997. The $403,000 increase in interest income was primarily due to a $46.7 million or 13.0% increase in average interest-earning assets offset by a 38 basis point decrease in the yield on such assets. The $443,000 increase in interest expense was primarily due to an increase of $46.9 million or 14.5% in the average balance of interest-bearing liabilities combined with a 12 basis point decrease in the weighted average rate paid thereon for the three months ended December 31, 1998, as compared to the same period in 1997. The decrease in the net interest rate spread was due to the general decline in market rates of interest reducing the yields on interest-earning assets at a more rapid pace than the reduction of rates paid on interest-bearing liabilities.

Provision for Loan Losses.

For the three months ended December 31, 1998, the provision for loan losses amounted to $25,000 as compared to $75,000 for the same period in 1997. At December 31, 1998, non-performing assets totalled $5.3 million or 1.2% of total assets, a decrease of $190,000 from September 30, 1998. The Company's coverage ratio, which is the loan loss reserve to non-performing assets, was 33.9% and 32.4% at December 31, 1998 and September 30, 1998, respectively.

Other Income.

Other income decreased $63,000 or 16.4% to $322,000 for the three months ended December 31, 1998 as compared to the same period in 1997. The decrease was primarily a result of a $27,000 decrease in the net gain on sales of loans partially offset by a small decrease in service charges and other fees of $12,000. The decrease in gain on sales of loans was due to decreased originations and sales of loans with servicing released to credit impaired borrowers.

Operating Expenses.

Operating expenses increased $181,000 or 8.4% during the three months ended December 31, 1998 as compared to the same period in 1997. Increases of $19,000, $16,000, and $148,000 were incurred in the occupancy and equipment, data processing and other expenses, respectively.

Income Tax Expense.

Income tax expense decreased $222,000 to $196,000 during the three months ended December 31, 1998 as compared to the same period in 1997. The decrease was primarily a result of an decrease in income before income taxes and the implementation of various tax planning strategies including investment in tax-exempt securities.

Year 2000 Compliance

The Year 2000 Issue is the result of computer programs which were written using two digits rather than four to define the applicable year. As a result, such programs may recognize a date using "00" as the year 1900 instead of the year 2000 which could result in system failures or miscalculations.

In order to be ready for the year 2000, the Company has developed a Year 2000 Policy (the "Policy") which was presented to the Board of Directors during June 1997. The Policy was developed using the guidelines outlined in the Federal Financial Institutions Examination's Council's "The Effect of Year 2000 on Computer Systems". The Board of Directors and its Executive Committee assigned responsibility for the Policy to the Year 2000 Committee, which reports to the Board of Directors on a monthly basis. The Policy recognizes that the Company's operating, processing and accounting operations are computer reliant and could be affected by the Year 2000 Issue. The Company is primarily reliant on third party vendors for its computer output and processing, as well as other significant functions and services (i.e., securities safekeeping services, securities pricing information, etc.). The Year 2000 Committee is continually working with these third party vendors to assess their year 2000 readiness. Based upon the initial assessment, management presently believes that with planned modifications to existing software and hardware and planned conversions to new software and hardware, the Company's third party vendors are taking the appropriate steps to ensure critical systems will function properly. The Company has identified 73 priority 1 (directly effects customers) and 66 priority 2 (effects employee's ability to service customers) third party vendors. Of such priority 1 and priority 2 vendors, as of December 31, 1998, the Company has been informed that 59% are already Year 2000 compliant. The Company's data service processing vendor, which is its major software provider, has informed the Company that it expects to complete testing of its updated systems (in which testing the Company has been involved) by the end of April 1999. The initial phase of testing of the data service processor's updated system was successfully completed in January 1999. Substantially all of the Company's vendors of its priority 1 and priority 2 applications (discussed below) have provided assurances, written or oral, that they are working to make their products and services Year 2000 compliant. The majority of such modifications and conversions and related testing of such systems was completed by December 31, 1998 and the Company expects any remaining ones to be completed by March 31, 1999. While the Company has received assurances from such vendors as to compliance, such assurances are not guarantees and may not be enforceable. The Company's existing older contracts with such vendors do not include Year 2000 certifications or warranties. Thus, in the event such vendor's products and/or services are not Year 2000 compliant, the Company's recourse in the event of such failure may be limited. If the required modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company. There can be no assurance that potential system interruptions or unanticipated additional expense incurred to obtain Year 2000 compliance would not have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. Nevertheless, the Company does not believe that the cost of addressing the Year 2000 issues will be a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial conditions, nor does it believe that the costs or the consequences of incomplete or untimely resolution of its Year 2000 issues represents a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition. The Year 2000 issues also affect certain of the Company's customers, particularly in the areas of access to funds and additional expenditures to achieve compliance. As of February 28, 1998, the Company had contacted all of its commercial credit customers (19 borrowers with loans outstanding aggregating $10.0 million) regarding the customers awareness of the Year 2000 Issue. While no assurance can be given that the customers will be Year 2000 compliant, management believes, based on representations of such customers and reviews of their operations (including assessments of the borrowers' level of sophistication and data and record keeping requirements), that the customers are either addressing the appropriate issues to insure compliance or that they are not faced with material Year 2000 issues. In substantially all cases the credit extended to such borrowers is collateralized by real estate which inherently minimizes the Company's exposure in the event that such borrowers do experience problems becoming Year 2000 compliant. The Company has completed its own company-wide Year 2000 contingency plan. Individual contingency plans concerning specific software and hardware issues and operational plans for continuing operations were completed by December 1998. The Year 2000 Committee has reviewed substantially all mission critical test plans and contingency plans to ensure the reasonableness of the plans. Testing began on mission critical systems in August 1998 with a majority of such systems completed by December 1998 with the remainder by March 31, 1999. The Company has developed contingency plans for substantially all priority 1 and priority 2 applications which address operational policies and procedures in the event of data processing, electric power supply and/or telephone service failures associated with the Year 2000. Such contingency plans provide documented actions to allow the Company to maintain and/or resume normal operations in the event of the failure of priority 1 and priority 2 applications. Such plans identify participants, processes and equipment that will be necessary to permit the Company to continue operations. The plans include providing off-line system processing, back-up electrical and telephone systems and other methods to ensure the Company's ability to continue to operate. The costs of modifications to the existing software is being primarily absorbed by the third party vendors. The Company recognizes that the need exists to purchase new hardware and software regardless of year 2000 implications. Based upon current estimates, the Company has identified the hardware and software that would have to be replaced, and have found the amounts to not be material and in line with normal expenditures for technology upgrades. The Company is being charged $25,000 to participate in the data service processor Year 2000 testing. As of December 31, 1998, the Company has incurred approximately $18,000 of that cost.

Liquidity and Capital Resources.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At December 31, 1998, the Company had short-term borrowings outstanding of $23.1 million, all of which were advances from the FHLB of Pittsburgh.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At December 31, 1998, the total approved loan commitments outstanding amounted to $11.5 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $9.1 million. Certificates of deposit scheduled to mature in one year or less at December 31, 1998 totalled $118.7 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 4% of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand from withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Bank's average liquidity ratio was 6.33% for the quarter ended December 31, 1998.

As of December 31, 1998, the Bank had regulatory capital which was in excess of applicable limits. The Bank is required under certain federal regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital to at least 8.0% of its risk-weighted assets. At December 31, 1998, the Bank had tangible capital equal to 8.2% of adjusted total assets, core capital equal to 8.2% of adjusted total assets and total capital equal to 20.0% of risk-weighted assets.

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

                                     PART II

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         On January 27, 1999, the Annual Meeting of stockholders of the Company was held to elect management's nominees for director and to ratify the appointment of the Company's independent auditors. With respect to the election of directors, the results were as follows:

                  Nominee                  For           Withheld
                  -------                  ---           --------
                  Donald S. Guthrie      2,063,606        11,678
                  Edmund Jones           2,060,697        14,587
                  Willard F. Letts       2,060,597        14,687

         With respect to the proposal to adopt the 1998 Stock Option Plan, the results were as follows: 1,971,906 Votes For, 76,422 Votes Against, 23,466 Votes Abstaining, and 3,489 Votes Non-voting.

         With respect to the ratification of Deloitte & Touche LLP as the Company's independent certified accountants, the results were as follows: 1,939,652 Votes For, 128,753 Votes Against, and 6,878 Votes Abstaining.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                FIRST KEYSTONE FINANCIAL, INC.



Date:   February 12, 1999       By: /s/ Donald S. Guthrie
                                -------------------------------------------
                                Donald S. Guthrie
                                President and Chief Executive Officer


Date:   February 12, 1999       By: /s/ Thomas M. Kelly
                                -----------------------------------------
                                Thomas M. Kelly
                                Executive Vice-President and Chief
                                Financial Officer