Form 10-Q
period 1999-03-31
FIRST KEYSTONE FINANCIAL INC
filed 1999-05-17
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

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

Number of shares of Common Stock outstanding as of May 10, 1999: 2,269,216

Transitional Small Business Disclosure Format        Yes          No    X
                                                         ---           ---

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                                                    PAGE
                                                                                                    ----
PART I                 FINANCIAL INFORMATION:

     Item 1.    Financial Statements

                Consolidated Statements of Financial Condition as of
                March 31, 1999 (Unaudited) and September 30, 1998 ...............................         1

                Consolidated Statements of Income for the Three and Six
                Months Ended March 31, 1999 and 1998 (Unaudited).................................         2

                Consolidated Statement of Changes in Stockholders' Equity for the Six
                Months Ended March 31, 1998 (Unaudited)..........................................         3

                Consolidated Statements of Cash Flows for the Three and Six
                Months Ended March 31, 1999 and 1998 (Unaudited).................................         4

                Notes to Consolidated Financial Statements (Unaudited)...........................         5

     Item 2.    Managements' Discussion and Analysis of Financial Condition and
                Results of Operations..................................................................  10

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk.............................  15

PART II         OTHER INFORMATION

     Item 1.    Legal Proceedings...............................................................         16

     Item 2.    Changes in Securities and Use of Proceeds.......................................         16

     Item 3.    Defaults Upon Senior Securities.................................................         16

     Item 4.    Submission of Matters to a Vote of Security Holders............................          16

     Item 5.    Other Information...............................................................         16

     Item 6.    Exhibits and Reports on Form 8-K................................................         16

SIGNATURES......................................................................................         17

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

                                                                                March 31    September 30
ASSETS                                                                            1999           1998
------                                                                            ----           ----
                                                                              (Unaudited)

Cash and amounts due from depository institutions                               $   2,525    $   2,457
Interest-bearing deposits with depository institutions                             24,385       21,669
                                                                                ---------    ---------
        Total cash and cash equivalents                                            26,910       24,126
Investment securities available for sale                                           46,119       40,621
Mortgage-related securities available for sale                                    102,728      115,486
Loans held for sale                                                                 4,325        2,799
Mortgage-related securities held to maturity - at amortized cost (approximate fair value of $16,290 at March 31, 1999
          and $18,700 at September 30, 1998)                                       16,509       18,769
Loans receivable - net                                                            218,305      198,343
Accrued interest receivable                                                         3,004        3,117
Real estate owned                                                                     602        1,663
Federal Home Loan Bank stock - at cost                                              6,066        5,079
Office properties and equipment - net                                               2,674        2,612
Deferred income taxes                                                                 859          283
Prepaid expenses and other assets                                                  10,641        2,965
                                                                                ---------    ---------

TOTAL ASSETS                                                                    $ 438,742    $ 415,863
                                                                                =========    =========

LIABILITIES, MINORITY INTEREST IN SUBSIDIARY AND STOCKHOLDERS' EQUITY

Liabilities:

        Deposits                                                                $ 260,238    $ 247,311
        Advances from Federal Home Loan Bank                                      110,321      101,578
        Securities sold under agreements to repurchase                             19,300       19,300
        Accrued interest payable                                                    1,817        1,683
        Advances from borrowers for taxes and insurance                             2,052        1,036
        Accounts payable and accrued expenses                                       2,849        2,091
                                                                                ---------    ---------

                    Total liabilities                                             396,577      372,999
                                                                                ---------    ---------

Company-obligated mandatorily redeemable preferred securities of a subsidiary
        trust holding solely junior subordinated debentures of the Company         16,200       16,200

Stockholders' Equity:

        Preferred stock, $.01 par value, 10,000,000 shares authorized;
           none issued
        Common stock, $.01 par value, 20,000,000 shares authorized; issued and outstanding: 2,269,216 shares at March 31, 1999
           and 2,329,216 shares at  September 30, 1998                                 14           14
        Additional paid-in capital                                                 13,306       13,204
        Common stock acquired by stock benefit plans                               (1,662)      (1,789)
        Treasury stock at cost; 450,784 shares at March 31, 1999                   (5,406)      (4,575)
           and 390,784 shares at September 30, 1998
        Unrealized gain on available for sale securities - net of tax                 291        1,487
        Retained earnings - partially restricted                                   19,422       18,323
                                                                                ---------    ---------

                    Total stockholders' equity                                     25,965       26,664
                                                                                ---------    ---------

TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARY AND STOCKHOLDERS' EQUITY     $ 438,742    $ 415,863
                                                                                =========    =========


See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

                                                      Three months ended      Six months ended
                                                           March 31                March 31
                                                           --------                --------

                                                       1999        1998        1998        1998
                                                     --------    --------    --------    --------
INTEREST INCOME:
    Interest on:
        Loans                                        $  4,394    $  4,109    $  8,619    $  8,195
        Mortgage-related securities                     1,849       2,057       3,961       4,123
        Investments                                       732         563       1,465       1,009
        Interest-bearing deposits                         108         107         204         271
                                                     --------    --------    --------    --------
                    Total interest income               7,083       6,836      14,249      13,598
                                                     --------    --------    --------    --------

INTEREST EXPENSE:
    Interest on:
        Deposits                                        2,551       2,421       5,165       4,854
        Federal Home Loan Bank advances                 1,320       1,045       2 679       2,063
        Other borrowings                                  291         368         589         744
                                                     --------    --------    --------    --------
                    Total interest expense              4,162       3,834       8,433       7,661
                                                     --------    --------    --------    --------

NET INTEREST INCOME                                     2,921       3,002       5,816       5,937

PROVISION FOR LOAN LOSSES                                  75          76         100         151
                                                     --------    --------    --------    --------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                     2,846       2,926       5,716       5,786
                                                     --------    --------    --------    --------

OTHER INCOME (LOSS):
    Service charges and other fees                        248         226         475         468
    Net gain on sale of:
        Loans                                              99         130         200         258
        Investment and mortgage-related securities        249          47         249          47
        Real estate owned                                   1           1
    Real estate operations                                (12)         (9)        (24)        (19)
    Other income                                          103          13         109          27
                                                     --------    --------    --------    --------
                    Total other income                    687         408       1,009         782
                                                     --------    --------    --------    --------

OPERATING EXPENSES:
    Salaries and employee benefits                        920         955       1,786       1,819
    Occupancy and equipment expenses                      259         261         514         497
    Professional fees                                     140         137         293         289
    Federal deposit insurance premium                      37          37          73          73
    Bank service charges                                  100         100         203         201
    Data processing                                        96          87         192         168
    Advertising                                            80          64         157         146
    Provision for real estate owned losses                300         350
    Minority interest in expense of subsidiary            393         393         786         786
    Other                                                 269         222         576         421
                                                     --------    --------    --------    --------
                    Total operating expenses            2,594       2,256       4,930       4,400
                                                     --------    --------    --------    --------

INCOME BEFORE INCOME TAX EXPENSE                          939       1,078       1,795       2,168

INCOME TAX EXPENSE                                        228         394         424         812
                                                     --------    --------    --------    --------

NET INCOME                                           $    711    $    684    $  1,371    $  1,356
                                                     ========    ========    ========    ========


BASIC EARNINGS PER COMMON SHARE                      $   0.35    $   0.32    $   0.67    $   0.63
                                                     ========    ========    ========    ========

DILUTED EARNINGS PER COMMON SHARE                    $   0.33    $   0.30    $   0.64    $   0.59
                                                     ========    ========    ========    ========


See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (dollars in thousands)

                                                                  Common                    Unrealized
                                                                  stock                    gain (loss)
                                                Additional     acquired by                 on securities                 Total
                                    Common       paid-in      stock benefit     Treasury  available for sale  Retained  stockholders
                                     stock       capital          plans          stock     (net of tax)      earnings    equity
                                     -----       -------          -----          -----     ------------      --------    ------
BALANCE AT SEPTEMBER 30, 1998   $     14        $ 13,204        $ (1,789)     $ (4,575)       $  1,487       $ 18,323    $ 26,664

 ESOP stock committed
     to be released                                                   57                                                       57
 Excess of fair value
     above cost of ESOP
     stock committed
     to be released                                  102                                                                      102
 RRP amortization                                                     70                                                       70
 Dividends - $.12 per share                                                                                       (272)      (272)
 Net unrealized loss on
     securities available for
     sale, net of tax                                                                           (1,196)                    (1,196)
 Purchase of treasury stock                                                       (831)                                      (831)
 Net income                                                                                                     1,371       1,371
                                --------        --------        --------      --------        --------       --------    --------

BALANCE AT MARCH 31, 1999       $     14        $ 13,306        $ (1,662)     $ (5,406)       $    291       $ 19,422    $ 25,965
                                ========        ========        ========      ========        ========       ========    ========


See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                                         Six months ended
                                                                                              March 31
                                                                                              --------
                                                                                          1999       1998
                                                                                          ----       ----
OPERATING ACTIVITIES:
Net income                                                                            $  1,371    $  1,356
    Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
           Provision for depreciation and amortization                                     220         225
           Amortization of premiums and discounts                                          110         (89)
           Gain on sales of:
                Loans                                                                     (200)       (258)
                Mortgage-related securities available for sale                                         (47)
                Investment securities available for sale                                  (249)
                Real estate owned                                                                       (1)
           Provision for loan losses                                                       100         151
           Provision for real estate owned losses                                          350
           Amortization of stock benefit plans                                             229         317
    Changes in assets and liabilities which provided (used) cash:
           Origination of loans held for sale                                          (33,996)    (30,688)
           Loans sold in the secondary market                                           32,470      31,939
           Deferred income taxes                                                             1          28
           Accrued interest receivable                                                     113         (12)
           Prepaid expenses and other assets                                            (7,676)       (125)
           Accrued interest payable                                                        134         165
           Accrued expenses                                                                758        (259)
                                                                                      --------    --------
                Net cash (used in) provided by operating activities                     (6,265)      2,702
                                                                                      --------    --------

INVESTING ACTIVITIES:
    Loans originated                                                                   (50,586)    (27,488)
    Purchases of:
        Investment securities available for sale                                       (13,750)    (18,157)
        Mortgage-related securities available for sale                                 (19,135)    (21,100)
        Investment securities held to maturity                                                      (2,000)
        Mortgage-related securities held to maturity                                                (2,687)
    Purchase of FHLB stock                                                                (987)       (438)
    Proceeds from sales of real estate owned                                             2,044         818
    Proceeds from sales of mortgage-related securities                                              14,295
    Proceeds from sales of investment securities                                         7,749       2,000
    Principal collected on loans                                                        29,623      22,850
    Proceeds from maturities, calls, or repayments of:
        Investment securities available for sale                                            75       1,070
        Mortgage-related securities available for sale                                  30,531      13,201
        Investment securities held to maturity                                                       7,000
        Mortgage-related securities held to maturity                                     2,228       2,667
    Purchase of property and equipment                                                    (282)       (397)
    Net expenditures on real estate acquired through foreclosure and in development        (44)     (1,056)
                                                                                      --------    --------
                Net cash used in investing activities                                  (12,534)     (9,422)
                                                                                      --------    --------

FINANCING ACTIVITIES:
    Net increase in deposit accounts                                                    12,927       9,616
    Net proceeds from FHLB advances                                                      8,743         246
    Net increase in advances from borrowers for taxes and insurance                      1,016       1,020
    Purchase of treasury stock                                                            (831)       (715)
    Cash dividend                                                                         (272)       (241)
                                                                                      --------    --------
                Net cash provided by financing activities                               21,583       9,926
                                                                                      --------    --------
INCREASE IN CASH AND CASH EQUIVALENTS                                                    2,784       3,206
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        24,126      21,561
                                                                                      --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 26,910    $ 24,767
                                                                                      ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash payments for interest on deposits and borrowings                             $  8,299    $  7,496
    Transfers of loans receivable into real estate owned                                 1,297         193
    Cash payments of income taxes                                                          465         550



See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 1999 (UNAUDITED) AND SEPTEMBER 30, 1998 AND
(UNAUDITED) FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998 (dollars in thousands, except per share amounts)


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

         The results of operations of the three and six month periods ended March 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1999. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders for the year ended September 30, 1998.

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


2.       INVESTMENT SECURITIES

         The amortized cost and approximate fair value of investment securities, by contractual maturities, are as follows:

                                                                     March 31, 1999
                                                                     --------------
                                                                          Gross           Gross
                                                          Amortized    Unrealized      Unrealized    Approximate
                                                            Cost          Gain             Loss       Fair Value
                                                            ----          ----             ----       ----------
         Available for Sale:
             U.S. Treasury securities and securities
                of U.S. Government agencies:
                   1 to 5 years                          $ 5,744                                       $ 5,744
                   5 to 10 years                          10,000          $  15                         10,015
             Municipal obligations                        18,920            286           $   2         19,204
             Corporate bonds                               2,010                             79          1,931
             Mutual funds                                  2,000                             13          1,987
             Preferred stocks                              5,000             44                          5,044
             Other equity investments                      2,390                            196          2,194
                                                         -------         ------            ----        -------
                     Total                               $46,064           $345            $290        $46,119
                                                         =======           ====            ====        =======

                                                             September 30, 1998
                                                             ------------------
                                                           Gross         Gross
                                           Amortized    Unrealized     Unrealized      Approximate
                                              Cost          Gain          Loss         Fair Value
                                              ----          ----          ----         ----------
         Available for Sale:
U.S. Treasury securities and securities
   of U.S. Government agencies:
      5 to 10 years                         $12,000       $   109                      $12,109
Municipal obligations                        18,993           484                       19,477
Mutual funds                                  2,000                     $     8          1,992
Preferred stocks                              5,500           263                        5,763
Other equity investments                      1,390                         110          1,280
                                            -------       -------       -------       -------
        Total                               $39,883       $   856       $   118       $40,621
                                            =======       =======       =======       =======





3.       MORTGAGE-RELATED SECURITIES


                  Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                            March 31, 1999
                                                            --------------
                                                           Gross        Gross
                                            Amortized    Unrealized   Unrealized   Approximate
                                              Cost         Gain         Loss       Fair Value
                                              ----         ----         ----       ----------
         Available for Sale:

    FHLMC pass-through certificates         $ 13,566     $    214     $     25     $ 13,755
    FNMA pass-through certificates            27,051          153          147       27,057
    GNMA pass-through certificates            35,584          182          124       35,642
    Collateralized mortgage obligations       26,100          303          129       26,274
                                            --------     --------     --------     --------
        Total                               $102,301     $    852     $    425     $102,728
                                            ========     ========     ========     ========


Held to Maturity:

    FHLMC pass-through certificates         $  3,911     $     48     $     19     $  3,940
    FNMA pass-through certificates             7,811           12          143        7,680
    Collateralized mortgage obligations        4,787            1          118        4,670
                                            --------     --------     --------     --------
        Total                               $ 16,509     $     61     $    280     $ 16,290
                                            ========     ========     ========     ========

                                                          September 30, 1998
                                                          ------------------
                                                           Gross       Gross
                                            Amortized    Unrealized   Unrealized   Approximate
                                               Cost        Gain         Loss       Fair Value
                                               ----        ----         ----       ----------
         Available for Sale:

    FHLMC  pass-through certificates        $ 10,968     $    197                  $ 11,165
    FNMA pass-through certificates            25,600          503                    26,103
    GNMA pass-through certificates            41,379          562                    41,941
    Collateralized mortgage obligations       36,022          327     $     72       36,277
                                            --------     --------     --------     --------
        Total                               $113,969     $  1,589     $     72     $115,486
                                            ========     ========     ========     ========
Held to Maturity:

    FHLMC  pass-through certificates        $  4,698     $     33     $      1     $  4,730
    FNMA pass-through certificates             8,747           46          103        8,690
    Collateralized mortgage obligations        5,324            1           45        5,280
                                            --------     --------     --------     --------
        Total                               $ 18,769     $     80     $    149     $ 18,700
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

5.       LOANS RECEIVABLE

         Loans receivable consist of the following:

                                          March 31       September 30
                                            1999            1998
                                            ----            ----
Real estate loans:
     Single-family                       $ 164,753      $ 148,088
     Construction and land                  17,960         15,858
     Multi-family and commercial            24,715         20,563
Consumer loans:
     Home equity and lines of credit        18,554         19,609
     Deposit                                   155            181
     Education                                 354            449
     Other                                   1,739          1,429
Commercial loans                             1,572          1,390
                                         ---------      ---------
     Total loans                           229,802        207,567
Loans in process                            (7,984)        (5,781)
Allowance for loan losses                   (1,782)        (1,738)
Deferred loan fees                          (1,731)        (1,705)
                                         ---------      ---------
Loans receivable - net                   $ 218,305      $ 198,343
                                         =========      =========


         The following is an analysis of the allowance for loan losses:

                                    Six Months Ended
                                        March 31
                                        --------
                                   1999         1998
                                   ----         ----
Balance beginning of period      $ 1,738      $ 1,628
Provisions charged to income         100          151
Charge-offs                          (56)         (28)
Recoveries                                         15
                                 -------      -------
Total                            $ 1,782      $ 1,766
                                 =======      =======


         At March 31, 1999 and September 30, 1998, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $2,868 and $2,077, respectively.

6.       DEPOSITS

         Deposits consist of the following major classifications:

                                         March 31               September 30
                                          1999                      1998
                                          ----                      ----
                                   Amount       Percent     Amount       Percent
                                   ------       -------     ------       -------
Non-interest bearing accounts     $  7,545         2.9%   $  8,254         3.3%
NOW accounts                        37,630        14.5      28,181        11.4
Passbook accounts                   40,243        15.5      37,988        15.4
Money market demand accounts        18,066         6.9      16,087         6.5
Certificate accounts               156,754        60.2     156,801        63.4
                                  --------       -----    --------       -----
Total                             $260,238       100.0%   $247,311       100.0%
                                  ========       =====    ========       =====

7.       COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, effective October 1, 1998. The statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of operations and are recorded directly to stockholders' equity. These transactions and other events represent foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Only the last of these items, however, is currently applicable to the Company.

         For the three and six months ended March 31, 1999 and 1998, the Company's comprehensive income was as follows:


                                  Three Months Ended        Six Months Ended
                                       March 31                 March 31
                                      ----------               ---------
                                  1999        1998         1999         1998
                                  ----        ----         ----         ----
Net Income                     $   711      $   684      $ 1,371      $ 1,356

Net SFAS 115 Adjustment           (557)        (108)      (1,196)         217
                               -------      -------      -------      -------

Total comprehensive income     $   154      $   576      $   175      $ 1,573
                               =======      =======      =======      =======


8.     EARNINGS PER SHARE

       Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common share outstanding and common share equivalents that would arise from the exercise of dilutive securities.

       The calculated basic and diluted earnings per share is as follows:

                                     For the Three Months Ended         For the Six Months Ended
                                             March 31,                        March 31,
                                             ---------                        ---------
                                        1999           1998           1999             1998
                                        ----           ----           ----             ----
Numerator                            $      711     $      684     $    1,371     $    1,356
Denominators:
   Basic shares outstanding           2,040,333      2,141,979      2,037,551      2,153,837
   Effect of dilutive securities        100,673        135,405        106,611        133,484
                                     ----------     ----------     ----------     ----------
   Dilutive shares outstanding        2,141,006      2,277,384      2,144,162      2,287,321
                                     ==========     ==========     ==========     ==========
EPS:
   Basic                             $     0.35     $     0.32     $     0.67     $     0.63
   Diluted                           $     0.33     $     0.30     $     0.64     $     0.59

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT MARCH 1999 (UNAUDITED) AND SEPTEMBER 30,
1998

Total assets of the Company increased $22.9 million or 5.5% from $415.9 million at September 30, 1998 to $438.7 million at March 31, 1999 primarily due to a $20.0 million increase in loans receivable - net, and $5.5 million increase in investment securities available for sale and a $7.7 million increase in prepaid expenses and other assets partially offset by a $12.8 million decrease in mortgage-related securities available for sale. The increases in investment securities and loans were funded primarily through deposits and cash flows and, to a lesser extent, advances from the Federal Home Loan Bank of Pittsburgh. The loan growth was concentrated primarily in single-family and commercial real estate loans. The increase in prepaid expenses and other assets was due to the purchase of $7.0 million of bank owned life insurance policies in order to fund ongoing costs of employee benefit and retirement plans.

Deposits increased $12.9 million or 5.2% from $247.3 million at September 30, 1998 to $260.2 million at March 31, 1999. The increase resulted primarily from the growth in core deposits which are passbook accounts, NOW accounts, money market accounts and commercial checking.

Stockholders' equity decreased $699,000 due to the combined effects of the repurchase of shares of common stock, dividends paid and a decrease in the market valuation, net of taxes, of securities available for sale partially offset by the Company's net income for the six months ended March 31, 1999.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998

Net Income.

Net income was $711,000 for the three months ended March 31, 1999 as compared to $684,000 for the same period in 1998. Net income for the six month periods ended March 31, 1999 and 1998 was $1.4 million. The $27,000 or 3.9% increase in net income for the three months ended March 31, 1999 was primarily due to a $279,000 increase in other income combined with a $166,000 decrease in income tax expense partially offset by a $81,000 decrease in net interest income together with a $338,000 increase in operating expenses. The $15,000 or 1.1% increase in net income for the six months ended March 31, 1999 compared to the same period in 1998 was primarily due to a $388,000 decrease in income tax expense as well as a $227,000 increase in other income partially offset by a $530,000 increase in operating expenses and a $121,000 decrease in net interest income.

Net Interest Income.

Net interest income decreased $81,000 or 2.7% to $2.9 million and $121,000 or 2.0% to $5.8 million for the three and six months ended March 31, 1999, respectively. Such decreases were primarily due to a $328,000 or 8.6% and a $772,000 or 10.1% increase in interest expense for the three and six months ended March 31, 1999, respectively, which were partially offset by a $247,000 or 3.6% and a $651,000 or 4.8% increase in interest income during such periods. The average balance of interest-earning assets increased $35.8 million and $45.2 million for the three and six months ended March 31, 1999, respectively, as compared to the same period in 1998. Calculated on a fully taxable equivalent basis, the weighted average yield earned thereon for the three and six months ended March 31, 1999 decreased 32 basis points to 7.13% and 43 basis points to 7.15%, respectively, compared to the 1998 periods. In addition, net interest income was affected by an increase in the average balance of interest-bearing liabilities of $44.3 million and $45.4 million for the three and six months ended March 31, 1999, respectively, as compared to the same period in 1998. However, the weighted average rate paid thereon decreased 20 basis points to
4.45 % and 16 basis points to 4.53% during the three and six months ended March 31, 1999, respectively, as compared to 4.65% and to 4.69%, during the three and six months ended March 31, 1998. The interest rate spread and net interest margin amounted to 2.69% and 3.00% for the three months ended March 31, 1999 as compared to 2.80% and 3.27% for the same period in 1998. The interest rate spread and net interest margin were 2.62% and 2.98% for the six months ended March 31, 1999 as compared to 2.89% and 3.31% for the same periods in 1998. The decline in the net interest rate spread and net interest margin is primarily due to the compression of the yield curve, reflecting the movement of market rates of interest. The Bank's yield on interest-earning assets, primarily tied to longer term interest rates, has declined at a more rapid pace than the Bank's funding liabilities, which are primarily tied to shorter term rates.

Provision for Loan Losses.

The Company's provision for loan losses remained unchanged for the three months ended March 31, 1999 as compared to the same period in 1998. For the six months ended March 31, 1999 and 1998, the provision for loan losses was $100,000 and $151,000, respectively.

Other Income.

Other income increased $279,000 or 68.4% to $687,000 and $227,000 or 29.0% to
$1.0 million for the three and six months ended March 31, 1999, respectively, as compared to the same periods in 1998. The increase was primarily a result of increases in the net gain on sales of mortgage-related securities and increases in fee and other income offset by a decrease in gain on sale of loans. Gain on sales of investment and mortgage-related securities are highly dependent on market conditions and consequently the amount of gains may differ materially in subsequent quarters.

Operating Expenses.

Operating expenses increased $338,000 or 15.0% during the three months ended March 31, 1999 as compared to the same period in 1998. The increase was primarily due to an increase in the provision for losses on real estate owned of $300,000 related to the Company's only real estate under development project which is expected to be completed by the third fiscal quarter. See Note 7 of the Notes to Consolidated Financial Statements in the Annual Report. Small increases in professional fees, advertising, data processing and other expenses were partially offset by reductions in salaries and employee benefits and occupancy and equipment expenses. For the six months ended, March 31, 1999, operating expenses increased $530,000 or 12.0% primarily due to a $350,000 provision relating to the Company's real estate owned. In addition, increases of $17,000, $24,000 and $155,000 were incurred in occupancy and equipment expenses, data processing and other expenses, respectively.

Income Tax Expense.

Income tax expense decreased $166,000 to $228,000 and $388,000 to $424,000 during the three and six months ended March 31, 1999, respectively, as compared to the same period in 1998. The decreases were primarily a result of decreases in income before income taxes combined with the implementation of various tax planning strategies including investment in tax-exempt securities.

Year 2000 Compliance

The Year 2000 Issue is the result of computer programs which were written using two digits rather than four to define the applicable year. As a result, such programs may recognize a date using "00" as the year 1900 instead of the year 2000 which could result in system failures or miscalculations.

In order to be ready for the year 2000, the Company has developed a Year 2000 Policy (the "Policy") which was presented to the Board of Directors during June 1997. The Policy was developed using the guidelines outlined in the Federal Financial Institutions Examination's Council's "The Effect of Year 2000 on Computer Systems". The Board of Directors and its Executive Committee assigned responsibility for the Policy to the Year 2000 Committee, which reports to the Board of Directors on a monthly basis. The Policy recognizes that the Company's operating, processing and accounting operations are computer reliant and could be affected by the Year 2000 Issue. The Company is primarily reliant on third party vendors for its computer output and processing, as well as other significant functions and services (i.e., securities safekeeping services, securities pricing information, etc.). The Year 2000 Committee is continually working with these third party vendors to assess their year 2000 readiness. Based upon the initial assessment, management presently believes that with planned modifications to existing software and hardware and planned conversions to new software and hardware, the Company's third party vendors are taking the appropriate steps to ensure critical systems will function properly. The Company has identified 73 priority 1 (directly effects customers) and 66 priority 2 (effects employee's ability to service customers) third party vendors. Of such priority 1 and priority 2 vendors, as of December 31, 1998, the Company has been informed that 59% are already Year 2000 compliant. The Company's data service processing vendor, which is its major software provider, has informed the Company that it expects to complete testing of its updated systems (in which testing the Company has been involved) by the end of April 1999. The initial phase of testing of the data service processor's updated system was successfully completed in January 1999. Substantially all of the Company's vendors of its priority 1 and priority 2 applications (discussed below) have provided assurances, written or oral, that they are working to make their products and services Year 2000 compliant. Such modifications and conversions and related testing of such systems was completed by March 31, 1999. While the Company has received assurances from such vendors as to compliance, such assurances are not guarantees and may not be enforceable. The Company's existing older contracts with such vendors do not include Year 2000 certifications or warranties. Thus, in the event such vendor's products and/or services are not Year 2000 compliant, the Company's recourse in the event of such failure may be limited. If the required modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company. There can be no assurance that potential system interruptions or unanticipated additional expense incurred to obtain Year 2000 compliance will not have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. Nevertheless, the Company does not believe that the cost of addressing the Year 2000 issues will be a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial conditions, nor does it believe that the costs or the consequences of incomplete or untimely resolution of its Year 2000 issues represents a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition. The Year 2000 issues also affect certain of the Company's customers, particularly in the areas of access to funds and additional expenditures to achieve compliance. As of February 28, 1998, the Company had contacted all of its commercial credit customers (19 borrowers with loans outstanding aggregating $10.0 million) regarding the customers awareness of the Year 2000 Issue. While no assurance can be given that the customers will be Year 2000 compliant, management believes, based on representations of such customers and reviews of their operations (including assessments of the borrowers' level of sophistication and data and record keeping requirements), that the customers are either addressing the appropriate issues to insure compliance or that they are not faced with material Year 2000 issues. In the majority of cases the credit extended to such borrowers is collateralized by real estate which inherently minimizes the Company's exposure in the event that such borrowers do experience problems becoming Year 2000 compliant. The remaining borrowers have completed their Y2K projects or are in the process of completing their projects. The Year 2000 Committee is continually working with its commercial customers to assess their Year 2000 readiness. The Company has completed its own company-wide Year 2000 contingency plan. Individual contingency plans concerning specific software and hardware issues and operational plans for continuing operations were completed by December 1998. The Year 2000 Committee has reviewed substantially all mission critical test plans and contingency plans to ensure the reasonableness of the plans. Testing began on mission critical systems in August 1998 with a majority of such systems completed by March 31, 1999. The Company has developed contingency plans for substantially all priority 1 and priority 2 applications which address operational policies and procedures in the event of data processing, electric power supply and/or telephone service failures associated with the Year 2000. Such contingency plans provide documented actions to allow the Company to maintain and/or resume normal operations in the event of the failure of priority 1 and priority 2 applications. Such plans identify participants, processes and equipment that will be necessary to permit the Company to continue operations. The plans include providing off-line system processing, back-up electrical and telephone systems and other methods to ensure the Company's ability to continue to operate. The costs of modifications to the existing software is being primarily absorbed by the third party vendors. The Company recognizes that the need exists to purchase new hardware and software regardless of year 2000 implications. Based upon current estimates, the Company has identified the hardware and software that would have to be replaced, and have found the amounts to not be material and consistent with the Company's normal expenditures for technology upgrades. The Company is being charged $25,000 to participate in the data service processor Year 2000 testing. As of March 31, 1999, the Company has incurred approximately $23,600 of that cost.

Liquidity and Capital Resources.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At March 31, 1999, the Company had short-term borrowings outstanding of $19.2 million, all of which were advances from the Federal Home Loan Bank of Pittsburgh.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At March 31, 1999, the total approved loan commitments outstanding amounted to $45.1 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $12.8 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1999 totaled $119.5 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

First Keystone Federal Savings Bank (the "Bank"), the Company's wholly owned subsidiary, is required by the Office of Thrift Supervision ("OTS") to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 4% of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand from withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Bank's average monthly liquidity ratio for March 1999 was 6.47%.

As of March 31, 1999, the Bank had regulatory capital in excess of applicable limits. The Bank is required under certain federal regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital to at least 8.0% of its total risk-weighted assets. At March 31, 1999, the Bank had tangible and core capital equal to 8.2% of adjusted total assets and total capital equal to 19.8% of risk-weighted assets.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                          DISCLOSURES ABOUT MARKET RISK

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

The interest rate risk measures used by the OTS include an "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure". The "Post-Shock" NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low "Post-Shock" NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The "Sensitivity Measure" is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following sets forth the Bank's NPV as of December 31, 1998.



Net Portfolio Value

         Changes in
          Rates in                     Dollar     Percentage      Net Portfolio Value         Change in
        Basis Points   Amount          Change       Change        As a % of Assets           Percentage (1)
        ---------------------------------------------------------------------------------------------------
             200       $24,394       $(17,196)      (41.35)%              6.02%                (38.07)%
             100        33,590         (8,000)      (19.24)               8.05                  (17.18)
               0        41,590                                            9.72
            (100)       46,598          5,008        12.04                10.68                  9.88
            (200)       50,692          9,102        21.89                11.43                  17.59



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

Based upon the Company's knowledge as of the date hereof, the Company does not believe that there has been any material change in the Company's asset and liability position or the market value of the Company's portfolio equity since December 31, 1998.

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


                         FIRST KEYSTONE FINANCIAL, INC.



Date:    May 14, 1999              By: /s/ Donald S. Guthrie
                                      --------------------------------------
                                   Donald S. Guthrie
                                   President and Chief Executive Officer


Date:    May 14, 1999              By: /s/ Thomas M. Kelly
                                      --------------------------------------
                                   Thomas M. Kelly
                                   Executive Vice-President and Chief
                                   Financial Officer