Form 10-Q
period 1999-06-30
FIRST KEYSTONE FINANCIAL INC
filed 1999-08-16
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

Number of shares of Common Stock outstanding as of August 4, 1999:  2,251,716

Transitional Small Business Disclosure Format Yes No X

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                                           PAGE
                                                                                           ----
PART I FINANCIAL INFORMATION:
       Item 1. Financial Statements

               Consolidated Statements of Financial Condition as of
               June 30, 1999 (Unaudited) and September 30, 1998 .....................        1

               Consolidated Statements of Income for the Three and Nine
               Months Ended June 30, 1999 and 1998 (Unaudited) ......................        2

               Consolidated Statement of Changes in Stockholders' Equity for the Nine
               Months Ended June 30, 1998 (Unaudited) ...............................        3

               Consolidated Statements of Cash Flows for the Three and Nine
               Months Ended June 30, 1999 and 1998 (Unaudited) ......................        4

               Notes to Consolidated Financial Statements (Unaudited) ...............        5

       Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations ................................................       10

       Item 3. Quantitative and Qualitative Disclosures About Market Risk ...........       15

PART II OTHER INFORMATION

       Item 1. Legal Proceedings ....................................................       16

       Item 2. Changes in Securities and Use of Proceeds ............................       16

       Item 3. Defaults Upon Senior Securities ......................................       16

       Item 4. Submission of Matters to a Vote of Security Holders ..................       16

       Item 5. Other Information ....................................................       16

       Item 6. Exhibits and Reports on Form 8-K .....................................       16

SIGNATURES ..........................................................................       18

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

                                                                                                     June 30           September 30
ASSETS                                                                                                 1999                 1998
------                                                                                               ---------            ---------
                                                                                                                         (Unaudited)
Cash and amounts due from depository institutions ........................................           $   2,733            $   2,457
Interest-bearing deposits with depository institutions ...................................              22,000               21,669
                                                                                                     ---------            ---------
          Total cash and cash equivalents ................................................              24,733               24,126
Investment securities available for sale .................................................              40,418               40,621
Mortgage-related securities available for sale ...........................................             111,329              115,486
Loans held for sale ......................................................................               3,295                2,799
Mortgage-related securities held to maturity - at amortized cost (approximate fair value of $15,060 at June 30, 1999
            and $18,700 at September 30, 1998) ...........................................              15,538               18,769
Loans receivable - net ...................................................................             222,526              198,343
Accrued interest receivable ..............................................................               2,832                3,117
Real estate owned ........................................................................                 534                1,663
Federal Home Loan Bank stock - at cost ...................................................               6,066                5,079
Office properties and equipment - net ....................................................               2,868                2,612
Deferred income taxes ....................................................................               2,011                  283
Prepaid expenses and other assets ........................................................               9,930                2,965
                                                                                                     ---------            ---------

TOTAL ASSETS .............................................................................           $ 442,080            $ 415,863
                                                                                                     =========            =========

LIABILITIES, MINORITY INTEREST IN SUBSIDIARY AND STOCKHOLDERS' EQUITY

Liabilities:

          Deposits .......................................................................           $ 258,618            $ 247,311
          Advances from Federal Home Loan Bank ...........................................             116,291              101,578
          Securities sold under agreements to repurchase .................................              19,496               19,300
          Accrued interest payable .......................................................               2,035                1,683
          Advances from borrowers for taxes and insurance ................................               3,138                1,036
          Accounts payable and accrued expenses ..........................................               2,423                2,091
                                                                                                     ---------            ---------

                           Total liabilities .............................................             402,001              372,999
                                                                                                     ---------            ---------

Company-obligated mandatorily redeemable preferred securities of a subsidiary
          trust holding solely junior subordinated debentures of the Company .............              16,200               16,200

Stockholders' Equity:

          Preferred stock, $.01 par value, 10,000,000 shares authorized;
               none issued
          Common stock, $.01 par value, 20,000,000 shares authorized; issued and outstanding: 2,251,716 shares at June 30, 1999
               and 2,329,216 shares at  September 30, 1998 ...............................                  14                   14
          Additional paid-in capital .....................................................              13,361               13,204
          Common stock acquired by stock benefit plans ...................................              (1,597)              (1,789)
          Treasury stock at cost; 468,284 shares at June 30, 1999 ........................              (5,622)              (4,575)
               and 390,784 shares at September 30, 1998
          Unrealized (loss) gain on available for sale securities - net of tax ...........              (2,288)               1,487
          Retained earnings - partially restricted .......................................              20,011               18,323
                                                                                                     ---------            ---------

                           Total stockholders' equity ....................................              23,879               26,664
                                                                                                     ---------            ---------

TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARY AND STOCKHOLDERS' EQUITY ..............           $ 442,080            $ 415,863
                                                                                                     =========            =========



See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)


                                                                         Three months ended                  Nine months ended
                                                                             June 30                                June 30
                                                                     --------------------------          --------------------------
                                                                         1999              1998              1999              1998
                                                                     --------          --------          --------          --------
INTEREST INCOME:
     Interest on:
          Loans ............................................         $  4,329          $  4,102          $ 12,948          $ 12,297
          Mortgage-related securities ......................            1,896             1,880             5,857             6,003
          Investments ......................................              708               697             2,173             1,706
          Interest-bearing deposits ........................              117                97               321               368
                                                                     --------          --------          --------          --------
                           Total interest income ...........            7,050             6,776            21,299            20,374
                                                                     --------          --------          --------          --------

INTEREST EXPENSE:
     Interest on:
          Deposits .........................................            2,542             2,497             7,707             7,351
          Federal Home Loan Bank advances ..................            1,304               982             3 983             3,045
          Other borrowings .................................              300               373               888             1,116
                                                                     --------          --------          --------          --------
                           Total interest expense ..........            4,146             3,852            12,578            11,512
                                                                     --------          --------          --------          --------

NET INTEREST INCOME ........................................            2,904             2,924             8,721             8,862

PROVISION FOR LOAN LOSSES ..................................               84                20               184               172
                                                                     --------          --------          --------          --------

NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES .......................................            2,820             2,904             8,537             8,690
                                                                     --------          --------          --------          --------

OTHER INCOME (LOSS):
     Service charges and other fees ........................              222               219               697               687
     Net gain on sale of:
          Loans ............................................               70                76               270               334
          Investment and mortgage-related securities .......               42                 9               291                56
          Real estate owned ................................                8                 6                 8                 7
          Other assets .....................................                                  1                                   1
     Real estate operations ................................              (68)              (11)              (92)              (29)
     Other income ..........................................               98                20               207                47
                                                                     --------          --------          --------          --------
                           Total other income ..............              372               320             1,381             1,103
                                                                     --------          --------          --------          --------

OPERATING EXPENSES:
     Salaries and employee benefits ........................              876               916             2,662             2,735
     Occupancy and equipment expenses ......................              258               264               771               761
     Professional fees .....................................              142               136               435               425
     Federal deposit insurance premium .....................               37                36               110               109
     Bank service charges ..................................              123               104               326               305
     Data processing .......................................               98                94               290               262
     Advertising ...........................................               90                69               247               216
     Provision for real estate owned losses ................                                140               350               140
     Minority interest in expense of subsidiary ............              393               393             1,179             1,179
     Other .................................................              206               211               783               632
                                                                     --------          --------          --------          --------
                           Total operating expenses ........            2,223             2,363             7,153             6,764
                                                                     --------          --------          --------          --------

INCOME BEFORE INCOME TAX EXPENSE ...........................              969               861             2,765             3,029

INCOME TAX EXPENSE .........................................              244               160               668               972
                                                                     --------          --------          --------          --------

NET INCOME .................................................         $    725          $    701          $  2,097          $  2,057
                                                                     ========          ========          ========          ========


BASIC EARNINGS PER COMMON SHARE ............................         $   0.35          $   0.33          $   1.03          $   0.96
                                                                     ========          ========          ========          ========

DILUTED EARNINGS PER COMMON SHARE ..........................         $   0.34          $   0.31          $   0.98          $   0.90
                                                                     ========          ========          ========          ========


See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (dollars in thousands)


                                                                                  Common
                                                                                   stock
                                                                Additional       acquired by
                                               Common             paid-in       stock benefit        Treasury
                                               stock              capital           plans              stock
                                               -----              -------           -----              -----

BALANCE AT SEPTEMBER 30, 1998                 $     14           $ 13,204        $ (1,789)          $ (4,575)

      ESOP stock committed
            to be released                                                             87
      Excess of fair value
            above cost of ESOP
            stock committed
            to be released                                            157
      RRP amortization                                                                105
      Dividends - $.18 per share
      Net unrealized loss on
            securities available for
            sale, net of tax
      Purchase of treasury stock                                                                      (1,047)
      Net income                              --------           --------        --------           --------

BALANCE AT JUNE 30, 1999                      $     14           $ 13,361        $ (1,597)          $ (5,622)
                                              ========           ========        ========           ========



                                                 Unrealized
                                                 gain (loss)
                                                on securities                           Total
                                              available for sale      Retained       stockholders'
                                                 (net of tax)         earnings          equity
                                                 ------------         --------          ------

BALANCE AT SEPTEMBER 30, 1998                     $  1,487           $ 18,323          $ 26,664

      ESOP stock committed
            to be released                                                                   87
      Excess of fair value
            above cost of ESOP
            stock committed
            to be released                                                                  157
      RRP amortization                                                                      105
      Dividends - $.18 per share                                         (409)             (409)
      Net unrealized loss on
            securities available for
            sale, net of tax                        (3,775)                              (3,775)
      Purchase of treasury stock                                                         (1,047)
      Net income                                                        2,097             2,097
                                                  --------           --------          --------

BALANCE AT JUNE 30, 1999                          $ (2,288)          $ 20,011          $ 23,879
                                                  ========           ========          ========


See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                                              Nine months ended
                                                                                                    June 30
                                                                                           ------------------------
                                                                                             1999            1998
                                                                                           --------        --------
OPERATING ACTIVITIES:
Net income                                                                                 $  2,097        $  2,057
     Adjustments to reconcile net income to net
          cash provided by (used in) operating activities:
               Provision for depreciation and amortization                                      335             341
               Amortization of premiums and discounts                                          (221)             85
               Gain on sales of:
                     Loans                                                                     (270)           (334)
                     Mortgage-related securities available for sale                                             (47)
                     Investment securities available for sale                                  (291)             (9)
                     Real estate owned                                                           (8)             (7)
               Provision for loan losses                                                        184             171
               Provision for real estate owned losses                                           350             140
               Amortization of stock benefit plans                                              349             441
     Changes in assets and liabilities which provided (used) cash:
               Origination of loans held for sale                                           (40,113)        (47,813)
               Loans sold in the secondary market                                            39,617          45,996
               Deferred income taxes                                                              4              28
               Accrued interest receivable                                                      285            (252)
               Prepaid expenses and other assets                                             (6,965)            (16)
               Accrued interest payable                                                         352             (52)
               Accrued expenses                                                                 332             745
                                                                                           --------        --------
                     Net cash (used in) provided by operating activities                     (3,963)          1,474
                                                                                           --------        --------

INVESTING ACTIVITIES:
     Loans originated                                                                       (75,626)        (39,125)
     Purchases of:
          Investment securities available for sale                                          (20,051)        (36,714)
          Mortgage-related securities available for sale                                    (38,217)        (26,422)
          Investment securities held to maturity                                                             (2,000)
          Mortgage-related securities held to maturity                                                       (2,687)
     Purchase of FHLB stock                                                                    (987)           (438)
     Proceeds from sales of real estate owned                                                 2,120           1,051
     Proceeds from sales of mortgage-related securities                                                      14,295
     Proceeds from sales of investment securities                                             6,791           7,009
     Principal collected on loans                                                            50,616          33,036
     Proceeds from maturities, calls, or repayments of:
          Investment securities available for sale                                           12,075           4,070
          Mortgage-related securities available for sale                                     38,414          21,316
          Investment securities held to maturity                                                              7,000
          Mortgage-related securities held to maturity                                        3,188           3,468
     Purchase of property and equipment                                                        (591)           (429)
     Net expenditures on real estate acquired through foreclosure and in development            (24)         (1,248)
                                                                                           --------        --------
                     Net cash used in investing activities                                  (22,292)        (17,818)
                                                                                           --------        --------

FINANCING ACTIVITIES:
     Net increase in deposit accounts                                                        11,307          13,855
     Net proceeds from FHLB advances and other borrowings                                    14,909             219
     Net increase in advances from borrowers for taxes and insurance                          2,102           2,106
     Purchase of treasury stock                                                              (1,047)         (1,840)
     Cash dividend                                                                             (409)           (358)
                                                                                           --------        --------
                     Net cash provided by financing activities                               26,862          13,982
                                                                                           --------        --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                607          (2,362)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             24,126          21,561
                                                                                           --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $ 24,733        $ 19,199
                                                                                           ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash payments for interest on deposits and borrowings                                 $ 12,226        $ 11,564
     Transfers of loans receivable into real estate owned                                     1,317             193
     Cash payments of income taxes                                                              715             850


See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 1999 (UNAUDITED) AND SEPTEMBER 30, 1998 AND
(UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998 (dollars in thousands, except per share amounts)


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

            The results of operations of the three and nine month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1999. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders for the year ended September 30, 1998.

            Certain information in this quarterly statement may constitute forward-looking information (within the meaning of the Private Securities Litigation Reform Act of 1998) that involves risks and uncertainties that could cause actual results to differ materially from those estimated. Persons are cautioned that such forward-looking statements are not guarantees of future performance and are subject to various factors which could cause actual results to differ materially from those estimated. These factors include changes in general economic and market conditions; changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines; and the development of an interest rate environment that adversely affects the interest rate spread or other income from the Company's investments and operations.


2.          INVESTMENT SECURITIES

            The amortized cost and approximate fair value of investment securities are as follows:

                                                                          June 30, 1999
                                                                          -------------
                                                                      Gross           Gross
                                                    Amortized      Unrealized       Unrealized      Approximate
                                                      Cost            Gain             Loss         Fair Value
                                                      ----            ----             ----         ----------
Available for Sale:
     U.S. Treasury securities and securities
         of U.S. Government agencies:
              1 to 5 years                           $ 5,744                         $    50         $ 5,694
              5 to 10 years                            4,994                             163           4,831
     Municipal obligations                            18,922         $    31             598          18,355
     Corporate bonds                                   2,010                             135           1,875
     Mutual funds                                      2,000                              20           1,980
     Preferred stocks                                  5,500              42              97           5,445
     Other equity investments                          2,390              10             162           2,238
                                                     -------         -------         -------         -------
                 Total                               $41,560         $    83         $ 1,225         $40,418
                                                     =======         =======         =======         =======

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
                                                           =======                ====                  ====              =======




3.          MORTGAGE-RELATED SECURITIES


                        Mortgage-related securities available for sale and
            mortgage-related securities held to maturity are summarized as follows:


                                                                                    June 30, 1999
                                                                                    -------------
                                                                                Gross              Gross
                                                          Amortized          Unrealized         Unrealized           Approximate
                                                            Cost                Gain               Loss              Fair Value
                                                            ----                ----               ----              ----------
 Available for Sale:

      FHLMC pass-through certificates                      $  12,694             $103                $ 155             $  12,642
      FNMA pass-through certificates                          33,987               47                  805                33,229
      GNMA pass-through certificates                          33,180               49                  676                32,553
      Collateralized mortgage obligations                     33,571              135                  801                32,905
                                                             -------             ----                 ----               -------
            Total                                           $113,432             $334               $2,437              $111,329
                                                            ========             ====               ======              ========


 Held to Maturity:

      FHLMC pass-through certificates                       $  3,594              $15                $  49              $  3,560
      FNMA pass-through certificates                           7,366                                   246                 7,120
      Collateralized mortgage obligations                      4,578                                   198                 4,380
                                                              ------            -----                 ----                ------
            Total                                            $15,538              $15                 $493               $15,060
                                                             =======              ===                 ====               =======

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
                                                                =======              ===                 ====               =======


            The collateralized mortgage obligations contain both fixed and adjustable classes of bonds which are repaid in accordance with a predetermined priority. The underlying collateral of the bonds primarily consist of loans which are insured or guaranteed by FHLMC, FNMA, or the GNMA.

            The mortgage-related securities designated as available for sale, by definition, could be sold in response to changes in interest rates and cash flows or for restructuring purposes.

5.          LOANS RECEIVABLE

            Loans receivable consist of the following:

                                                                                            June 30                    September 30
                                                                                              1999                          1998
                                                                                              ----                          ----
Real estate loans:
      Single-family                                                                         $ 162,774                     $ 148,088
      Construction and land                                                                    20,937                        15,858
      Multi-family and commercial                                                              29,623                        20,563
Consumer loans:
      Home equity and lines of credit                                                          18,190                        19,609
      Deposit                                                                                     213                           181
      Education                                                                                   360                           449
      Other                                                                                     1,144                         1,429
Commercial loans                                                                                1,476                         1,390
                                                                                            ---------                     ---------
      Total loans                                                                             234,717                       207,567
Loans in process                                                                               (8,653)                       (5,781)
Allowance for loan losses                                                                      (1,857)                       (1,738)
Deferred loan fees                                                                             (1,681)                       (1,705)
                                                                                            ---------                     ---------
Loans receivable - net                                                                      $ 222,526                     $ 198,343
                                                                                            =========                     =========

The following is an analysis of the allowance for loan losses:


                                                                                                     Nine Months Ended
                                                                                                             June 30
                                                                                                     ---------------------
                                                                                              1999                           1998
                                                                                             -------                        -------
Balance beginning of period                                                                  $ 1,738                        $ 1,628
Provisions charged to income                                                                     184                            172
Charge-offs                                                                                      (67)                           (54)
Recoveries                                                                                         2                             15
                                                                                             -------                        -------
Total                                                                                        $ 1,857                        $ 1,761
                                                                                             =======                        =======


            At June 30, 1999 and September 30, 1998, non-performing loans (which consists of loans in excess of 90 days delinquent) amounted to approximately $3,761 and $3,704, respectively.

6.          DEPOSITS

            Deposits consist of the following major classifications:

                                                                        June 30                          September 30
                                                                         1999                                 1998
                                                                         ----                                 ----
                                                               Amount            Percent             Amount            Percent
                                                               ------            -------             ------            -------
Non-interest bearing accounts                                 $  7,214               2.8%           $  8,254               3.3%
NOW accounts                                                    35,762              13.8              28,181              11.4
Passbook accounts                                               41,243              15.9              37,988              15.4
Money market demand accounts                                    17,720               6.9              16,087               6.5
Certificate accounts                                           156,679              60.6             156,801              63.4
                                                              --------          --------            --------          --------
Total                                                         $258,618             100.0%           $247,311             100.0%
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

                   For the three and nine months ended June 30, 1999 and 1998, the Company's comprehensive income was as follows:


                                                                        Three Months Ended              Nine Months Ended
                                                                              June 30                        June 30
                                                                             ---------                       --------
                                                                        1999            1998            1999            1998
                                                                     -------         -------         -------         -------
Net income                                                           $   725         $   701         $ 2,097         $ 2,057
Net SFAS 115 adjustment                                               (2,579)           (150)         (3,775)            367
                                                                     -------         -------         -------         -------
Total comprehensive income (loss)                                    $(1,854)        $   551         $(1,678)        $ 2,424
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

         The calculated basic and diluted earnings per share ("EPS") is as follows:

                                                             For the Three Months Ended               For the Nine Months Ended
                                                                      June 30,                                  June 30,
                                                                      --------                                  --------
                                                              1999                 1998                 1999                 1998
                                                           ----------           ----------           ----------           ----------
Numerator                                                  $      725           $      701           $    2,097           $    2,057
Denominators:
   Basic shares outstanding                                 2,044,095            2,122,631            2,039,771            2,143,440
   Effect of dilutive securities                               98,729              135,095              104,032              138,620
                                                           ----------           ----------           ----------           ----------
   Dilutive shares outstanding                              2,142,824            2,257,726            2,143,803            2,282,060
                                                           ==========           ==========           ==========           ==========
EPS:
   Basic                                                   $     0.35           $     0.33           $     1.03           $     0.96
   Diluted                                                 $     0.34           $     0.31           $     0.98           $     0.90

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 (UNAUDITED) AND SEPTEMBER 30, 1998

Total assets of the Company increased $26.2 million or 6.3% from $415.9 million at September 30, 1998 to $442.1 million at June 30, 1999 primarily due to a $24.2 million increase in loans receivable - net and a $7.0 million increase in prepaid expenses and other assets partially offset by a $4.2 million decrease in mortgage-related securities available for sale. The increased loan growth was concentrated primarily in single-family, construction and commercial real estate loans and funded through deposits and cash flows as well as advances from the Federal Home Loan Bank of Pittsburgh. The decrease in the mortgage-related securities available for sale was primarily due to decreases in the market value of the securities combined with cash prepayments. The increase in prepaid expenses and other assets was due to the purchase of $7.0 million of bank owned life insurance policies in order to fund ongoing costs of employee benefit and retirement plans.

Deposits increased $11.3 million or 4.6% from $247.3 million at September 30, 1998 to $258.6 million at June 30, 1999. The increase resulted primarily from the growth in core deposits which are passbook accounts, NOW accounts, money market accounts and commercial checking.

Stockholders' equity decreased $2.8 million due to the combined effects of the repurchase of shares of common stock pursuant to the Company's publicly announced repurchase program, dividends paid and a decrease in the market valuation, net of taxes, of securities available for sale partially offset by the Company's net income for the nine months ended June 30, 1999.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998

Net Income.

Net income was $725,000 for the three months ended June 30, 1999 as compared to $701,000 for the same period in 1998. Net income for the nine month periods ended June 30, 1999 and 1998 was $2.1 million and $2.06 million, respectively. The $24,000 or 3.4% increase in net income for the three months ended June 30, 1999 was primarily due to a $52,000 increase in other income combined with a $140,000 decrease in operating expenses partially offset by a $64,000 increase in the provision for loan losses together with a $84,000 increase in income tax expense. The $40,000 increase in net income for the nine months ended June 30, 1999 compared to the same period in 1998 was primarily due to a $304,000 decrease in income tax expense as well as a $278,000 increase in other income offset in part by a $389,000 increase in operating expenses and a $141,000 decrease in net interest income.

Net Interest Income.

Net interest income decreased $20,000 to $2.9 million and $141,000 to $8.7 million for the three and nine months ended June 30, 1999, respectively. Such decreases were primarily due to a $294,000 or 7.6% and a $1.1 million or 9.3% increase in interest expense for the three and nine months ended June 30, 1999, respectively, which were partially offset by a $274,000 or 4.0% and a $925,000 or 4.5% increase in interest income during such periods. The average balance of interest-earning assets increased $36.1 million and $38.8 million for the three and nine months ended June 30, 1999, respectively, as compared to the same period in 1998. Calculated on a fully taxable equivalent basis, the weighted average yield earned on such amount for the three and nine months ended June 30, 1999 decreased 34 basis points to 7.05% and 35 basis points to 7.14%, respectively, compared to the 1998 periods. In addition, net interest income was affected by an increase in the average balance of interest-bearing liabilities of $43.0 million and $44.7 million for the three and nine months ended June 30, 1999, respectively, as compared to the same period in 1998. However, the weighted average rate paid of such liabilities decreased 21 basis points to 4.42 % and 18 basis points to 4.49% during the three and nine months ended June 30, 1999, respectively, as compared to 4.63% and to 4.67%, respectively, during the three and nine months ended June 30, 1998. The interest rate spread and net interest margin amounted to 2.63% and 2.96% for the three months ended June 30, 1999 as compared to 2.76% and 3.23% for the same period in 1998. The interest rate spread and net interest margin were 2.65% and 2.98%, respectively, for the nine months ended June 30, 1999 as compared to 2.82% and 3.28% for the same periods in 1998. The decline in the net interest rate spread and net interest margin is primarily due to the compression of the yield curve, reflecting the movement of market rates of interest. The Bank's yield on interest-earning assets, primarily tied to longer term interest rates, has declined at a more rapid pace than the Bank's funding liabilities, which are primarily tied to shorter term rates.

Provision for Loan Losses.

The Company's provision for loan losses increased to $84,000 for the three months ended June 30, 1999 as compared to $20,000 for the same period in 1998. For the nine months ended June 30, 1999 and 1998, the provision for loan losses was $184,000 and $172,000, respectively.

Other Income.

Other income increased $52,000 or 16.3% to $372,000 and $278,000 or 25.2% to
$1.4 million for the three and nine months ended June 30, 1999, respectively, as compared to the same periods in 1998. The increase was primarily a result of increases in the net gain on sales of mortgage-related securities and investments along with an increase in other income due to the purchase of bank owned life insurance policies offset by a decrease in real estate operations. Gain on sales of investment and mortgage-related securities are highly dependent on market conditions and consequently the amount of gains may differ materially in subsequent quarters.

Operating Expenses.

Operating expenses decreased $140,000 or 5.9% during the three months ended June 30, 1999 as compared to the same period in 1998. The decrease was primarily due to decreases of $40,000 and $140,000 in salaries and employee benefits and provisions for real estate owned, respectively, partially offset by increases in bank service charges and advertising expenses. For the nine months ended, June 30, 1999, operating expenses increased $389,000 or 5.8% due to an increase of $210,000 in the provision relating to a real estate owned property consisting of a 106-lot residential townhouse project located in Pennsylvania. The project was completed in March 1999. In addition, increases of $21,000, $31,000, $28,000 and $151,000 were incurred in bank service changes, advertising, data processing and other expenses, respectively, offset by a reduction of $73,000 in salaries and employee benefits.

Income Tax Expense.

Income tax expense increased $84,000 to $244,000 for the three months ended June 30, 1999 compared to June 30, 1998, while decreasing $304,000 to $668,000 for the nine months ended June 30, 1999. The increase during the three months ended June 30, 1999 is a result of an increase in income before income taxes and recognition in the third quarter of fiscal 1998 of a reversal of 127,000 in state income taxes which was accrued in a prior quarter. For the nine months ended June 30, 1999, the decreases were primarily a result of decreases in income before income taxes combined with the implementation of various tax planning strategies including investments in tax-exempt securities.

Year 2000 Compliance

The Year 2000 Issue is the result of computer programs which were written using two digits rather than four to define the applicable year. As a result, such programs may recognize a date using "00" as the year 1900 instead of the year 2000 which could result in system failures or miscalculations.

In order to be ready for the year 2000, the Company has developed a Year 2000 Policy (the "Policy") which was presented to the Board of Directors during June 1997. The Policy was developed using the guidelines outlined in the Federal Financial Institutions Examination's Council's "The Effect of Year 2000 on Computer Systems". The Board of Directors and its Executive Committee assigned responsibility for the Policy to the Year 2000 Committee, which reports to the Board of Directors on a monthly basis. The Policy recognizes that the Company's operating, processing and accounting operations are computer reliant and could be affected by the Year 2000 Issue. The Company is primarily reliant on third party vendors for its computer output and processing, as well as other significant functions and services (i.e., securities safekeeping services, securities pricing information, etc.). The Year 2000 Committee is continually working with these third party vendors to assess their year 2000 readiness. Based upon the initial assessment, management presently believes that with planned modifications to existing software and hardware and planned conversions to new software and hardware, the Company's third party vendors are taking the appropriate steps to ensure critical systems will function properly. The Company has identified 74 priority 1 (directly effects customers) and 61 priority 2 (effects employee's ability to service customers) third party vendors. Of such priority 1 and priority 2 vendors, as of June 30, 1999, the Company has been informed thereby that 80% are Year 2000 compliant. The Company's data service processing vendor, which is its major software provider, has informed the Company that it has completed testing and updating systems. The initial phase of testing of the data service processor's updated system was successfully completed in January 1999, and the subsequent phase of modifications and conversions and related testing of the system was completed by March 31, 1999. Substantially all of the Company's vendors of its priority 1 and priority 2 applications (discussed below) have provided assurances, written or oral, that they are working to make their products and services Year 2000 compliant. While the Company has received assurances from such vendors as to compliance, such assurances are not guarantees and may not be enforceable. The Company's existing older contracts with such vendors do not include Year 2000 certifications or warranties. Thus, in the event such vendor's products and/or services are not Year 2000 compliant, the Company's recourse in the event of such failure may be limited. If the required modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company. There can be no assurance that potential system interruptions or unanticipated additional expense incurred to obtain Year 2000 compliance will not have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. Nevertheless, the Company does not believe that the cost of addressing the Year 2000 issues will be a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial conditions, nor does it believe that the costs or the consequences of incomplete or untimely resolution of its Year 2000 issues represents a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition.

The Year 2000 issues also affect certain of the Company's customers, particularly in the areas of access to funds and additional expenditures to achieve compliance. As of June 30, 1999, the Company had contacted all of its commercial credit customers (86 borrowers with loans outstanding aggregating $21.8 million) regarding the customers' awareness of the Year 2000 Issue. While no assurance can be given that the customers will be Year 2000 compliant, management believes, based on representations of such customers and reviews of their operations (including assessments of the borrowers' level of sophistication and data and record keeping requirements), that the customers are either addressing the appropriate issues to insure compliance or that they are not faced with material Year 2000 issues. In the majority of cases the credit extended to such borrowers is collateralized by real estate which inherently minimizes the Company's exposure to loss in the event that such borrowers do experience problems becoming Year 2000 compliant. The remaining borrowers have completed their Year 2000 projects or are in the process of completing their projects. The Year 2000 Committee is continually working with its commercial customers to assess their Year 2000 readiness.

The Company has completed its own company-wide Year 2000 contingency plan. Individual contingency plans concerning specific software and hardware issues and operational plans for continuing operations were completed by December 1998. The Year 2000 Committee has reviewed substantially all mission critical test plans and contingency plans to ensure the reasonableness of the plans. Testing began on mission critical systems in August 1998 with a majority of such systems completed by March 31, 1999. The Company has developed contingency plans for substantially all priority 1 and priority 2 applications which address operational policies and procedures in the event of data processing, electric power supply and/or telephone service failures associated with the Year 2000. Such contingency plans provide documented actions to allow the Company to maintain and/or resume normal operations in the event of the failure of priority 1 and priority 2 applications. Such plans identify participants, processes and equipment that will be necessary to permit the Company to continue operations. The plans include providing off-line system processing, back-up electrical and telephone systems and other methods to ensure the Company's ability to continue to operate. The costs of modifications to the existing software is being primarily absorbed by the third party vendors. The Company recognizes that the need exists to purchase new hardware and software regardless of year 2000 implications. Based upon current estimates, the Company has identified the hardware and software that would have to be replaced, and have found the amounts to not be material and consistent with the Company's normal expenditures for technology upgrades. The Company has been charged $25,000 to participate in the data service processor's Year 2000 testing which the amount has been incurred by the Company as of June 30, 1999.

Liquidity and Capital Resources.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At June 30, 1999, the Company had short-term borrowings outstanding of $35.1 million, all of which were advances from the Federal Home Loan Bank of Pittsburgh.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At June 30, 1999, the total approved loan commitments outstanding amounted to $12.9 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $24.4 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1999 totaled $123.2 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

First Keystone Federal Savings Bank (the "Bank"), the Company's wholly owned subsidiary, is required by the Office of Thrift Supervision ("OTS") to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 4% of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand from withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Bank's average monthly liquidity ratio for June 1999 was 6.91%.

As of June 30, 1999, the Bank had regulatory capital in excess of applicable limits. The Bank is required under certain federal regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital to at least 8.0% of its total risk-weighted assets. At June 30, 1999, the Bank had tangible and core capital equal to 8.3% of adjusted total assets and total capital equal to 19.6% of risk-weighted assets.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                          DISCLOSURES ABOUT MARKET RISK

The Company's balance sheet consists of interest-earning assets and interest-bearing liabilities and is therefore exposed to interest rate risk. The following additional information is being provided regarding the exposure to this interest rate risk.

The Company utilizes reports prepared by the OTS to measure interest rate risk. Using data from the Bank's quarterly thrift financial reports, the OTS models the net portfolio value ("NPV") of the Bank over a variety of interest rate scenarios. The NPV is defined as the present value of expected cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing off-balance sheet contracts. The model assumes instantaneous, parallel shifts in the U.S. Treasury Securities yield curve of 100 to 300 basis points, either up or down, and in 100 basis point increments.

The interest rate risk analysis used by the OTS includes an "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure". The "Post-Shock" NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low "Post-Shock" NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The "Sensitivity Measure" is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following table sets forth the Bank's NPV as of March 31, 1999, the most recent data for which data is available.



                               Net Portfolio Value

     Changes in
       Rates in                                 Dollar              Percentage        Net Portfolio Value      Change in
    Basis Points           Amount               Change                Change           As a % of Assets       Percentage(1)
    ------------           ------               ------                ------           ----------------       -------------
        200               $24,881              (17,165)               (40.82)%               5.97%             (37.68)%
        100                34,033               (8,013)               (19.06)                7.94              (17.12)
          0                42,046                                                            9.58
       (100)               47,640                5,594                 13.30                10.65               11.17
       (200)               51,968                9,922                 23.60                11.44               19.42


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

Based upon the Company's knowledge as of the date hereof, the Company does not believe that there has been any material change in the Company's asset and liability position or the market value of the Company's portfolio equity since March 31, 1999.

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

No                                         Description
--                                         -----------
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

27                Financial Data Schedule

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



      FIRST KEYSTONE FINANCIAL, INC.



Date:       August 12, 1999           By: /s/ Donald S. Guthrie
                                         -------------------------------------
                                      Donald S. Guthrie
                                      President and Chief Executive Officer


Date:       August 12, 1999           By: /s/ Thomas M. Kelly
                                         -------------------------------------
                                      Thomas M. Kelly
                                      Executive Vice-President and Chief
                                      Financial Officer