Form 10-K
period 1999-09-30
FIRST KEYSTONE FINANCIAL INC
filed 1999-12-29
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED SEPTEMBER 30, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

As of December 15, 1999 the aggregate value of the 1,897,005 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 354,711 shares held by all directors and officers of the Registrant as a group, was approximately $17.5 million. This figure is based on the last known trade price of $9.25 per share of the Registrant's Common stock on December 15, 1999.

Number of shares of Common Stock outstanding as of December 15, 1999:  2,251,716

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1999 are incorporated into Parts II and III.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

PART I.

Item 1.  BUSINESS

GENERAL

     First Keystone Financial, Inc. (the "Company") is a Pennsylvania corporation and sole shareholder of First Keystone Federal Savings Bank (the "Bank") which converted to the stock form of organization in January 1995. The only significant assets of the Company are the capital stock of the Bank, the Company's loans to its employee stock ownership plan, and various equity and other investments. See Note 19 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for the year ended September 30, 1999 set forth as Exhibit 13 hereto ("Annual Report"). The business of the Company primarily consists of the business of the Bank.

     The Bank is a traditional, community oriented federal savings bank emphasizing customer service and convenience. The Bank's primary business is to attract deposits from the general public and invest those funds together with other available sources of funds, primarily borrowings, to originate loans. A substantial portion of the Bank's deposits are comprised of core deposits consisting of passbook, money market("MMDA"), NOW and noninterest-bearing accounts which amounted to $101.1 million or 38.7% of the Bank's total deposits at September 30, 1999. The Bank's primary lending emphasis has been loans secured by first and second liens on single-family (one-to-four units) residences located in Delaware and Chester Counties, Pennsylvania and to a lesser degree, Montgomery County, Pennsylvania and New Castle County, Delaware. The Bank originates these first mortgage loans for resale into the secondary market while retaining for its portfolio adjustable-rate mortgage loans and fixed-rate loans that complement the Bank's asset/liability strategies. The Bank also originates, due to their shorter terms, adjustable or variable interest rates, higher yields, and as a result of the Bank's analysis that the markets have become more stable, loans secured by commercial and residential multi-family real estate properties as well as residential and commercial construction loans secured by properties located in the Bank's market area. The Bank's originations of commercial, construction and multi-family loans has continued to increase as a direct result of the Bank's emphasis on developing business loan products. Multi-family and commercial real estate loans amounted to $31.2 million or 13.1% of the total loan portfolio at September 30, 1999 as compared to $20.6 million or 9.9% at September 30, 1998. The Bank also originates for sale, servicing released, in the secondary market, single-family residences secured by first and second mortgages with respect to non-conforming jumbo loans and sub-prime loans to credit impaired borrowers. The Bank also purchases loan participation interests depending on market conditions and portfolio needs.

     To a lesser extent, the Bank also originates consumer loans (consisting almost entirely of home equity loans and lines of credit) and other mortgage loans.

     In addition to its deposit gathering and lending activities, the Bank invests in mortgage-related securities, substantially all of which are issued or guaranteed by U.S. Government agencies and government sponsored enterprises, as well as U.S. Treasury and federal government agency obligations and municipal obligations. At September 30, 1999, the Bank's mortgage-related securities (including mortgage-related securities available for sale) amounted to $127.5 million, or 28.3% of the Company's total assets, and investment securities available for sale amounted to $44.3 million, or 9. 8% of total assets.

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

     Philadelphia's central location in the northeast corridor, its well-educated and skilled population base, infrastructure and other factors has made the Bank's market area attractive to many large corporate employers. Such employers include Comcast Corp., Boeing, State Farm Insurance, Unisys Corp., ARCO Chemical Company, PECO Energy, SAP America, Inc., and many others. There are over seventy-five Fortune 1,000 companies maintaining a presence in this area and approximately twenty Fortune 500 companies headquartered in the region surrounding the Philadelphia PMSA including CIGNA Corp., E.I. duPont de Nemours, Bethlehem Steel, Ikon Office Solutions, Sun Company, Crown Cork & Seal and others.

     Delaware County has experienced slower population growth than the Philadelphia PMSA, although the growth rates in the outlying areas of Delaware County have exceeded that of the Philadelphia PMSA. Since 1990, there has been no population growth in Delaware County and it is expected to increase by less than 1 percent over the next 20 years. Chester County, on the other hand, has grown over 11% since 1990 and expected to increase further through the millennium. By comparison, median household income in Delaware County and Chester County is approximately $42,300 and $55,100, respectively, both of which are near or more than the Philadelphia PMSA median of approximately $26,900 (1996 estimates). Likewise, median home values in Delaware and Chester Counties were approximately $113,200 and $155,900, respectively, as compared to approximately $112,000 for the Philadelphia PMSA in 1990. Unemployment rates in Delaware County have been below those experienced by the Philadelphia PMSA but higher than some of the other counties comprising the PMSA. The average annual unemployment rate (not seasonally adjusted) for 1999 through October was 3.6% in Delaware County and 2.5% in Chester County as compared to 4.1% for the Philadelphia PMSA.

     Lending Activities

     Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated (excluding loans held for sale).



                                                                                                              September 30,
                                          ---------------------------------------------------------------------------------
                                                        1999                 1998                 1997                 1996
                                          ------------------   ------------------   ------------------   ------------------
                                           Amount       %       Amount       %       Amount       %       Amount       %
                                          --------   -------   --------   -------   --------   -------   --------   -------
                                                                       (Dollars in thousands)
Real estate loans:
  Single-family                           $166,802    69.82%   $148,088    71.34%   $135,168    68.53%   $122,270    68.68%
  Multi-family and commercial               31,188    13.05      20,563     9.91      18,305     9.28      11,129     6.25
  Construction and land                     18,426     7.71      15,858     7.64      16,400     8.31      17,682     9.93
                                          --------   ------    --------   ------    --------   ------    --------   ------
      Total real estate loans              216,416    90.58     184,509    88.89     169,873    86.12     151,081    84.86
                                          --------   ------    --------   ------    --------   ------    --------   ------

Consumer:
  Home equity loans and lines of credit     18,624     7.80      19,609     9.45      22,964    11.64      20,444    11.48
  Deposit                                      243      .10         181      .09         348      .18         457      .26
  Education                                    365      .15         449      .21         365      .19         917      .52
  Other (1)                                  1,080      .45       1,429      .69       1,690      .86       2,212     1.24
                                          --------   ------    --------   ------    --------   ------    --------   ------
      Total consumer loans                  20,312     8.50      21,668    10.44      25,367    12.87      24,030    13.50
                                          --------   ------    --------   ------    --------   ------    --------   ------
Commercial business loans                    2,190      .92       1,390      .67       2,000     1.01       2,923     1.64
                                          --------   ------    --------   ------    --------   ------    --------   ------
      Total loans receivable (2)           238,918   100.00%    207,567   100.00%    197,240   100.00%    178,034   100.00%
                                          --------   ======    --------   ======    --------   ======    --------   ======

Less:
  Loans in process (construction
    and land)                                9,005                5,781                5,670                6,368
  Deferred loan origination fees
    and discounts                            1,610                1,705                1,653                1,512
  Allowance for loan losses                  1,928                1,738                1,628                2,624
                                          --------             --------             --------             --------
                                            12,543                9,224                8,951               10,504
                                          --------             --------             --------             --------
      Total loans receivable, net         $226,375             $198,343             $188,289             $167,530
                                          ========             ========             ========             ========

                                               September 30,
                                          ------------------
                                                        1995
                                          ------------------
                                           Amount       %
                                          --------   -------
                                        (Dollars in thousands)
Real estate loans:
  Single-family                           $115,225    69.01%
  Multi-family and commercial               11,789     7.06
  Construction and land                     16,343     9.79
                                          --------   ------
      Total real estate loans              143,357    85.86
                                          --------   ------

Consumer:
  Home equity loans and lines of credit     18,229    10.92
  Deposit                                      350      .21
  Education                                  1,010      .60
  Other (1)                                  1,491      .89
                                          --------   ------
      Total consumer loans                  21,080    12.62
                                          --------   ------
Commercial business loans                    2,533     1.52
                                          --------   ------
      Total loans receivable (2)           166,970   100.00%
                                          --------   ======

Less:
  Loans in process (construction
    and land)                                6,070
  Deferred loan origination fees
    and discounts                            1,411
  Allowance for loan losses                  1,487
                                          --------
                                             8,968
                                          --------
      Total loans receivable, net         $158,002
                                          ========



-----------------------------

(1)  Consists primarily of credit cards and consumer lease receivables.

(2) Does not include $1.8 million, $2.8 million, $4.6 million, $2.4 million, and $57,000 of loans held for sale at September 30, 1999, 1998, 1997, 1996, and 1995, respectively.

     Contractual Principal Repayments. The following table sets forth the scheduled contractual maturities of the Bank's loans held to maturity at September 30, 1999. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank's loan portfolio held to maturity.

                                                                    Real Estate Loans
                                                 ------------------------------------------------------
                                                                 Multi-family                              Consumer and
                                                                     and        Construction                Commercial
                                                 Single-family    Commercial      and Land      Total     Business Loans    Total
                                                 -------------    ----------      --------      -----     --------------    -----
                                                                                   (In thousands)
Amounts due in:
  One year or less                                  $  7,037       $ 2,275        $18,426      $ 27,738      $ 5,255       $ 32,993
  After one year through three years                  12,580         6,287                       18,867        4,614         23,481
  After three years through five years                12,551        10,147                       22,698        3,380         26,078
  After five years through ten years                  33,599        10,344                       43,943        5,743         49,686
  After ten years through twenty
    years                                             34,120         1,117                       35,237        2,050         37,287
  Over twenty years                                   66,915         1,018                       67,933        1,460         69,393
                                                    --------       -------        -------      --------      -------       --------
    Total(1)                                        $166,802       $31,188        $18,426      $216,416      $22,502       $238,918
                                                    ========       =======        =======      ========      =======       ========

Interest rate terms on amounts due after
  one year:
  Fixed                                                                                        $146,625      $15,249       $161,874
  Adjustable                                                                                     42,053        1,998         44,051
                                                                                               --------      -------       --------
    Total(1)                                                                                   $188,678      $17,247       $205,925
                                                                                               ========      =======       ========


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

                                                     Year Ended September 30,
                                             ---------------------------------------
                                                1999           1998           1997
                                             ---------      ---------      ---------
                                                          (In thousands)
Gross loans at beginning of period(1)        $ 210,366      $ 201,817      $ 180,491
                                             ---------      ---------      ---------
Loan originations for investment:
  Real estate:
    Residential                                 49,970         39,226         18,016
    Commercial and multi-family                 18,031          3,578          8,458
    Construction                                22,313         14,662         16,298
                                             ---------      ---------      ---------
      Total real estate loans originated
        for investment                          90,314         57,466         42,772
   Consumer                                      7,309          4,819          8,859
   Commercial business                           3,594          4,231          2,755
                                             ---------      ---------      ---------
      Total loans originated for
        investment                             101,217         66,516         54,386
Loans originated for resale                     46,199         56,398         37,209
                                             ---------      ---------      ---------
      Total originations                       147,416        122,914         91,595
                                             ---------      ---------      ---------
Deduct:
  Principal loan repayments and
    prepayments                                (68,549)       (55,982)       (34,779)
  Transferred to real estate owned              (1,317)          (207)          (411)
  Loans sold in secondary market               (47,206)       (58,176)       (35,079)
                                             ---------      ---------      ---------
      Subtotal                                 117,072        114,365         70,269
                                             ---------      ---------      ---------
Net increase  in loans(1)                       30,344          8,549         21,326
                                             ---------      ---------      ---------
Gross loans at end of period(1)              $ 240,710      $ 210,366      $ 201,817
                                             =========      =========      =========

------------------------------

(1) Includes loans held for sale of $1.8 million, $2.8 million, and $4.6 million at September 30, 1999, 1998 and 1997, respectively.

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

     Applications for single-family residential mortgage loans which are originated for resale in the secondary market or loans designated for portfolio retention that conform to the requirements for resale into the secondary market and do not exceed Fannie Mae ("FNMA")/Freddie Mac ("FHLMC") limits are approved by the Bank's Chief Lending Officer or in his absence, by the Senior Loan Underwriter or Loan Committee (a committee comprised of four directors and the Bank's Chief Lending Officer). All other first mortgage loans (commercial and multi-family residential real estate and construction loans) and residential mortgage loans in excess of FNMA/FHLMC maximum amounts (currently $240,000) but less than $1.0 million must be approved by the Loan Committee. All first mortgage loans in excess of $1.0 million must be approved by the Bank's Board of Directors or the Executive Committee thereof. All mortgage loans which do not require approval by the Board of Directors are submitted to the Board at its next meeting for review and ratification. Home equity loans and lines of credit up to $100,000 can be approved by the Chief Lending Officer, the Vice President of Construction Loans or the Administrative Vice President of Mortgage Lending. Loans in excess of such amount must be approved by the Loan Committee.

     Applications for non-conforming and sub-prime residential real estate loans, submitted by correspondents and sold servicing released into the secondary market, are packaged and submitted for pre-approval to the buyer prior to closing. The Bank, on occasion will originate non-conforming loans in accordance with the buyers' underwriting standards and sells them in bulk to such buyers. See "- Mortgage Banking Activities."

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

     The single-family residential mortgage loans offered by the Bank currently consist of fixed-rate loans, including bi-weekly and balloon loans, and adjustable-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank's fixed-rate loans are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the FHLMC and the FNMA, and other investors in the secondary mortgage market. The Bank also offers bi-weekly loans under the terms of which the borrower makes payments every two weeks. Although such loans have a 30 year amortization schedule, due to the bi-weekly payment schedule, such loans repay substantially more rapidly than a standard monthly amortizing

30-year fixed-rate loan. The Bank also offers five and seven year balloon loans which provide that the borrower can conditionally renew the loan at the fifth or seventh year at a to-be-determined rate for the remaining 25 or 23 years, respectively, of the amortization period. At September 30, 1999, $134.2 million, or 56.2%, of the Bank's single-family residential mortgage loans held in portfolio were fixed-rate loans, including $29.0 million of bi-weekly fixed-rate residential mortgage loans.

     The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one or three years in accordance with a designated index, such as U.S. Treasury obligations, adjusted to a constant maturity ("CMT"), plus a stipulated margin. The Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a cap of 6% over the life of the loan. In order to increase acceptance of adjustable-rate loans, the Bank recently has been originating loans which are fixed for a period of one to three years after which they convert to one-year adjustable-rate loans. The Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. Although the Bank does offer adjustable-rate loans with initial rates below the fully indexed rate, such loans are underwritten using methods approved by FHLMC and FNMA which requires borrowers to be qualified at 2% above the discounted loan rate under certain conditions. At September 30, 1999, $43.3 million or 29.2% of the Bank's single-family residential mortgage loans held for portfolio were adjustable-rate loans.

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

     For conventional residential mortgage loans held in portfolio and also for those loans originated for sale in the secondary market, the Bank's maximum loan-to-value ("LTV") ratio is 97%, and is based on the lesser of sales price or appraised value. On most loans with a LTV ratio of over 80%, private mortgage insurance is required to be obtained.

     Commercial and Multi-Family Residential Real Estate Loans. The Bank has moderately increased its investment in commercial and multi-family lending. Such loans are being extended primarily to small and medium-sized businesses located in the Bank's primary market area, a portion of the market that the Bank believes has been underserved in recent years. Loans secured by commercial and multi-family real estate amounted to $31.2 million, or 13.1%, of the Bank's total loan portfolio, at September 30, 1999. The Bank's commercial and multi-family residential real estate loans are secured primarily by professional office buildings, small retail establishments, warehouses and apartment buildings (with 36 units or less) located in the Bank's primary market area.

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

     Construction Loans. Substantially all of the Bank's construction loans consist of loans to construct single-family properties extended either to individuals or to selected developers with whom the Bank is familiar to build such properties on a pre-sold or limited speculative basis.

     To a lesser extent, the Bank provides financing for construction to permanent commercial loan properties. The loan converts to permanent commercial term loan upon completion of construction. With respect to construction loans to individuals, such loans have a maximum term of six months, have variable rates of interest based upon the prime rate published in the Wall Street Journal plus a margin and have loan-to-value ratio of 80% or less of the appraised value upon completion and generally do not require the amortization of principal during the term. Upon completion of construction, the loans convert to permanent residential mortgage loans. Commercial construction loans have a maximum term of 12 months during the construction period with interest based upon the prime rate published in the Wall Street Journal ("Prime Rate") plus a margin and have LTV ratios of 70% or less of the appraised value upon completion. The loans convert to permanent commercial term loans upon completion of construction.

     The Bank also provides construction loans and lines of credit to developers. The majority of construction loans consist of loans to selected local developers with whom the Bank is familiar to build single-family dwellings on a pre-sold or, to a significantly lesser extent, on a speculative basis. The Bank generally limits to two the number of unsold units which a developer may have under construction in a project. Such loans generally have terms of 24 to 36 months or less, have maximum loan-to-value ratios of 75% of the appraised value upon completion and generally do not require the amortization of the principal during the term. The loans are made with floating rates of interest based on the Prime Rate plus a margin adjusted on a monthly basis. The Bank also receives origination fees which generally range from 1.0% to 3.0% of the commitment. The borrower is required to fund a portion of the project's costs, the exact amount being determined on a case-by-case basis. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and which have added to the value of the project. Only interest payments are due during the construction phase and the Bank may provide the borrower with an interest reserve from which it can pay the stated interest due thereon. The Bank's construction loans include loans to developers to acquire the necessary land, develop the site and construct the residential units ("ADC loans").

     At September 30, 1999, residential construction loans totaled $13.6 million, or 5.7%, of the total loan portfolio, which primarily consisted of construction loans to developers. At September 30, 1999, commercial construction loans totaled $585,000, or .25% of the total loan portfolio.

     The Bank also will originate ground or land loans, both to individuals to purchase a building lot on which he intends to build his primary residence, as well as to developers to purchase lots to build speculative homes at a later date. Such loans have terms of 36 months or less with a maximum loan-to-value ratio of 75% of the lower of appraised value or sale price. The loans are made with floating rates based on the Prime Rate plus a margin. The Bank also receives origination fees, which generally range between 1.0% and 3.0% of the loan amount. At September 30, 1999, land loans (including loans to acquire and develop land) totaled $4.2 million or 1.8% of the total loan portfolio.

     Loans to developers include both secured and unsecured lines of credit with outstanding commitments totaling $800,000. All have personal guaranties of the principals and are cross-collateralized with existing loans. Loans outstanding under builder lines of credit totaled $592,000, or .25% of the total loan portfolio at September 30, 1999. These loans were unsecured and given only to the Bank's most creditworthy and long standing customers.

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

     Consumer Lending Activities. The Bank offers consumer loans in order to provide a full range of retail financial services to its customers. At September 30, 1999, $20.3 million, or 8.5%, of the Bank's total loan portfolio was comprised of consumer loans. The Bank originates substantially all of such loans in its primary market area.

     The largest component of the Bank's consumer loan portfolio consists of home equity loans and home equity lines of credit (a form of revolving credit), both of which are secured by the underlying equity in the borrower's primary residence. Home equity loans are amortizing loans with fixed interest rates and maximum terms of 15 years while equity lines of credit have adjustable interest rates indexed to the Prime Rate. Generally home equity loans or home equity lines do not exceed $100,000. The Bank's home equity loans and lines of credit generally require combined loan-to-value ratios of 80% or less. Loans with higher LTV are available but with higher interest rates and stricter credit standards. At September 30, 1999, home equity loans and lines of credit amounted to $18.6 million, or 7.8%, of the Bank's total loan portfolio.

     At September 30, 1999, the remaining portion of the Bank's consumer loan portfolio was comprised of education, deposit and other consumer loans. At September 30, 1999, the Bank had $365,000 or .15% of the total loan portfolio invested in education loans, all of which were underwritten to conform with the standards of the Pennsylvania Higher Education Agency. Deposit loans and other consumer loans (including credit card loans) totaled $1.3 million, or .55%, of the Bank's total loan portfolio at September 30, 1999. In April 1995, the Bank introduced its own credit card program. The credit cards were offered to only the Bank's most creditworthy customers. At September 30, 1999, these loans totaled $574,000 or .24% of the total loan portfolio. Consumer loans also included certain consumer leases totaling $507,000 purchased from a leasing company.

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

     Commercial Business Loans. The Bank grants commercial business loans directly to business enterprises that are located in its market area. The Bank actively targets and markets to small and medium sized businesses. The majority of the loans are for less than $1.0 million. Applications for commercial business loans are obtained from existing commercial customers, branch and customer referrals, direct inquiry and those that are obtained by our commercial lenders. As of September 30, 1999, commercial business loans amounted to $2.2 million or .92% of the Bank's total loan portfolio.

The commercial business loans consist of a limited number of commercial lines of credit secured by real estate, some working capital financing secured by accounts receivable and inventory and, to a limited extent, unsecured lines of credit.

Commercial business loans originated by the Bank ordinarily have terms of five years or less and fixed and adjustable rates tied to the Prime Rate plus a margin. Such loans are generally secured by real estate, receivables, equipment or inventory and are generally backed by personal guarantees of the borrower.

Although commercial business loans generally are considered to involve increased credit risk than other certain types of loans, management intends to offer commercial business loans to small, medium sized businesses in an effort to better serve our community's needs, obtain core noninterest-bearing deposits and increase the Bank's interest rate spread.

     Mortgage-Banking Activities. Due to customer preference for fixed-rate loans, especially during the declining mortgage interest rate environment in early 1999 and 1998 and the stable interest rate environment in 1997, the Bank has continued to originate fixed-rate loans. Long-term, generally 30 years, fixed-rate loans not taken into portfolio for asset/liability purposes are sold into the secondary market. In addition, the Bank has developed for sale in the secondary market non-conforming (loans not conforming to FHLMC/FNMA underwriting guidelines) and impaired credit loans. The Bank's net gain on sales of mortgage loans amounted to $325,000, $526,000, and $285,000 during the years ended September 30, 1999, 1998 and 1997, respectively. Although originations of sub-prime loans have slowed from the record level in 1998, the Bank continues to focus on market penetration for this type of product. The Bank had $1.8 million and $2.8 million of mortgage loans held for sale at September 30, 1999 and 1998, respectively.

     The Bank's conforming mortgage loans sold to others are sold, generally with servicing retained, on a loan-by-loan basis primarily to the FHLMC and the FNMA. A period of less than five days generally elapses between the closing of the loan by the Bank and its purchase by the investor. Mortgages with established interest rates generally will decrease in value during periods of increasing interest rates. Accordingly, fluctuations in prevailing interest rates may result in a gain or loss to the Bank as a result of adjustments to the carrying value of loans held for sale or upon sale of loans. The Bank attempts to protect itself from these market fluctuations through the use of forward commitments at the time of the commitment by the Bank of a loan rate to the borrower. These commitments are mandatory delivery contracts with FHLMC and FNMA within a certain time frame and within certain dollar amounts by a price determined at the commitment date. Market risk does exist as non-refundable points paid by the borrower may not be sufficient to offset fees associated with closing the forward commitment contract. Non-conforming mortgage loans sold to others are sold, servicing released, on a loan-by-loan basis and are generally pre-approved by the buyer prior to closing the loan with the borrower.

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

                                                              September 30,
                                                   ----------------------------------
                                                     1999         1998         1997
                                                   --------     --------     --------
                                                              (In thousands)
Loans originated by the Bank and serviced for:
  FNMA                                             $  2,752     $  3,796     $  5,228
  FHLMC                                              74,031       92,065      108,895
  Others                                                403          414          431
                                                   --------     --------     --------
    Total loans serviced for others                $ 77,186     $ 96,275     $114,554
                                                   ========     ========     ========



     The Bank receives fees for servicing mortgage loans, which generally amount to 0.25% per annum on the declining principal balance of mortgage loans. Such fees serve to compensate the Bank for the costs of performing the servicing function. Other sources of loan servicing revenues include late charges. For years ended September 30, 1999, 1998 and 1997, the Bank earned gross fees of $205,000, $246,000 and $293,000, respectively, from loan servicing. The Bank retains a portion of funds received from borrowers on the loans it services for others in payment of its servicing fees received on loans serviced for others.

     Loans-to-One Borrower Limitations. Regulations impose limitations on the aggregate amount of loans that a savings institution could make to any one borrower, including related entities. Under such regulations, the permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1999, the Bank's five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $2.2 million to $3.2 million, and the Bank's loans-to-one borrower limit was $5.3 million at such date.

ASSET QUALITY

     General. As a part of the Bank's efforts to improve its asset quality, it has developed and implemented an asset classification system. All of the Bank's assets are subject to review under the classification system, but particular emphasis is placed on the review of multi-family residential and commercial real estate loans, construction loans and commercial business loans. All assets of the Bank are periodically reviewed and the classification recommendations submitted to the Asset Classification Committee at least monthly. The Asset Classification Committee is composed of the President and Chief Executive Officer, the Chief Financial Officer, the Vice President of Loan Administration, the Internal Auditor and the Vice President of Construction Lending. All assets are placed into one of the four following categories: Pass, Substandard, Doubtful and Loss. The criteria used to review and establish each asset's classification are substantially identical to the asset classification system used by the Office of Thrift Supervision (the "OTS") in connection with the examination process. As of September 30, 1999, the Bank did not have any assets which it had classified as doubtful or loss. See "- Non-Performing Assets" and "- Other Classified Assets" for a discussion of certain of the Bank's assets which have been classified as substandard and regulatory classification standards generally.

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


                                   September 30, 1999                      September 30, 1998
                         -------------------------------------   -------------------------------------
                             30-59 Days         60-89 Days           30-59 Days         60-89 Days
                         -----------------   -----------------   -----------------   -----------------
                                   Percent             Percent             Percent             Percent
                                     of                  of                  of                  of
                                    Loan                Loan                Loan                Loan
                         Amount   Category   Amount   Category   Amount   Category   Amount   Category
                         ------   --------   ------   --------   ------   --------   ------   --------
                                                    (Dollars in thousands)
Real estate loans:
  Single-family
    residential           $704      .42%      $442      .27%      $557      .38%      $98       .07%
  Construction                                                      86      .54%       39       .25
  Consumer loans            10      .05         23      .11          1                 10       .05
  Commercial
    business loans           1      .05                              1      .07
                          ----                ----                ----               ----

Total                     $715      .30%      $465      .19%      $645      .31%     $147       .07%
                          ====      ===       ====      ===       ====      ===      ====       ===

         Non-Performing Assets. The following table sets forth the amounts and categories of the Bank's non-performing assets and troubled debt restructurings at the dates indicated.

                                                           September 30,
                                      ------------------------------------------------------
                                       1999        1998        1997        1996        1995
                                      ------      ------      ------      ------      ------
                                                       (Dollars in thousands)
Non-performing loans:
  Single-family residential           $2,312      $2,341      $1,661      $1,466      $1,986
  Commercial and multi-
   family(1)                             289         323          22          55          22
  Construction(2)                        556         895         275         888
  Consumer                                16          43          14       1,666           2
  Commercial business                      6          83         100       2,165         258
                                      ------      ------      ------      ------      ------
     Total non-performing loans        3,179       3,685       2,072       5,352       3,156
                                      ------      ------      ------      ------      ------

Accruing loans greater than
   90 days delinquent                      1          19           5
                                      ------      ------      ------      ------      ------
     Total non-performing loans        3,180       3,704       2,077       5,352       3,156
                                      ------      ------      ------      ------      ------

REO                                      297       1,663       1,672       1,557         465
                                      ------      ------      ------      ------      ------
     Total non-performing assets      $3,477      $5,367      $3,749      $6,909      $3,621
                                      ======      ======      ======      ======      ======

Troubled debt restructurings (3)      $   24      $   46      $  384      $           $2,348
                                      ======      ======      ======      ======      ======

Total non-performing loans and
  troubled debt restructurings
  as a percentage of gross loans
  receivable (4)                        1.39%       1.85%       1.29%       3.10%       3.45%
                                      ======      ======      ======      ======      ======

Total non-performing assets
  as a percentage of total assets        .77%       1.29%       1.00%       2.35%       1.29%
                                      ======      ======      ======      ======      ======

Total non-performing assets and
  troubled debt restructurings as
  percentage of total assets             .78%       1.30%       1.11%       2.35%       2.12%
                                      ======      ======      ======      ======      ======

-----------------------------

(1) Consists of two loans at September 30, 1999, 1998 and 1996 and one loan at September 30, 1997 and 1995, respectively.

(2) Consists of three loans from two borrowers at September 30, 1999, six loans from three borrowers at September 30, 1998 and two loans at September 30, 1997 and 1995.

(3) Consists of lease financing receivables at September 30, 1999, 1998 and 1997 from the Bennett Funding Group of Syracuse, New York ("Bennett Funding") and one loan at September 30, 1995. The troubled debt restructurings in 1997 and 1995 have been performing in accordance with the terms of the agreements since the restructurings.

(4) Includes loans receivable and loans held for sale, less construction and land loans in process and deferred loan origination fees and discounts.

         The Bank's total non-performing assets and troubled debt restructurings have decreased from $5.4 million, or 1.30% of total assets, at September 30, 1998 to $3.5 million, or .78% of total assets at September 30, 1999. The primary reason for the $1.9 million decrease was due to the completion of the Bank's only real estate owned development project.

         The $2.3 million of single-family residential loans at September 30, 1999 consisted of 34 loans with principal balances, ranging from $2,000 to $650,000, with an average balance of approximately $70,000.

         At September 30, 1999, the $297,000 of REO consisted of six single-family residential properties, one with a carrying value of $168,000.

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

         At September 30, 1999, the Bank had $3.9 million of assets classified as substandard, respectively, and no assets classified as doubtful or loss. Substantially all classified assets are also non-performing.

         Allowance for Loan Losses. The Bank's policy is to establish reserves for estimated losses on delinquent loans when it determines that losses are expected to be incurred on such loans and leases. The allowance for losses on loans is maintained at a level believed adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. The activity in the Bank's allowance for loan losses has remained relatively stable (other than the $956,000 Bennett Funding charge-off in fiscal 1997) and the level of provisions has been relatively small with the exception in fiscal 1996 of an additional $1.1 million provision related to Bennett Funding. As shown in the table below, at September 30, 1999, the Bank's allowance for loan losses amounted to 60.63% and .84% of the Bank's non-performing loans and gross loans receivable, respectively.

         The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                                                    Year Ending September 30,
                                             ---------------------------------------------------------------
                                                  1999          1998          1997          1996          1995
                                                -------       -------       -------       -------       -------
(Dollars in thousands)
Allowance for loan losses, beginning of
  period                                        $ 1,738       $ 1,628       $ 2,624       $ 1,487       $ 1,540
Charged-off loans:
  Single-family residential                         (12)          (86)         (119)         (113)         (163)
  Construction
  Commercial lease purchases                                                   (956)
  Consumer and commercial business                  (60)          (28)         (177)                         (5)
                                                -------       -------       -------       -------       -------
    Total charged-off loans                         (72)         (114)       (1,252)         (113)         (168)
                                                -------       -------       -------       -------       -------
Recoveries on loans previously charged off:
  Single-family residential                           2            22             7                          12
  Construction                                                     14            10                          43
  Commercial and multi-
     family residential                                                                                       8
  Consumer and commercial business                    1             2
                                                -------       -------       -------       -------       -------
    Total recoveries                                  3            38            17                          63
                                                -------       -------       -------       -------       -------

Net loans charged-off                               (69)          (76)       (1,235)         (113)         (105)
Provision for loan losses                           259           186           239         1,250            52
                                                -------       -------       -------       -------       -------
Allowance for loan losses, end of period        $ 1,928       $ 1,738       $ 1,628       $ 2,624       $ 1,487
                                                =======       =======       =======       =======       =======

Net loans charged-off to average
  loans outstanding(1)                              .03%          .04%          .68%          .07%          .07%
                                                =======       =======       =======       =======       =======

Allowance for loan losses
  to gross loans receivable(1)                      .84%          .86%          .86%         1.54%          .93%
                                                =======       =======       =======       =======       =======

Net loans charged-off to
 allowance for loan losses                         3.58%         4.37%        75.86%         4.31%         7.06%
                                                =======       =======       =======       =======       =======

Recoveries to charge-offs                          4.17%        33.33%         1.36%             %        37.50%
                                                =======       =======       =======       =======       =======



----------


(1) Gross loans receivable and average loans outstanding include loans receivable and loans held for sale, less construction and land loans in process and deferred loan origination fees and discounts.

         The following table presents the Bank's allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                               September 30,
                               -------------------------------------------------------------------------------
                                         1999                       1998                        1997
                               ------------------------   ------------------------     -----------------------
                                            % of Loans                 % of Loans                  % of Loans
                                              in Each                    in Each                     in Each
                                            Category to                Category to                 Category to
                               Amount       Total Loans   Amount       Total Loans     Amount      Total Loans
                               ------       -----------   ------       -----------     ------      -----------
                                                           (Dollars in thousands)
Single-family residential      $  572          69.82%     $  446          71.34%       $  439         68.53%
Commercial and multi-
family residential                166          13.05         109           9.91            77          9.28
Construction                      320           7.71         382           7.64           300          8.31
Consumer                           42           8.50          63          10.44            67         12.87
Commercial business                14            .92          20            .67            31          1.01
Unallocated                       814                        718                          714
                               ------         ------      ------         ------        ------        ------
    Total allowance for
      loan losses              $1,928         100.00%     $1,738         100.00%       $1,628        100.00%
                               ======         ======      ======         ======        ======        ======


                                                 September 30,
                               ---------------------------------------------------
                                         1996                       1995
                               ------------------------   ------------------------
                                            % of Loans                 % of Loans
                                              in Each                    in Each
                                            Category to                Category to
                               Amount       Total Loans   Amount       Total Loans
                               ------       -----------   ------       -----------
                                             (Dollars in thousands)
Single-family residential      $  204          68.68%     $  226          69.01%
Commercial and multi-
family residential                  3           6.25          12           7.06
Construction                      290           9.93         615           9.79
Consumer                          370          13.50         100          12.62
Commercial business             1,152           1.64          55           1.52
Unallocated                       605                        479
                               ------         ------      ------         ------
    Total allowance for
      loan losses              $2,624         100.00%     $1,487         100.00%
                               ======         ======      ======         ======

         Effective December 21, 1993, the OTS, in conjunction with the Office of the Comptroller of the Currency, the FDIC and the Federal Reserve Board, issued a joint policy statement ("Policy Statement") regarding an institution's allowance for loan and lease losses. The Policy Statement, which reflects the position of the issuing regulatory agencies and does not necessarily constitute GAAP, includes guidance (i) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of an institution's loan portfolio. While the Policy Statement sets forth quantitative measures, such guidance is not intended as a "floor" or "ceiling." The review of the Policy Statement did not and has not resulted in a material adjustment to the Bank's policy for establishing loan losses.

         Management of the Bank presently believes that its allowance for loan losses is adequate to cover any probable losses in the Bank's loan portfolio. However, future adjustments to this allowance may be necessary, and the Bank's results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in making its determinations in this regard.

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

         The FHLMC is a public corporation chartered by the U.S. Government. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these, programs which limit is currently $240,000.

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

         Mortgage-related securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-related securities are more liquid than individual mortgage loans and may be used to collateralize certain obligations of the Bank. At September 30, 1999, $37.5 million of the Bank's mortgage-related securities were pledged to secure various obligations of the Bank, including reverse repurchase agreements, treasury tax and loan processing, and as collateral for certain government deposits.

         The Bank's mortgage-related securities are classified as either "held to maturity" or "available for sale" based upon the Bank's intent and ability to hold such securities to maturity at the time of purchase, in accordance with GAAP. As of September 30, 1999, the Bank had an aggregate of $127.5 million, or 28.3%, of total assets invested in mortgage-related securities, net, of which $14.5 million was held to maturity and $113.0 million was available for sale. The mortgage-related securities of the Bank which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield, while mortgage-related securities available for sale are carried at the current fair value. See Notes 1 and 4 of the Notes to Consolidated Financial Statements in the Annual Report.

         The following table sets forth the composition of the Bank's mortgage-related securities portfolio, both held to maturity and available for sale, at the dates indicated.


                                                                        September 30,
                                                            --------------------------------------


                                                              1999           1998           1997
                                                            --------       --------       --------

Held to maturity:
                                                                          (In thousands)

Mortgage-backed securities:
  FHLMC                                                     $  3,156       $  4,698       $  2,747
  FNMA                                                         6,832          8,747         10,053
                                                            --------       --------       --------
    Total mortgage-backed securities                           9,988         13,445         12,800
                                                            --------       --------       --------
Collateralized mortgage obligations:
    FHLMC                                                         25            233          2,026
    FNMA                                                       4,484          5,091          5,740
    Other                                                                                      141
                                                            --------       --------       --------
      Total collateralized mortgage obligations                               5,324          7,907
                                                                           --------       --------
    Total mortgage-related securities, amortized cost          4,509       $ 18,769       $ 20,707
                                                            --------       ========       ========
    Total fair value(1)                                     $ 14,100       $ 18,700       $ 20,200
                                                            ========       ========       ========




Available for sale:

Mortgage-backed securities:
  FHLMC                                                     $ 11,927       $ 10,968       $ 17,540
  FNMA                                                        32,795         25,600         14,587
  GNMA                                                        34,639         41,379         28,938
                                                            --------       --------       --------
      Total mortgage-backed securities                        79,361         77,947         61,065
                                                            --------       --------       --------
Collateralized mortgage obligations:
    FHLMC                                                      6,502          2,704          5,356
    FNMA                                                       4,515         15,284         17,301
    GNMA                                                         536            994          1,338
    Other                                                     24,501(1)      17,040         18,819
                                                            --------       --------       --------
      Total collateralized mortgage obligations               36,054         36,022         42,814
                                                            --------       --------       --------
    Total mortgage-related securities, amortized cost       $115,415       $113,969       $103,879
                                                            ========       ========       ========
    Total fair value(2)                                     $113,046       $115,486       $104,472
                                                            ========       ========       ========





--------

(1) Includes "AAA" rated securities of Norwest Asset Securities Corporation, Chase Mortgage Services, GE Capital Mortgage Services and Residential Asset Securitization Trust with book values of $6.9 million, $6.7 million, $3.7 million and $2.5 million, respectively, and fair values of $6.8 million, $6.5 million, $3.6 million and $2.4 million, respectively.

(2) See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

     The following table sets forth the purchases, sales and principal repayments of the Bank's mortgage-related securities for the periods indicated.



                                                                                  Year Ended September 30,
                                                                          -------------------------------------------


                                                                            1999             1998             1997
                                                                          ---------        ---------        ---------


                                                                                         (In thousands)
Mortgage-related securities, beginning of period(1)(2)                    $ 134,255        $ 125,179        $  83,432
                                                                          ---------        ---------        ---------
Purchases:
  CMOs - held to maturity                                                                      2,687
  Mortgage-backed securities - available for sale                            21,210           42,422           33,584
  CMOs - available for sale                                                  24,685           10,000           18,069
Sales:
  Mortgage-backed securities - available for sale                                            (13,200)
  CMOs - available for sale                                                                   (1,047)
Repayments and prepayments:
  Mortgage-backed securities                                                (22,759)         (14,456)          (7,668)
  CMOs                                                                      (25,493)         (18,336)          (4,057)
Increase (decrease) in net premium                                             (469)              82              535
Change in net unrealized gain (loss) on mortgage-related securities
    available for sale                                                       (3,886)             924            1,284
                                                                          ---------        ---------        ---------
Net (decrease) increase in mortgage-related securities                       (6,712)           9,076           41,747
                                                                          ---------        ---------        ---------
Mortgage-related securities, end of period(1)                             $ 127,543        $ 134,255        $ 125,179
                                                                          =========        =========        =========

--------------------------

(1) Includes both mortgage-related securities available for sale and held to maturity.

(2) Calculated at amortized cost for securities held to maturity and at fair value for securities available for sale

     At September 30, 1999, the weighted average contractual maturity of the Bank's fixed-rate mortgage-related securities was approximately 6.4 years. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of rising mortgage interest rates, if the coupon rates of the underlying mortgages are less than the prevailing market interest rates offered for mortgage loans, refinancings generally decrease and slow the prepayment of the underlying mortgages and the related securities. Conversely, during periods of falling mortgage interest rates, if the coupon rates of the underlying mortgages exceed the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related securities. Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-related securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable yield. At September 30, 1999, of the $14.5 million of mortgage-related securities held to maturity, an aggregate of $7.0 million were secured by fixed-rate securities and an aggregate of $7.5 million were secured by adjustable-rate securities.

     Investment Securities. The following table sets forth information regarding the carrying and fair value of the Company's investment securities, both held to maturity and available for sale, at the dates indicated.


                                                                            At September 30,
                                    ----------------------------------------------------------------------------------------------


                                               1999                              1998                             1997
                                    ---------------------------       ---------------------------       --------------------------

                                      Carrying         Fair           Carrying           Fair           Carrying          Fair
                                       Value           Value            Value            Value            Value           Value
                                    ----------       ----------       ----------       ----------       ----------       ----------


                                                                            (In thousands)

FHLB stock                          $    6,157       $    6,157       $    5,079       $    5,079       $    3,769       $    3,769
U.S. Government and agency
 obligations
     1 to 5 years                        5,746            5,652                                              4,000            4,015
     5 to 10 years                       6,994            6,780           12,000           12,109            3,000            2,983
     Over 10 years                                                                                          10,000            9,960
Municipal securities                    18,924           17,873           18,993           19,477            3,138            3,213
Corporate bonds                          4,909            4,639
Mutual funds                             2,000            1,972            2,000            1,992
Preferred stocks                         5,534            5,248            5,500            5,763
Other equity investments                 2,390            2,151            1,390            1,280
                                    ----------       ----------       ----------       ----------       ----------       ----------
    Total                           $   52,654       $   50,472       $   44,962       $   45,700       $   23,907       $   23,940
                                    ==========       ==========       ==========       ==========       ==========       ==========


     At September 30, 1999, the Company had an aggregate of $52.7 million, or 11.7%, of total assets invested in investment securities, of which $6.2 million consist of FHLB stock and $46.5 million was investment securities available for sale. Included in U.S. Government and agency obligations are callable bonds with a term of three years. The Bank's investment securities (excluding equity securities and FHLB stock) had a weighted average maturity to the call date of
5.9 years and a weighted average yield of 6.85% (adjusted to a fully taxable equivalent yield).

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

     The following table shows the distribution of, and certain information relating to, the Bank's deposits by type of deposit as of the dates indicated.

                                                                          September 30,
                                 --------------------------------------------------------------------------------------------------


                                             1999                              1998                                1997
                                 ----------------------------       ----------------------------       ----------------------------


                                   Amount           Percent          Amount            Percent           Amount            Percent
                                 ----------        ----------       ----------        ----------       ----------        ----------

                                                                    (Dollars in thousands)
Passbook                         $   40,324             15.46%      $   37,988             15.36%      $   38,035             16.69%
MMDA                                 19,417              7.45           16,087              6.50           16,429              7.21
NOW                                  33,412             12.81           28,181             11.40           27,754             12.18
Certificates of deposit             159,761             61.25          156,801             63.40          139,535             61.22
Noninterest-bearing
 deposits                             7,912              3.03            8,254              3.34            6,165              2.70
                                 ----------        ----------       ----------        ----------       ----------        ----------
    Total deposits               $  260,826            100.00%      $  247,311            100.00%      $  227,918            100.00%
                                 ==========        ==========       ==========        ==========       ==========        ==========


     The following table sets forth the net savings flows of the Bank during the periods indicated.

                                                     Year Ended September 30,
                                           --------------------------------------------

                                              1999             1998             1997
                                           ----------       ----------       ----------

                                                          (In thousands)

Increase before interest credited          $    4,336       $    9,737       $       99
Interest credited                               9,179            9,656            8,614
                                           ----------       ----------       ----------
Net savings increase                       $   13,515       $   19,393       $    8,713
                                           ==========       ==========       ==========


     The following table sets forth maturities of the Bank's certificates of deposit of $100,000 or more at September 30, 1999 by time remaining to maturity.


                                                  Amounts in
                                                  Thousands
                                             --------------------
Three months or less                                $ 9,847
Over three months through six months                  2,904
Over six months through twelve months                 4,261
Over twelve months                                    4,048
                                                    -------
                                                    $21,060
                                                    =======

     The following table presents, by various interest rate categories, the amount of certificates of deposit at September 30, 1999 and 1998 and the amounts at September 30, 1999 which mature during the periods indicated.



                                                                              Amounts at September 30, 1999
                                  September 30,                                      Maturing Within
                             ------------------------          ---------------------------------------------------------------

      Certificates of
          Deposit            1999              1998            One Year         Two Years        Three Years        Thereafter
          -------            ----              ----            --------         ---------        -----------        ----------

                                                                     (In thousands)
 4.0% or less              $    741          $    647          $    741
 4.01% to 5.0%               76,007           141,948            70,767          $  2,492          $    554          $  2,194
 5.01% to 6.0%               72,000                              43,089            17,565             3,778             7,568
 6.01% to 7.0%               11,013            13,248             8,000             2,978                                  35
 Over 7.01%                                       958
                           --------          --------          --------          --------          --------          --------
Total certificate
  accounts                 $159,761          $156,801          $122,597          $ 23,035          $  4,332          $  9,797
                           ========          ========          ========          ========          ========          ========


The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.


                                                                            September 30,
                           ---------------------------------------------------------------------------------------------------------


                                       1999                              1998                                    1997
                           -----------------------------     ------------------------------       ----------------------------------

                                                Average                              Average                              Average
                              Average            Rate             Average             Rate             Average              Rate
                              Balance            Paid             Balance             Paid             Balance              Paid
                           ------------    --------------    ---------------    ---------------   ---------------    ---------------
Passbook accounts            $ 39,625              2.41%         $ 38,273               2.41%         $ 39,199             2.42%
MMDA accounts                  17,833              2.82            16,368               2.76            16,350             2.75
Certificates of deposit       157,134              5.33           145,105               5.64           133,091             5.58
NOW accounts                   34,581              1.27            29,412               1.28            28,143             1.28
Noninterest-bearing
  deposits                      6,360                               5,779                                4,357
                             --------                            --------                             --------
    Total deposits           $255,533              4.02%         $234,937               4.23%         $221,140             4.15%
                             ========              ====          ========               ====          ========             ====

     Borrowings. The Bank may obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in the FHLB and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. The Bank, during fiscal 1999 and 1998, increased its FHLB borrowings to fund asset growth. At September 30, 1999, the Bank had $123.1 million in outstanding FHLB advances. See Note 10 of the Notes to Consolidated Financial Statements in the Annual Report for additional information.

     The Bank has entered into agreements to sell securities under terms which require it to repurchase the same or substantially similar securities by a specified date. Repurchase agreements are considered borrowings which are secured by the sold securities. At September 30, 1999, the Bank had $19.3 million of repurchase agreements outstanding scheduled to mature in 2002. See
Note 11 of the Notes to Consolidated Financial Statements in the Annual Report.

Both the FHLB advances and the repurchase agreements have certain call features whereby the issuer can call the borrowings after the expiration of certain time frames. The time frames on the callable borrowings range from three months to seven years.


SUBSIDIARIES

     The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, service corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. It may invest essentially unlimited amounts in subsidiaries deemed operating subsidiaries that can only engage in activities that the Bank is permitted to engage in. Under such limitations, as of September 30, 1999, the Bank was authorized to invest up to approximately $8.9 million in the stock of, or loans to, service corporations. As of September 30, 1999, the net book value of the Bank's investment in stock, unsecured loans, and conforming loans to its service corporations was $28,300.

     At September 30, 1999, in addition to the Bank, the Company has five direct or indirect subsidiaries: First Keystone Capital Trust I, FKF Management Corp., Inc., State Street Services Corp., First Pointe, Inc. ("First Pointe"), and First Chester Services, Inc.

     First Keystone Capital Trust I (the "Trust") is a Delaware statutory business trust wholly owned by the Company formed in 1997 for the purpose of issuing trust preferred securities and investing the proceeds therefrom in Junior Subordinated Debentures issued by the Company. See Note 18 of the Notes to Consolidated Financial Statements in the Annual Report for further discussion regarding the issuance of trust preferred securities.

     FKF Management Corp., Inc., a Delaware corporation, is a wholly owned operating subsidiary of the Bank established in 1997 for the purpose of managing assets of the Bank. Assets under management totaled $135.1 million at September 30, 1999 and comprised principally of investment and mortgage-related securities.

     State Street Services Corp., a wholly owned subsidiary of the Bank established in 1999 for the purpose of offering a full array of insurance products by entering in a partnership, as a 51% interest , in First Keystone Insurance Services, LLC. In addition, it holds a 30% equity position in a title company which offers title services.

     First Pointe, is a wholly owned subsidiary of the Bank which was formed for the purpose of developing a real estate parcel received in a deed-in-lieu of foreclosure action. At September 30, 1999, all of the townhomes have been completed and sold.

     The Bank has one remaining subsidiay which was involved in real estate management. With the Bank's cessation of its involvement in such activities and the resolution of the various development projects in which the subsidiaries were involved, this subsidiary was placed on an inactive status. See "-Asset Quality - Non-Performing Assets" and Notes 1 and 7 of the Notes to Consolidated Financial Statements in the Annual Report.

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

EMPLOYEES

     The Bank had 76 full-time employees and 13 part-time employees as of September 30, 1999. None of these employees is represented by a collective bargaining agreement. The Bank believes that it enjoys excellent relations with its personnel.

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

     In addition, Sections 22(g) and (h) of the FRA place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered to employees of the Bank and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1999, the Bank was in compliance with the foregoing restrictions.

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

     Current OTS capital standards require savings associations to satisfy three different capital requirements. Under these standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets, with only a limited exception for purchased mortgage servicing rights ("PMSRs"). Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). In addition, under the Prompt Corrective Action provisions of the OTS regulations, all but the most highly rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. See "- Prompt Corrrective Action." At September 30, 1999, the Bank did not have any investment in subsidiaries engaged in impermissible activities and required to be deducted from its capital calculation.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") granted the OTS the authority to prescribe rules for the amount of PMSRs that may be included in a savings association's regulatory capital and required that the value of readily marketable PMSRs included in the calculation of a savings association's regulatory capital not exceed 90% of fair market value and that such value be determined at least quarterly. Under final OTS rules effective March 4, 1994, (i) PMSRs do not have to be deducted from tangible and core regulatory capital, provided that they do not exceed 50% of core capital, (ii) savings associations are required to determine the fair market value and to review the book value of their PMSRs at least quarterly and to obtain an independent valuation of PMSRs annually, (iii) savings associations that desire to include PMSRs in regulatory capital may not carry them at a book value under GAAP that exceeds the discounted value of their future net income stream and (iv) for purposes of calculating regulatory capital, the amount of PMSRs reported as balance sheet assets should amount to the lesser of 90% of their fair market value, 90% of their original purchase price or 100% of their remaining unamortized book value. At September 30, 1999, the Bank had PMSRs totalling $111,000.

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

         The following is a reconciliation of the Bank's equity determined in accordance with GAAP to regulatory tangible, core, and risk-based capital at September 30, 1999, 1998 and 1997.




                                       September 30, 1999                September 30, 1998                September 30, 1997
                                 ------------------------------  ----------------------------------   ------------------------------

                                 Tangible    Core    Risk-based   Tangible       Core     Risk-based   Tangible   Core    Risk-based
                                  Capital   Capital    Capital     Capital      Capital    Capital     Capital   Capital   Capital
                                 ---------  -------  ----------  -----------   --------   ---------   --------  --------  ----------

                                                                   (In thousands)

GAAP equity                       $36,467   $36,467    $36,467    $33,701      $33,701     $33,701    $30,254    $30,254   $30,254
General valuation allowances                             1,813                               1,688                           1,578
                                  -------   -------    -------    -------      -------     -------    -------    -------   -------
    Total regulatory capital       36,467    36,467     38,280     33,701       33,701      35,389     30,254     30,254    31,832
Minimum capital requirement per
  FIRREA published guidelines       6,696    17,586     16,294      6,113       12,225      13,424      5,594     11,188    12,792
                                  -------   -------    -------    -------      -------     -------    -------    -------   -------
Excess                            $29,771   $18,881    $21,986    $27,588      $21,476     $21,965    $24,660    $19,066   $19,040
                                  =======   =======    =======    =======      =======     =======    =======    =======   =======




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

         Prompt Corrective Action. Under Section 38 of the FDIA as added by FDICIA, the OTS adopted in 1992 regulations implementing Section 38 of the FDIA. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10% or more, has a Tier I risk-based capital ratio of 6% or more, has a Tier I leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier I risk-based capital ratio of 4% or more and a Tier I leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4% or a Tier I leverage capital ratio that is less than 4% (3% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3% or a Tier I leverage capital ratio that is less than 3%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Section 38 of the FDIA and the OTS regulations promulgated thereunder also specify circumstances under the OTS may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At September 30, 1999, the Bank meet the requirements of a "well capitalized" institution under OTS regulations.

     Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required minimum liquid asset ratio is 4%. The Bank has consistently exceeded such regulatory liquidity requirement and, at September 30, 1999, had a average liquidity ratio of 6.17%.

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

     Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTLs are residential housing related assets, The recent legislation allows small business loans, credit card loans, student loans and loans for personal, family and household purposes to be included without limitation as qualified investments. In addition, commercial loans may be made in an amount up to 10% of total assets. At September 30, 1999, approximately 81.10% of the Bank's assets were invested in QTLs, which was in excess of the percentage required to qualify the Bank under the QTL Test in effect at that time.

     Restrictions on Capital Distributions. OTS regulations govern capital distributions by savings associations, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions (as a percentage of income) from associations meeting at least their minimum capital requirements, so long as such associations notify the OTS and receive no objection to the distribution from the OTS. Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

     Generally, savings associations such as the Bank includes in a subsidiary of a savings and loan holding company can, upon 30 days prior notice, distribute during each calendar year an amount equal to or less than its net income for the year to date plus retained net income for the preceding two years. Amounts in excess of this must be approved by the OTS.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of Pittsburgh, whichever is greater. At September 30, 1999, the Bank had $6.2 million in FHLB stock, which was in compliance with this requirement.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended September 30, 1999, 1998 and 1997, dividends from the FHLB to the Bank amounted to approximately $375,000, $261,000 and $196,000, respectively. If dividends were reduced, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs will not also cause a decrease in the value of FHLB stock held by the Bank, if any.

     Federal Reserve System. The Federal Reserve Bank ("FRB") requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 1999, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

     Recent Regulatory Developments. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") which will, effective March 11, 2000, permit qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the Bank.

     The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with an nonfinancial entity. As a grandfathered unitary holding company, the Company will retain its authority to engage in nonfinancial activities.

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

     Fiscal Year. The Company and the Bank and its subsidiaries file a consolidated federal income tax return on a fiscal year basis ending September 30.

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

     Audit by IRS. The Bank's consolidated federal income tax returns for taxable years through September 30, 1995 have been closed for the purpose of examination by the IRS.

STATE TAXATION

     The Company and the Bank's subsidiaries are subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate for fiscal 1999 is 9.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 1.2% of a corporation's capital stock value, which is determined in accordance with a fixed formula.

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

ITEM 2.  PROPERTIES

         At September 30, 1999, the Bank conducted business from its executive offices located in Media, Pennsylvania and six full-service offices located in Delaware and Chester Counties, Pennsylvania. See also Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.

         The following table sets forth certain information with respect to the Bank's offices at September 30, 1999.



                                                               Net Book Value            Amount of
           Description/Address              Leased/Owned        of Property               Deposits
---------------------------------------     -------------    ------------------    ------------------------
                                                                                       (In thousands)
Executive Offices:
22 West State Street
Media, Pennsylvania 19063                   Owned(1)              $1,094                   $ 80,775

Branch Offices:
3218 Edgmont Avenue
Brookhaven, Pennsylvania 19015              Owned                    498                     81,678

Routes 1 and 100
Chadds Ford, Pennsylvania 19318             Leased(2)                204                     24,284

23 East Fifth Street
Chester, Pennsylvania 19013                 Leased(3)                221                     19,677

31 Baltimore Pike
Chester Heights, Pennsylvania 19017         Leased(4)                232

Route 82 and 926
Kennett Square, Pennsylvania 19348          Leased(5)                 62                      5,287

330 Dartmouth Avenue
Swarthmore, Pennsylvania 19081              Owned                    114                     49,125
                                                                  ------                   --------
                                                                  $2,425                   $260,826
                                                                  ======                   ========

------------------

(1)  Also a branch office.

(2) Lease expiration date is September 30, 2000. The Bank has two five year renewal options.

(3) Lease expiration date is December 31, 2005. The Bank has one ten year renewal option.

(4) Lease expiration date is December 31, 2028. The Bank has options to cancel on the 15th , 20th and 25th year of the lease.

(5) Lease expiration date is September 30, 2001. The Bank has four five year renewal options.

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

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required herein is incorporated by reference on page 36 of the Company's Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required herein is incorporated by reference from pages 5 to 6 of the Registrant's Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The information required herein is incorporated by reference from pages 7 to 16 of the Registrant's Annual Report.

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

         The interest rate risk measures used by the OTS include an "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure". The "Post-Shock" NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low "Post-Shock" NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The "Sensitivity Measure" is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following sets forth the Bank's NPV as of September 30, 1999.

                                                              Net Portfolio Value
                                                             (Dollars in thousands)
---------------------------------------------------------------------------------------------------------
 Changes in
  Rates in                     Dollar         Percentage     Net Portfolio Value As a       Change in
Basis Points    Amount         Change           Change            % of Assets              Percentage (1)
---------------------------------------------------------------------------------------------------------
      200       $23,774       $(18,739)            (44.08)%                5.57%             (40.93)%
      100        33,479         (9,035)            (21.25)                 7.62              (19.19)
        0        42,513                                                    9.43
     (100)       49,347          6,834              16.08                 10.73               13.79
     (200)       52,254          9,741              22.91                 11.22               18.98


         (1) Based on the portfolio value of the Bank's assets in the base case scenario

         Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV Table presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Also, the model does not take into account the Bank's business or strategic plans. Accordingly, although the NPV table provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and may differ from actual results. See also discussion on pages 7 to 8 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and supplementary data required herein are incorporated by reference from pages 18 to 36 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required herein is incorporated by reference from pages 2 to 5 and page 15 of the Registrant's Proxy Statement dated December 23, 1999 ("Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.


          The information required herein is incorporated by reference from pages 8 to 9 of the Registrant's Proxy Statement.

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

                      Report of Independent Auditors.

                      Consolidated Statements of Financial Condition at September 30, 1999 and 1998.

                      Consolidated Statements of Income for the Years Ended September 30, 1999, 1998 and 1997.

                      Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1999, 1998 and 1997.

                      Consolidated Statements of Cash Flows for the Years Ended September 30, 1999, 1998 and 1997.

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

3.2           Amended and Restated Bylaws of First Keystone Financial, Inc. *

4             Specimen Stock Certificate of First Keystone Financial, Inc. *

10.1          Employee Stock Ownership Plan and Trust of
              First Keystone Financial, Inc. *

10.2          401(K)/ Profit Sharing Plan of First Keystone Federal Savings
              Bank *

10.3 Employment Agreement between First Keystone Financial, Inc. and Donald S. Guthrie dated May 26, 1999.

10.4 Employment Agreement between First Keystone Financial, Inc. and Stephen J. Henderson dated May 26, 1999.

10.5 Employment Agreement between First Keystone Financial, Inc. and Thomas M. Kelly dated May 26, 1999.

10.6          Form of Severance Agreement between First Keystone Financial, Inc.
              and Elizabeth M. Mulcahy dated May 26, 1999.

10.8          Form of Severance Agreement between First Keystone Financial, Inc.
              and Carol Walsh dated May 26, 1999.

10.9          1995 Stock Option Plan (incorporated by reference from Exhibit
              10.9 to Registrant's Form 10-KSB for the year ended September 30,
              1995).

10.10 1995 Recognition and Retention Plan and Trust Agreement, (incorporated by reference from Exhibit 10.10 to Registrant's
               Form 10-KSB for the year ended September 30, 1995).

10.11 1998 Stock Option Plan (incorporated from Appendix A of The Registrant's definitive proxy statement dated December 24, 1998.

10.12 Employment Agreement between First Keystone Federal Savings Bank and Donald S. Guthrie dated May 26, 1999.

10.13 Employment Agreement between First Keystone Federal Savings Bank and Stephen J. Henderson dated May 26, 1999.

10.14 Employment Agreement between First Keystone Federal Savings Bank and Thomas M. Kelly dated May 26, 1999.

10.15 Form of Severance Agreement between First Keystone Federal Savings Bank and Elizabeth M. Mulcahy dated May 26, 1999.

10.16 Form of Severance Agreement between First Keystone Federal Savings Bank and Carol Walsh dated May 26, 1999.

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


/s/ Donald S. Guthrie                                         December 29, 1999
--------------------------------------------------
Donald S. Guthrie
President and Chief Executive Officer
(Principal Executive Officer)


/s/ Thomas M. Kelly                                           December 29, 1999
-----------------------------------------------
Thomas M. Kelly
Executive Vice-President and Chief
Financial Officer
(Principal Financial and Accounting Officer)


/s/ Donald A. Purdy                                           December 29, 1999
------------------------------------------------
Donald A. Purdy
Chairman of the Board


/s/ William K. Betts                                          December 29, 1999
------------------------------------------------
William K. Betts
Director


/s/ Edward Calderoni                                          December 29, 1999
------------------------------------------------
Edward Calderoni
Director


/s/ Silvio F. D'Ignazio                                       December 29, 1999
------------------------------------------------
Silvio F. D'Ignazio
Director

/s/ Olive J. Faulkner                                         December 29, 1999
------------------------------------------------
Olive J. Faulkner
Director


/s/ Edmund Jones                                              December 29, 1999
------------------------------------------------
Edmund Jones
Director


/s/ Willard F. Letts                                          December 29, 1999
------------------------------------------------
Willard F. Letts
Director


/s/ Walter J. Lewicki                                         December 29, 1999
----------------------------------------------
Walter J. Lewicki
Director


/s/ Joan G. Taylor                                            December 29, 1999
-----------------------------------------------
Joan G. Taylor
Director