Form 10-Q
period 1999-12-31
FIRST KEYSTONE FINANCIAL INC
filed 2000-02-18
CIK 856751

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ___________


                        Commission File Number: 000-25328


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

       Registrant's telephone number, including area code: (610) 565-6210

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                     -----   -----


Number of shares of Common Stock outstanding as of February 10, 2000: 2,251,716

Transitional Small Business Disclosure Format  Yes      No  X
                                                  -----   -----


--------------------------------------------------------------------------------

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                            PAGE
                                                                            ----

PART I     FINANCIAL INFORMATION:

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition as of
           December 31, 1999 (Unaudited) and September 30, 1999 ............  1

           Consolidated Statements of Income for the Three
           Months Ended December 31, 1999 and 1998 (Unaudited) .............  2

           Consolidated Statement of Changes in Stockholders'
           Equity for the Three Months Ended December 31, 1999
           (Unaudited) .....................................................  3

           Consolidated Statements of Cash Flows for the Three Months
           Ended December 31, 1999 and 1998 (Unaudited) ....................  4

           Notes to Consolidated Financial Statements (Unaudited) ..........  5

Item 2.    Managements's Discussion and Analysis of Financial Condition
           and Results of Operations. ...................................... 10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk. ..... 14


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings ............................................... 15

Item 2.    Changes in Securities and Use of Proceeds ....................... 15

Item 3.    Defaults Upon Senior Securities ................................. 15

Item 4.    Submission of Matters to a Vote of Security Holders ............. 15

Item 5.    Other Information ............................................... 15

Item 6.    Exhibits and Reports on Form 8-K ................................ 15

SIGNATURES ................................................................. 16

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------
(dollars in thousands)


                                                                                       December 31      September 30
ASSETS                                                                                    1999              1999
------                                                                                 -----------      ------------
                                                                                       (Unaudited)
Cash and amounts due from depository institutions                                       $  4,282          $  3,010
Interest-bearing deposits with depository institutions                                    21,514            17,005
                                                                                        --------          --------
        Total cash and cash equivalents                                                   25,796            20,015
Investment securities available for sale                                                  43,259            44,315
Mortgage-related securities available for sale                                           107,544           113,046
Loans held for sale                                                                        2,260             1,792
Mortgage-related securities held to maturity - at amortized cost
 (approximate fair value of $13,550 at December 31, 1999
 and $14,100 at September 30, 1999)                                                       14,146            14,497
Loans receivable - net                                                                   226,288           226,375
Accrued interest receivable                                                                2,866             3,096
Real estate owned                                                                            939               297
Federal Home Loan Bank stock - at cost                                                     6,157             6,157
Office properties and equipment - net                                                      3,460             3,076
Deferred income taxes                                                                      3,710             2,749
Prepaid expenses and other assets                                                         14,423            14,711
                                                                                        --------          --------

TOTAL ASSETS                                                                            $450,848          $450,126
                                                                                        ========          ========

LIABILITIES, MINORITY INTEREST IN SUBSIDIARY AND STOCKHOLDERS' EQUITY

Liabilities:

    Deposits                                                                            $263,153          $260,826
    Advances from Federal Home Loan Bank                                                 122,107           123,137
    Securities sold under agreements to repurchase                                        19,300            19,300
    Accrued interest payable                                                               2,587             2,321
    Advances from borrowers for taxes and insurance                                        2,043               946
    Accounts payable and accrued expenses                                                  2,785             3,492
                                                                                        --------          --------

         Total liabilities                                                               411,975           410,022
                                                                                        --------          --------

Company-obligated mandatorily redeemable preferred securities of a subsidiary
    trust holding solely junior subordinated debentures of the Company                    16,200            16,200

Stockholders' Equity:

    Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
    Common stock, $.01 par value, 20,000,000 shares authorized; issued and outstanding: 2,251,716 shares at December 31, 1999
       and September 30, 1999                                                                 14                14
    Additional paid-in capital                                                            13,433            13,408
    Common stock acquired by stock benefit plans                                          (1,465)           (1,531)
    Treasury stock at cost:  468,284 shares                                               (5,622)           (5,622)
    Accumulated other comprehensive loss                                                  (4,860)           (2,992)
    Retained earnings - partially restricted                                              21,173            20,627
                                                                                        --------          --------

         Total stockholders' equity                                                       22,673            23,904
                                                                                        --------          --------

TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARY AND STOCKHOLDERS' EQUITY             $450,848          $450,126
                                                                                        ========          ========

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
(dollars in thousands, except per share data)


                                                                                           Three months ended
                                                                                               December 31
                                                                                           -------------------
                                                                                            1999         1998
                                                                                           ------       ------
INTEREST INCOME:
    Interest on:
        Loans                                                                              $4,442       $4,224
        Mortgage-related securities                                                         2,104        2,112
        Investments                                                                           803          733
        Interest-bearing deposits                                                             121           96
                                                                                           ------       ------

                Total interest income                                                       7,470        7,165
                                                                                           ------       ------

INTEREST EXPENSE:
    Interest on:
        Deposits                                                                            2,683        2,614
        Federal Home Loan Bank advances                                                     1,566        1,359
        Other borrowings                                                                      297          297
                                                                                           ------       ------

                Total interest expense                                                      4,546        4,270
                                                                                           ------       ------

NET INTEREST INCOME                                                                         2,924        2,895

PROVISION FOR LOAN LOSSES                                                                     105           25
                                                                                           ------       ------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                         2,819        2,870
                                                                                           ------       ------

NON-INTEREST INCOME:
    Service charges and other fees                                                            218          227
    Net gain (loss) on sales of:
       Loans                                                                                   54          101
       Real estate owned                                                                      (11)
    Real estate operations                                                                    (28)         (12)
    Other                                                                                     183            6
                                                                                           ------       ------

                Total non-interest income                                                     416          322
                                                                                           ------       ------

NON-INTEREST EXPENSE:
    Salaries and employee benefits                                                            872          866
    Occupancy and equipment expenses                                                          258          255
    Professional fees                                                                         153          244
    Federal deposit insurance premium                                                          38           35
    Bank service charges                                                                      121          103
    Data processing                                                                           100           97
    Advertising                                                                                89           77
    Minority interest in expense of subsidiaries                                              393          393
    Other                                                                                     239          357
                                                                                           ------       ------

                Total non-interest expense                                                  2,354        2,336
                                                                                           ------       ------

INCOME BEFORE INCOME TAX EXPENSE                                                              881          856

INCOME TAX EXPENSE                                                                            178          196
                                                                                           ------       ------

NET INCOME                                                                                 $  703       $  660
                                                                                           ======       ======


BASIC EARNINGS PER COMMON SHARE                                                            $ 0.34       $ 0.32
                                                                                           ======       ======

DILUTED EARNINGS PER COMMON SHARE                                                          $ 0.33       $ 0.31
                                                                                           ======       ======


See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------
(dollars in thousands)


                                                                  Common
                                                                   stock                 Accumulated    Retained
                                                   Additional   acquired by                 other       earnings-     Total
                                           Common   paid-in    stock benefit  Treasury  comprehensive   partially  stockholders'
                                            stock   capital        plans        stock        loss       restricted    equity
                                           ------  ----------  -------------  --------  -------------   ---------- -------------
BALANCE AT SEPTEMBER 30, 1999                $14    $13,408       $(1,531)     $(5,622)     $(2,992)     $20,627     $23,904
   Net income                                                                                                703         703
   Other comprehensive loss, net of tax                                                      (1,868)                  (1,868)
   ESOP stock committed to be released                                 31                                                 31
   Excess of fair value above cost of
      ESOP and RRP shares
      committed to be released                           25                                                               25
   RRP amortization                                                    35                                                 35
   Dividends - $.07 per share                                                                               (157)       (157)
                                             ---    -------       -------      -------      -------      -------     -------
BALANCE AT DECEMBER 31, 1999                 $14    $13,433       $(1,465)     $(5,622)     $(4,860)     $21,173     $22,673
                                             ===    =======       =======      =======      =======      =======     =======


See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(dollars in thousands)

                                                                                         Three months ended
                                                                                             December 31
                                                                                       -----------------------
                                                                                         1999           1998
                                                                                       --------       --------
OPERATING ACTIVITIES:
    Net income                                                                         $    703       $    660
    Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
         Provision for depreciation and amortization                                        101            109
         Amortization (accretion) of premiums and discounts                                 (35)            82
         Gain (loss) on sales of:
             Loans                                                                          (54)          (101)
             Real estate owned                                                               11
         Provision for loan losses                                                          105             25
         Provision for real estate owned losses                                                             50
         Amortization of stock benefit plans                                                 91            118
    Changes in assets and liabilities which provided (used) cash:
         Origination of loans held for sale                                             (11,038)       (15,725)
         Loans sold in the secondary market                                              10,570         14,087
         Deferred income taxes                                                                               1
         Accrued interest receivable                                                        230            166
         Prepaid expenses and other assets                                                  288         (6,900)
         Accrued interest payable                                                           266            (35)
         Accounts payable and accrued expenses                                             (707)           997
                                                                                       --------       --------
             Net cash provided by (used in) operating activities                            531         (6,466)
                                                                                       --------       --------

INVESTING ACTIVITIES:
    Loans originated                                                                    (14,411)       (30,883)
    Purchases of:
      Mortgage-related securities available for sale                                                   (10,016)
      Investment securities available for sale                                                          (5,000)
      Purchase of FHLB stock                                                                              (215)
    Proceeds from sales of real estate owned                                                 37            624
    Principal collected on loans                                                         13,909         19,370
    Proceeds from maturities, calls, or repayments of:
      Investment securities available for sale                                                              75
      Mortgage-related securities available for sale                                      3,694         13,935
      Mortgage-related securities held to maturity                                          348          1,387
    Purchase of property and equipment                                                     (485)          (120)
    Net expenditures on real estate acquired through foreclosure and in development         (79)          (240)
                                                                                       --------       --------
             Net cash provided by (used in) investing activities                          3,013        (11,083)
                                                                                       --------       --------

FINANCING ACTIVITIES:
    Net increase in deposit accounts                                                      2,327          7,184
    Net (decrease) increase in FHLB advances                                             (1,030)         2,772
    Net increase in advances from borrowers for taxes and insurance                       1,097          1,122
    Purchase of treasury stock                                                                            (831)
    Cash dividend                                                                          (157)          (136)
                                                                                       --------       --------
             Net cash provided by financing activities                                    2,237         10,111
                                                                                       --------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          5,781         (7,438)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         20,015         24,126
                                                                                       --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 25,796       $ 16,688
                                                                                       ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest on deposits and borrowings                              $  4,280       $  4,305
    Cash payments of income taxes                                                           217
    Transfers of loans receivable into real estate owned                                    729          1,212


See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1999 (UNAUDITED) AND SEPTEMBER 30, 1999 AND
(UNAUDITED) FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)

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

         The results of operations of the three month period ended December 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2000. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders for the year ended September 30, 1999.

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



2.       INVESTMENT SECURITIES

         The amortized cost and approximate fair value of investment securities, by contractual maturities, are as follows:

                                                                             December 31, 1999
                                                        --------------------------------------------------------
                                                                            Gross        Gross
                                                        Amortized         Unrealized   Unrealized    Approximate
                                                           Cost              Gain         Loss       Fair Value
                                                        ---------         ----------   ----------    -----------
         Available for Sale:
             U.S. Treasury securities and securities
                of U.S. Government agencies:
                   1 to 5 years                          $ 5,746                         $  149        $ 5,597
                   5 to 10 years                           6,995              $5            331          6,669
             Municipal obligations                        18,925                          1,622         17,303
             Corporate bonds                               4,910                            338          4,572
             Mutual funds                                  2,000                             30          1,970
             Preferred stocks                              5,532                            592          4,940
             Other equity investments                      2,390                            182          2,208
                                                         -------              --         ------        -------
                     Total                               $46,498              $5         $3,244        $43,259
                                                         =======              ==         ======        =======

                                                                            September 30, 1999
                                                        --------------------------------------------------------
                                                                            Gross        Gross
                                                        Amortized         Unrealized   Unrealized    Approximate
                                                           Cost              Gain         Loss       Fair Value
                                                        ---------         ----------   ----------    -----------
         Available for Sale:
             U.S. Treasury securities and securities
                of U.S. Government agencies:
                   1 to 5 years                         $  5,746                       $     94       $  5,652
                   5 to 10 years                           6,994                            214          6,780
             Municipal obligations                        18,924              $1          1,052         17,873
             Corporate bonds                               4,909                            270          4,639
             Mutual funds                                  2,000                             28          1,972
             Preferred stocks                              5,534                            286          5,248
             Other equity investments                      2,390                            239          2,151
                                                         -------              --         ------        -------
                     Total                               $46,497              $1         $2,183        $44,315
                                                         =======              ==         ======        =======



3.       MORTGAGE-RELATED SECURITIES


         Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:


                                                                             December 31, 1999
                                                        --------------------------------------------------------
                                                                            Gross        Gross
                                                        Amortized         Unrealized   Unrealized    Approximate
                                                           Cost              Gain         Loss       Fair Value
                                                        ---------         ----------   ----------    -----------
         Available for Sale:
             FHLMC pass-through certificates              $ 11,261        $ 26          $  260        $ 11,027
             FNMA pass-through certificates                 32,159          22           1,302          30,879
             GNMA pass-through certificates                 33,444           2           1,115          32,331
             Collateralized mortgage obligations            34,819          72           1,584          33,307
                                                          --------        ----          ------        --------
                 Total                                    $111,683        $122          $4,261        $107,544
                                                          ========        ====          ======        ========

         Held to Maturity:
             FHLMC pass-through certificates              $  3,137        $  1          $  108        $  3,030
             FNMA pass-through certificates                  6,525                         275           6,250
             Collateralized mortgage obligations             4,484                         214           4,270
                                                          --------        ----          ------        --------
                 Total                                    $ 14,146        $  1          $  597        $ 13,550
                                                          ========        ====          ======        ========

                                                                            September 30, 1999
                                                        --------------------------------------------------------
                                                                            Gross        Gross
                                                        Amortized         Unrealized   Unrealized    Approximate
                                                           Cost              Gain         Loss       Fair Value
                                                        ---------         ----------   ----------    -----------
         Available for Sale:
             FHLMC  pass-through certificates             $ 11,927        $ 81          $  174        $ 11,834
             FNMA pass-through certificates                 32,795          37             877          31,955
             GNMA pass-through certificates                 34,639          75             755          33,959
             Collateralized mortgage obligations            36,054         111             867          35,298
                                                          --------        ----          ------        --------
                 Total                                    $115,415        $304          $2,673        $113,046
                                                          ========        ====          ======        ========

         Held to Maturity:
             FHLMC  pass-through certificates             $  3,156        $ 11          $   67        $  3,100
             FNMA pass-through certificates                  6,832                         232           6,600
             Collateralized mortgage obligations             4,509                         109           4,400
                                                          --------        ----          ------        --------
                 Total                                    $ 14,497        $ 11          $  408        $ 14,100
                                                          ========        ====          ======        ========

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


5.       LOANS RECEIVABLE

         Loans receivable consist of the following:

                                                                                    December 31       September 30
                                                                                        1999              1999
                                                                                    -----------       ------------
         Real estate loans:
              Single-family                                                           $163,864          $166,802
              Construction and land                                                     18,833            18,426
              Multi-family and commercial                                               30,378            31,188
         Consumer loans:
              Home equity and lines of credit                                           18,431            18,624
              Deposit                                                                      263               243
              Education                                                                    276               365
              Other                                                                      1,001             1,080
         Commercial loans                                                                5,453             2,190
                                                                                      --------          --------
              Total loans                                                              238,499           238,918
         Loans in process                                                               (8,922)           (9,005)
         Allowance for loan losses                                                      (1,858)           (1,928)
         Deferred loan fees                                                             (1,431)           (1,610)
                                                                                      --------          --------
         Loans receivable - net                                                       $226,288          $226,375
                                                                                      ========          ========

         The following is an analysis of the allowance for loan losses:

                                                                                         Three Months Ended
                                                                                             December 31
                                                                                        ----------------------
                                                                                         1999            1998
                                                                                        ------          ------
         Balance beginning of period                                                    $1,928          $1,738
         Provisions charged to income                                                      105              25
         Charge-offs                                                                      (175)             (8)
                                                                                        ------          ------
                  Total                                                                 $1,858          $1,755
                                                                                        ======          ======

         At December 31, 1999 and September 30, 1999, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $2,480 and $3,180, respectively.


6.       DEPOSITS

         Deposits consist of the following major classifications:

                                                                        December 31            September 30
                                                                           1999                    1999
                                                                     -----------------      ------------------
                                                                      Amount   Percent       Amount    Percent
                                                                     --------  -------      --------   -------
         Non-interest bearing                                        $  5,649     2.1%     $   7,912      3.0%
         NOW                                                           37,608    14.3         33,412     12.8
         Passbook                                                      38,710    14.7         40,324     15.5
         Money market demand                                           17,248     6.6         19,417      7.4
         Certificates of deposit                                      163,938    62.3        159,761     61.3
                                                                     --------   -----       --------    -----
                  Total                                              $263,153   100.0%      $260,826    100.0%
                                                                     ========   =====       ========    =====


7.       COMPREHENSIVE INCOME

         In 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of operations and are recorded directly to stockholders' equity. These transactions and other events represent foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Only the last of these items is currently applicable to the Company. For the three months ended December 31, 1999 and 1998, the Company's comprehensive income (loss) was as follows:

                                                                                        Three Months Ended
                                                                                            December 31
                                                                                       --------------------
                                                                                        1999          1998
                                                                                       -------        -----
         Net income                                                                    $   703        $ 660
         Net SFAS 115 adjustment                                                        (1,868)        (639)
                                                                                       -------        -----
              Total comprehensive income (loss)                                        $(1,165)       $  21
                                                                                       =======        =====

8.       EARNINGS PER SHARE

         Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common share outstanding and common share equivalents that would arise from the exercise of dilutive securities (stock options).

         The calculated basic and diluted earnings per share is as follows:

                                                                                        Three Months Ended
                                                                                            December 31
                                                                                       --------------------
                                                                                        1999          1998
                                                                                       -------        -----
         Numerator                                                                        $ 703          $ 660
         Denominators:
            Basic shares outstanding                                                  2,054,236      2,034,945
            Effect of dilutive securities                                                64,171        113,294
                                                                                      ---------      ---------
            Dilutive shares outstanding                                               2,118,407      2,148,239
                                                                                      =========      =========
         Earnings per share:
            Basic                                                                         $0.34          $0.32
            Diluted                                                                       $0.33          $0.31

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999 (UNAUDITED) AND SEPTEMBER 30, 1999

Total assets of the Company remained relatively unchanged at $450.8 million at December 31, 1999 as compared to $450.1 million at September 30, 1999. Cash and cash equivalents increased by $5.8 million or 28.9% from $20.0 million at September 30, 1999 to $25.8 million at December 31, 1999 in accordance with the Company's liquidity plan for the year 2000 rollover.

Deposits increased $2.3 million or .9% from $260.8 million at September 30, 1999 to $263.1 million at December 31, 1999. The increase resulted primarily from the growth in certificates of deposit.

Stockholders' equity decreased $1.2 million primarily due to a decrease in the market valuation, net of taxes, of securities available for sale as well as dividends paid partially offset by the Company's net income for the quarter.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

Net Income.

Net income was $703,000 for the three months ended December 31, 1999 as compared to $660,000 for the same period in 1998. The $43,000 or 6.5% increase in net income for the three months ended December 31, 1999 was due to a $94,000 or 29.2% increase in other income offset by a $51,000 or 1.8% decrease in net interest income after provision for loan losses.

Net Interest Income.

Net interest income increased $29,000 or 1.0% to $2.9 million for the three months ended December 31, 1999 as compared to the same period in 1998. The increase was due to a $305,000 or 4.3% increase in interest income which was partially offset by a $276,000 or 6.5% increase in interest expense for the 1998 period. The $305,000 increase in interest income was primarily due to a $8.7 million or 2.2% increase in the average balance of interest-earning assets and by a 14 basis point increase in the yield earned thereon. The $276,000 increase in interest expense was primarily due to an increase of $24.7 million or 6.7% in the average balance of interest-bearing liabilities combined however, with, by comparison, only a 1 basis point decrease in the weighted average rate paid thereon for the three months ended December 31, 1999, as compared to the same period in 1998. The interest rate spread and net interest margin, on a fully tax equivalent basis, were 2.71% and 2.92%, respectively, for the three months ended December 31, 1999 as compared to 2.56% and 2.96%, respectively, for the same period in 1998.

Provision for Loan Losses.

Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the amount of the Company's primary market area, and other factors related to the collectibility of the Company's loan and loans held for sale portfolios. For the three months ended December 31, 1999, the provision for loan losses amounted to $105,000 as compared to $25,000 for the same period in 1998. The provision in fiscal 1999 reflected a $50,000 allocation of expense to real estate owned. The remaining increase is due to normal allocations for the current loan portfolio. At December 31, 1999, non-performing assets totaled $3.4 million or .76% of total assets, a decrease of $64,000 from September 30, 1999. The Company's coverage ratio, which is the loan loss reserve to non-performing assets, was 54.1% and 55.1% at December 31, 1999 and September 30, 1999, respectively.

Management will continue to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

Other Income.

Other income increased $94,000 or 29.2% to $416,000 for the three months ended December 31, 1999 as compared to the same period in 1998. The increase was primarily a result of a $177,000 increase in the other non-interest income due to the purchase of bank owned life insurance product and was partially offset by a decrease in the gain on sale of loans of $47,000, loss on sale of real estate owned of $28,000, and a small decrease in service charges and other fees of $9,000.

Operating Expenses.

Operating expenses had a modest overall increase of $18,000 or .8% during the three months ended December 31, 1999 as compared to the same period in 1998. The increase was primarily due to a $91,000 increase in professional fees, $18,000 increase in bank service charges, and a $12,000 in advertising offset by a $118,000 decrease in other non-interest expenses.

Income Tax Expense.

Income tax expense decreased $18,000 to $178,000 during the three months ended December 31, 1999 as compared to the same period in 1998. The decrease was primarily a result of the implementation of various tax planning strategies including investment in tax-exempt securities.

The Year 2000 Issue.

The Year 2000 issue is the result of computer programs which were written using two digits rather than four to define the applicable year . As a result, such programs may recognize a date using "00" as the year 1900 instead of the year 2000 which could result in system failures or miscalculations causing disruptions of operation. While lingering concern exists about certain dates during Year 2000, the most significant date, January 1, 2000, has passed without material incident. The Company is pleased to report as a result of its diligent efforts, no interruptions of business or financial losses resulting from Year 2000 issues.

Liquidity and Capital Resources.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At December 31, 1999, the Company had short-term borrowings outstanding of $46.0 million, all of which consisted of advances from the FHLB of Pittsburgh.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to fund maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At December 31, 1999, total approved loan commitments outstanding amounted to $9.1 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $13.0 million. Certificates of deposit scheduled to mature in one year or less at December 31, 1999 totaled $113.8 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 4% of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand from withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Bank's average monthly liquidity ratio for December 31, 1999 was 7.29%.

As of December 31, 1999, the Bank had regulatory capital which was in excess of applicable limits. The Bank is required under certain federal regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital to at least 8.0% of its risk-weighted assets. At December 31, 1999, the Bank had tangible capital and core capital equal to 8.3% of adjusted total assets and total capital equal to 18.7% of risk-weighted assets.

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

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                          DISCLOSURES ABOUT MARKET RISK


For a discussion of the Company's asset and liability management policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

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

The interest rate risk measures used by the OTS include an "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure". The "Post-Shock" NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low "Post-Shock" NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The "Sensitivity Measure" is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following sets forth the Bank's NPV as of December 31, 1999.

                                                 Net Portfolio Value

                                                (Dollars in thousands)
        -------------------------------------------------------------------------------------------------------
               Changes in
                Rates in                   Dollar      Percentage    Net Portfolio Value      Change in
               Basis Points    Amount      Change        Change       As a % of Assets      Percentage (1)
        -------------------------------------------------------------------------------------------------------
                    300       $13,519    $(27,702)       (67.20)%          3.25%                (64.44)%
                    200        22,857     (18,364)       (44.55)           5.34                 (41.58)
                    100        32,343      (8,878)       (21.53)           7.35                 (19.58)
                      0        41,221                                      9.14
                   (100)       49,194       7,974         19.34           10.65                  16.52
                   (200)       53,271      12,050         29.23           11.37                  24.40
                   (300)       55,947      14,726         35.72           11.81                  29.21


         (1) Based on the portfolio value of the Bank's assets in the base case scenario

As of December 31, 1999, the Company's NPV was $41.2 million or 9.14% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $22.9 million or 5.34% of the market value of assets. The change in the NPV ratio or the Company's sensitivity measure was (3.80)%.

                                     PART II

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         On January 26, 2000, the Annual Meeting of stockholders of the Company was held to elect management's nominees for director and to ratify the appointment of the Company's independent auditors. No other nominations for directors were submitted. With respect to the election of directors, the results were as follows:

                      Nominee                 For            Withheld
                      -------                 ---            --------
                      Olive J. Faulkner    1,694,397         187,931
                      Thomas M. Kelly      1,695,597         186,731
                      Donald A. Purdy      1,694,321         188,006

         With respect to the ratification of Deloitte & Touche LLP as the Company's independent auditors, the results were as follows: 1,753,338 votes for, 124,149 votes against, and 4,840 votes abstaining for the fiscal year ending September 30, 2000.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST KEYSTONE FINANCIAL, INC.



Date: February 16, 2000                 By: /s/ Donald S. Guthrie
                                           -------------------------------------
                                           Donald S. Guthrie
                                           President and Chief Executive Officer


Date: February 16, 2000                 By: /s/ Thomas M. Kelly
                                           -------------------------------------
                                           Thomas M. Kelly
                                           Executive Vice-President
                                           and Chief Financial Officer