Form 10-Q
period 2000-03-31
FIRST KEYSTONE FINANCIAL INC
filed 2000-05-15
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from .......... to ..........

                        Commission File Number: 000-25328

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days. Yes [X]    No[ ]

Number of shares of Common Stock outstanding as of May 8, 2000:  2,251,716

Transitional Small Business Disclosure Format        Yes  [ ]  No   [X]

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                                                         PAGE
PART I          FINANCIAL INFORMATION
     Item 1.    Financial Statements

                Consolidated Statements of Financial Condition as of
                March 31, 2000 (Unaudited) and September 30, 1999 ..............................          1

                Consolidated Statements of Income for the Three and Six
                Months Ended March 31, 2000 and 1999 (Unaudited)................................          2

                Consolidated Statement of Changes in Stockholders' Equity for the Six
                Months Ended March 31, 1999 (Unaudited).........................................          3

                Consolidated Statements of Cash Flows for the Three
                Months Ended March 31, 2000 (Unaudited).........................................          4

                Notes to Consolidated Financial Statements (Unaudited)..........................          5

     Item 2.    Managements's Discussion and Analysis of Financial Condition and
                Results of Operations...........................................................         10

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................         14

PART II         OTHER INFORMATION

     Item 1.    Legal Proceedings...............................................................         15

     Item 2.    Changes in Securities and Use of Proceeds.......................................         15

     Item 3.    Defaults Upon Senior Securities.................................................         15

     Item 4.    Submission of Matters to a Vote of Security Holders.............................         15

     Item 5.    Other Information...............................................................         15

     Item 6.    Exhibits and Reports on Form 8-K................................................         15

SIGNATURES......................................................................................         16

ITEM 1.     FINANCIAL STATEMENTS



FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)


                                                                                          March 31            September 30
ASSETS                                                                                      2000                 1999
                                                                                          --------           ------------
                                                                                         (Unaudited)

Cash and amounts due from depository institutions                                        $   2,792            $   3,010
Interest-bearing deposits with depository institutions                                      16,635               17,005
                                                                                         ---------            ---------
        Total cash and cash equivalents                                                     19,427               20,015
Investment securities available for sale                                                    43,612               44,315
Mortgage-related securities available for sale                                             115,096              113,046
Loans held for sale                                                                          2,653                1,792
Mortgage-related securities held to maturity - at amortized cost (approximate fair value of $13,130 at March 31, 2000
       and $14,100 at September 30, 1999)                                                   13,741               14,497
Loans receivable - net                                                                     234,104              226,375
Accrued interest receivable                                                                  3,065                3,096
Real estate owned                                                                              935                  297
Federal Home Loan Bank stock - at cost                                                       6,157                6,157
Office properties and equipment - net                                                        3,654                3,076
Deferred income taxes                                                                        3,642                2,749
Prepaid expenses and other assets                                                           14,659               14,711
                                                                                         ---------            ---------

TOTAL ASSETS                                                                             $ 460,745            $ 450,126
                                                                                         =========            =========

LIABILITIES, MINORITY INTEREST IN SUBSIDIARY AND STOCKHOLDERS' EQUITY

Liabilities:

    Deposits                                                                             $ 275,973            $ 260,826
    Advances from Federal Home Loan Bank                                                   119,317              123,137
    Securities sold under agreements to repurchase                                          19,300               19,300
    Accrued interest payable                                                                 2,440                2,321
    Advances from borrowers for taxes and insurance                                          2,104                  946
    Accounts payable and accrued expenses                                                    1,974                3,492
                                                                                         ---------            ---------
         Total liabilities                                                                 421,108              410,022
                                                                                         ---------            ---------

Company-obligated mandatorily redeemable preferred securities of a subsidiary
    trust holding solely junior subordinated debentures of the Company                      16,200               16,200

Stockholders' Equity:

    Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
    Common stock, $.01 par value, 20,000,000 shares authorized; issued and outstanding: 2,251,716 shares at March 31, 2000
       and September 30, 1999                                                                   14                   14
    Additional paid-in capital                                                              13,450               13,408
    Common stock acquired by stock benefit plans                                            (1,398)              (1,531)
    Treasury stock at cost:  468,284 shares                                                 (5,622)              (5,622)
    Accumulated other comprehensive loss                                                    (4,760)              (2,992)
    Retained earnings - partially restricted                                                21,753               20,627
                                                                                         ---------            ---------
         Total stockholders' equity                                                         23,437               23,904
                                                                                         ---------            ---------
TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARY AND STOCKHOLDERS' EQUITY ..           $ 460,745            $ 450,126
                                                                                         =========            =========

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

                                                               Three months ended                        Six months ended
                                                                     March 31                                 March 31
                                                                ------------------                         ----------------
                                                              2000                 1999                2000               1999
                                                              ----                 ----                 ----               ----
INTEREST INCOME:
    Interest on:
        Loans                                                $  4,546            $  4,394            $  8,988            $  8,619
        Mortgage-related securities                             2,155               1,849               4,258               3,961
        Investments                                               801                 732               1,604               1,465
        Interest-bearing deposits                                 118                 108                 239                 204
                                                             --------            --------            --------            --------
           Total interest income                                7,620               7,083              15,089              14,249
                                                             --------            --------            --------            --------

INTEREST EXPENSE:
    Interest on:
        Deposits                                                2,761               2,551               5,444               5,165
        Federal Home Loan Bank advances                         1,585               1,320               3,150               2,679
        Other borrowings                                          294                 291                 591                 589
                                                             --------            --------            --------            --------
           Total interest expense                               4,640               4,162               9,185               8,433
                                                             --------            --------            --------            --------

NET INTEREST INCOME                                             2,980               2,921               5,904               5,816

PROVISION FOR LOAN LOSSES                                         105                  75                 210                 100
                                                             --------            --------            --------            --------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                             2,875               2,846               5,694               5,716
                                                             --------            --------            --------            --------

NON-INTEREST INCOME (LOSS):
    Service charges and other fees                                234                 248                 452                 475
    Net gain (loss) on sale of:
        Loans                                                      59                  99                 113                 200
        Investment and mortgage-related securities                                    249                                     249
        Real estate owned                                           2                                      (8)
    Real estate operations                                        (18)                (12)                (46)                (24)
    Other income                                                  165                 103                 348                 109
                                                             --------            --------            --------            --------
           Total non-interest income                              442                 687                 859               1,009
                                                             --------            --------            --------            --------

NON-INTEREST EXPENSE:
    Salaries and employee benefits                                896                 920               1,768               1,786
    Occupancy and equipment expenses                              288                 259                 546                 514
    Professional fees                                             240                 140                 484                 293
    Federal deposit insurance premium                              14                  37                  52                  73
    Bank service charges                                          127                 100                 248                 203
    Data processing                                               100                  96                 200                 192
    Advertising                                                   105                  80                 194                 157
    Provision for real estate owned losses                                            300                                     350
    Minority interest in expense of subsidiary                    393                 393                 786                 786
    Other                                                         229                 269                 468                 576
                                                             --------            --------            --------            --------
           Total non-interest expense                           2,392               2,594               4,746               4,930
                                                             --------            --------            --------            --------

INCOME BEFORE INCOME TAX EXPENSE                                  925                 939               1,807               1,795

INCOME TAX EXPENSE                                                187                 228                 366                 424
                                                             --------            --------            --------            --------
NET INCOME                                                   $    738            $    711            $  1,441            $  1,371
                                                             ========            ========            ========            ========

BASIC EARNINGS PER COMMON SHARE                              $   0.36            $   0.35            $   0.70            $   0.67
                                                             ========            ========            ========            ========
DILUTED EARNINGS PER COMMON SHARE                            $   0.35            $   0.33            $   0.67            $   0.64
                                                             ========            ========            ========            ========

                 See notes to consolidated financial statements

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (dollars in thousands)


                                                                      Common
                                                                      stock                   Accumulated    Retained
                                                        Additional  acquired by                   other      earnings-   Total
                                              Common     paid-in    stock benefit   Treasury  comprehensive partially  stockholders'
                                               stock     capital        plans        stock        loss      restricted   equity
                                             --------    --------      --------    --------     --------     --------   --------

BALANCE AT SEPTEMBER 30, 1999                $     14    $ 13,408      $ (1,531)   $ (5,622)    $ (2,992)    $ 20,627   $ 23,904
     Net income                                                                                                 1,441      1,441
     Other comprehensive loss, net of tax                                                         (1,768)                (1,768)
     ESOP stock committed to be released                                     63                                              63
     Excess of fair value above cost of
         ESOP and RRP shares
         committed to be released                              42                                                            42
     RRP amortization                                                        70                                              70
     Dividends - $.14 per share                                                                                (315)       (315)
                                             --------    --------      --------    --------     --------     --------   --------
BALANCE AT MARCH 31, 2000                    $     14    $ 13,450      $ (1,398)   $ (5,622)    $ (4,760)    $ 21,753   $ 23,437
                                             ========    ========      ========    ========      ========     ========   ========

                See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                                                    Six months ended
                                                                                                         March 31
                                                                                                         --------
                                                                                                  2000                1999
                                                                                                --------            --------
OPERATING ACTIVITIES:
Net income                                                                                    $  1,441            $  1,371
    Adjustments to reconcile net income to net
        cash used in operating activities:
           Provision for depreciation and amortization                                             214                 220
           Amortization of premiums and discounts                                                  (75)                110
           Gain on sales of:
                Loans                                                                             (113)               (200)
                Investment securities available for sale                                                              (249)
                Real estate owned                                                                    8
           Provision for loan losses                                                               210                 100
           Provision for real estate owned losses                                                                      350
           Amortization of stock benefit plans                                                     175                 229
    Changes in assets and liabilities which provided (used) cash:
           Origination of loans held for sale                                                  (18,906)            (33,996)
           Loans sold in the secondary market                                                   18,045              32,470
           Deferred income taxes                                                                                         1
           Accrued interest receivable                                                              31                 113
           Prepaid expenses and other assets                                                        52              (7,676)
           Accrued interest payable                                                                119                 134
           Accrued expenses                                                                     (1,518)                758
                                                                                              --------            --------
                Net cash  used in operating activities                                            (317)             (6,265)
                                                                                              --------            --------

INVESTING ACTIVITIES:
    Loans originated                                                                           (34,307)            (50,586)
    Purchases of:
        Investment securities available for sale                                                  (109)            (13,750)
        Mortgage-related securities available for sale                                         (10,826)            (19,135)
    Purchase of FHLB stock                                                                                            (987)
    Proceeds from sales of real estate owned                                                       188               2,044
    Proceeds from sales of investment securities                                                                     7,749
    Principal collected on loans                                                                25,862              29,623
    Proceeds from maturities, calls, or repayments of:
        Investment securities available for sale                                                                        75
        Mortgage-related securities available for sale                                           6,872              30,531
        Mortgage-related securities held to maturity                                               751               2,228
    Purchase of property and equipment                                                            (792)               (282)
    Net expenditures on real estate acquired through foreclosure and in development                (80)                (44)
                                                                                              --------            --------
                Net cash used in investing activities                                          (12,441)            (12,534)
                                                                                              --------            --------

FINANCING ACTIVITIES:
    Net increase in deposit accounts                                                            15,147              12,927
    Net (decrease) increase proceeds from FHLB advances and other borrowings                    (3,820)              8,743
    Net increase in advances from borrowers for taxes and insurance                              1,158               1,016
    Purchase of treasury stock                                                                                        (831)
    Cash dividend                                                                                 (315)               (272)
                                                                                              --------            --------
                Net cash provided by financing activities                                       12,170              21,583
                                                                                              --------            --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                  (588)              2,784
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                20,015              24,126
                                                                                              --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $ 19,427            $ 26,910
                                                                                              ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash payments for interest on deposits and borrowings                                     $  4,521            $  8,299
    Transfers of loans receivable into real estate owned                                           872               1,297
    Cash payments of income taxes                                                                  100                 465

                 See notes to consolidated financial statements

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2000 (UNAUDITED) AND SEPTEMBER 30, 1999 AND
(UNAUDITED) FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999 (dollars in thousands, except per share amounts)


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

         The results of operations of the three and six month periods ended March 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2000. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders for the year ended September 30, 1999.

         Certain information in this quarterly statement may constitute forward-looking information (within the meaning of the Private Securities Litigation Reform Act of 1995) that involves risks and uncertainties that could cause actual results to differ materially from those estimated. Persons are cautioned that such forward-looking statements are not guarantees of future performance and are subject to various factors which could cause actual results to differ materially from those estimated. These factors include changes in general economic and market conditions; changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines; and the development of an interest rate environment that adversely affects the interest rate spread or other income from the Company's investments and operations.


2.       INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities are as follows:

                                                                                March 31, 2000
                                                       -----------------------------------------------------------
                                                                          Gross          Gross
                                                       Amortized       Unrealized      Unrealized      Approximate
                                                        Cost              Gain            Loss         Fair Value
                                                        ----              ----            ----         ----------
Available for Sale:
    U.S. Treasury securities and securities
       of U.S. Government agencies:
          1 to 5 years                                $ 5,747                             $   170           $ 5,577
          5 to 10 years                                 6,996           $     7               330             6,673
    Municipal obligations                              18,927                 2             1,374            17,555
    Corporate bonds                                     4,910                                 207             4,703
    Mutual funds                                        2,000                                  30             1,970
    Preferred stocks                                    5,531                                 714             4,817
    Other equity investments                            2,500                77               260             2,317
                                                      -------           -------           -------           -------
            Total                                     $46,611           $    86           $ 3,085           $43,612
                                                      =======           =======           =======           =======

                                                         September 30, 1999
                                                  ------------------------------------------------------------
                                                                   Gross             Gross
                                                  Amortized      Unrealized        Unrealized      Approximate
                                                     Cost            Gain              Loss         Fair Value
                                                  ---------      ----------        ----------      -----------
Available for Sale:

U.S. Treasury securities and securities
   of U.S. Government agencies:
      1 to 5 years                                $ 5,746                             $    94           $ 5,652
      5 to 10 years                                 6,994                                 214             6,780
Municipal obligations                              18,924           $     1             1,052            17,873
Corporate bonds                                     4,909                                 270             4,639
Mutual funds                                        2,000                                  28             1,972
Preferred stocks                                    5,534                                 286             5,248
Other equity investments                            2,390                                 239             2,151
                                                  -------           -------           -------           -------
        Total                                     $46,497           $     1           $ 2,183           $44,315
                                                  =======           =======           =======           =======


3.       MORTGAGE-RELATED SECURITIES

                  Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                         March 31, 2000
                                                  ---------------------------------------------------------------
                                                                       Gross              Gross
                                                  Amortized         Unrealized        Unrealized      Approximate
                                                    Cost               Gain              Loss         Fair Value
                                                  ---------         ----------        ----------      -----------
         Available for Sale:

    FHLMC pass-through certificates               $ 10,892           $      8           $    331           $ 10,569
    FNMA pass-through certificates                  31,584                  6              1,266             30,324
    GNMA pass-through certificates                  39,300                                 1,190             38,110
    Collateralized mortgage obligations             37,532                115              1,554             36,093
                                                  --------           --------           --------           --------
        Total                                     $119,308           $    129           $  4,341           $115,096
                                                  ========           ========           ========           ========
Held to Maturity:

    FHLMC pass-through certificates               $  3,015                              $    125           $  2,890
    FNMA pass-through certificates                   6,242                                   312              5,930
    Collateralized mortgage obligations              4,484                                   174              4,310
                                                  --------                              --------           --------
        Total                                     $ 13,741                              $    611           $ 13,130
                                                  ========                              ========           ========

                                                                   September 30, 1999
                                                      ----------------------------------------------------------------
                                                                         Gross              Gross
                                                      Amortized         Unrealized       Unrealized        Approximate
                                                        Cost               Gain             Loss           Fair Value
                                                        ----               ----             ----           ----------
Available for Sale:

         FHLMC  pass-through certificates              $ 11,927           $     81           $    174           $ 11,834
         FNMA pass-through certificates                  32,795                 37                877             31,955
         GNMA pass-through certificates                  34,639                 75                755             33,959
         Collateralized mortgage obligations             36,054                111                867             35,298
                                                       --------           --------           --------           --------
             Total                                     $115,415           $    304           $  2,673           $113,046
                                                       ========           ========           ========           ========


Held to Maturity:

         FHLMC  pass-through certificates              $  3,156           $     11           $     67           $  3,100
         FNMA pass-through certificates                   6,832                                   232              6,600
         Collateralized mortgage obligations              4,509                                   109              4,400
                                                       --------           --------           --------           --------
             Total                                     $ 14,497           $     11           $    408           $ 14,100
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

5.       LOANS RECEIVABLE

         Loans receivable consist of the following:

                                               March 31         September 30
                                               2000                 1999
                                               --------         ------------
Real estate loans:
     Single-family                             $ 164,804            $ 166,802
     Construction and land                        22,164               18,426
     Multi-family and commercial                  34,508               31,188
Consumer loans:
     Home equity and lines of credit              19,981               18,624
     Deposit                                         218                  243
     Education                                       326                  365
     Other                                           898                1,080
Commercial loans                                   5,402                2,190
                                               ---------            ---------
     Total loans                                 248,301              238,918
Loans in process                                 (10,779)              (9,005)
Allowance for loan losses                         (1,949)              (1,928)
Deferred loan fees                                (1,469)              (1,610)
                                               ---------            ---------
Loans receivable - net                         $ 234,104            $ 226,375
                                               =========            =========

         The following is an analysis of the allowance for loan losses:

                                          Six Months Ended
                                               March 31
                                          ----------------------
                                          2000               1999
                                       -------            -------
Balance beginning of period            $ 1,928            $ 1,738
Provisions charged to income               210                100
Charge-offs                               (189)               (56)
Recoveries
                                       -------            -------
Total                                  $ 1,949            $ 1,782
                                       =======            =======

At March 31, 2000 and September 30, 1999, non-performing loans (which consist of loans in excess of 90 days delinquent) amounted to approximately $2,085 and $3,180, respectively.

6.       DEPOSITS

         Deposits consist of the following major classifications:


                                                  March 31                    September 30
                                                   2000                          1999
                                                  --------                      ---------
                                          Amount        Percent            Amount      Percent
                                        --------        --------         --------      -------
Non-interest bearing accounts           $  7,602          2.8%           $  7,912         3.0%
NOW accounts                              40,855         14.8              33,412        12.8
Passbook accounts                         40,151         14.5              40,324        15.5
Money market demand accounts              19,955          7.2              19,417         7.4
Certificate accounts                     167,410         60.7             159,761        61.3
                                        --------        -----            --------       -----
Total                                   $275,973        100.0%           $260,826       100.0%
                                        ========        =====            ========       =====

7.       COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, effective October 1, 1999. The statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of operations and are recorded directly to stockholders' equity. These transactions and other events represent foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Only the last of these items, however, is currently applicable to the Company.

              For the three and six months ended March 31, 2000 and 1999, the Company's comprehensive income was as follows:



                                                               Three Months Ended        Six Months Ended
                                                                    March 31                March 31
                                                                   ----------               ---------
                                                                2000       1999          2000        1999
                                                             -------    -------       -------     -------
Net income                                                   $   738    $   711       $ 1,441     $ 1,371
Net SFAS 115 adjustment                                          100       (557)       (1,768)     (1,196)
                                                             -------    -------       -------     -------

Total comprehensive income (loss)                            $   838    $   154       $  (327)    $   175
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

      The calculated basic and diluted earnings per share ("EPS") is as follows:

                                           For the Three Months Ended          For the Six Months Ended
                                                    March 31,                           March 31,
                                         -----------------------------         -----------------------------
                                               2000               1999               2000               1999
                                         ----------         ----------         ----------         ----------
Numerator                                $      738         $      711         $    1,441         $    1,371
Denominators:
   Basic shares outstanding               2,054,313          2,040,333          2,059,531          2,037,551
   Effect of dilutive securities             39,143            100,673             80,715            106,611
                                         ----------         ----------         ----------         ----------
   Diluted shares outstanding             2,093,456          2,141,006          2,140,246          2,144,162
                                         ==========         ==========         ==========         ==========
hares outstanding

EPS:
   Basic                                 $     0.36         $     0.35         $     0.70         $     0.67
   Diluted                               $     0.35         $     0.33         $     0.67         $     0.64

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND SEPTEMBER 30, 1999

Total assets of the Company increased $10.6 million or 2.4% from $450.1 million at September 30, 1999 to $460.7 million at March 31, 2000 primarily due to a $7.7 million increase in loans receivable - net and a $2.0 million increase in mortgage-related securities available for sale. The increased loan growth was concentrated primarily in construction, commercial real estate and commercial loans and funded through deposits and cash flows and reflected the Company's continued emphasis on originating higher yielding loans.

Deposits increased $15.1 million or 5.8% from $260.8 million at September 30, 1999 to $276.0 million at March 31, 2000. The increase resulted primarily from the growth in NOW accounts and certificates of deposit.

Stockholders' equity decreased $467,000 due to the combined effects of dividends paid and a decrease in the market valuation, net of taxes, of securities available for sale partially offset by the Company's net income for the six months ended March 31, 2000.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999

Net Income.

Net income was $738,000 for the three months ended March 31, 2000 as compared to $711,000 for the same period in 1999. Net income for the six month periods ended March 31, 2000 and 1999 remained relatively the same at $1.4 million. The $27,000 or 3.8% increase in net income for the three months ended March 31, 2000 was due to a $29,000 increase in net interest income after provision for loan losses combined with a $202,000 decrease in non-interest expense partially offset by a $245,000 decrease in non-interest income. The $70,000 or 5.1% increase in net income for the six months ended March 31, 2000 compared to the same period in 1999 was primarily due to $184,000 and $58,000 decreases in non-interest expense and $58,000 decrease in income tax expense, respectively, partially offset by a $150,000 decrease in non-interest income together with a $22,000 decrease in net interest income after provision for loan losses.

Net Interest Income.

Net interest income increased $59,000 to $3.0 million and $88,000 to $5.9 million for the three and six months ended March 31, 2000, respectively. Such increases were primarily due to $537,000 or 7.6% and $800,000 or 8.9% increases in interest income for the three and six months ended March 31, 2000, respectively, which were partially offset by $478,000 or 11.5% and $752,000 or 8.9% increases in interest expense during such periods. The average balance of interest-earning assets increased $7.8 million and $4.6 million for the three and six months ended March 31, 2000, respectively, as compared to the same period in 1999. Calculated on a fully taxable equivalent basis, the weighted average yield earned on interest-earning assets for the three and six months ended March 31, 2000 increased 39 basis points to 7.52% and 33 basis points to 7.48%, respectively, compared to the 1999 periods. In addition, net interest income was affected by an increase in the average balance of interest-bearing liabilities of $23.6 million and $24.2 million for the three and six months ended March 31, 2000, respectively, as compared to the same period in 1999. The weighted average rate paid on such liabilities increased 21 basis points to 4.66% and 10 basis points to 4.63% during the three and six months ended March 31, 2000, respectively, as compared to 4.45% and to 4.53%, respectively, during the three and six months ended March 31, 1999. The interest rate spread amounted to 2.86% and 2.69% for the three months ended March 31, 2000 and 1999, respectively, while the net interest margin remained at 3.00%. The interest rate spread and net interest margin were 2.85% and 2.99%, respectively, for the six months ended March 31, 2000 as compared to 2.62% and 2.98% for the same periods in 1999. The increase in the net interest rate spread is primarily due to improvement in the yield on Company's investment and mortgage-related securities portfolio during fiscal 2000.

Provision for Loan Losses.

Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company's primary market area, and other factors related to the collectibility of the Company's loan and loans held for sale portfolios. For the three months ended March 31, 2000, the provision for loan losses amounted to $105,000 as compared to $75,000 for the same period in 1999. For the six months ended March 31, 2000 and 1999, the provision for loan losses was $184,000 and $172,000, respectively. The provision in the interim period of fiscal 1999 reflected a $50,000 allocation of expense to real estate owned. The increase in fiscal 2000 periods is due to allocations for the current loan portfolio in reflection of its increased investment in construction, multi-family and commercial real estate loans which are generally deemed to entail greater risk of loss. At March 31, 2000, non-performing assets totaled $3.0 million or .65% of total assets, a decrease of $452,000 from September 30, 1999. The Company's coverage ratio, which is the ratio of the loan loss reserve to non-performing assets, was 64.4% and 55.1% at March 31, 2000 and September 30, 1999, respectively.

Management will continue to review its loan portfolio to determine the extent, if any, to which additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

Non-interest income.

Non-interest income decreased $245,000 or 35.7% to $442,000 and $150,000 or 14.9% to $859,000 for the three and six months ended March 31, 2000, respectively, as compared to the same periods in 1999. The decrease was primarily a result of decreases in service charges and other fees and the net gain on sales of loans, mortgage-related securities and investment securities offset by an increase in other income due to income earned from bank owned life insurance policies.

Non-interest Expense.

Non-interest expenses decreased $202,000 or 7.8% during the three months ended March 31, 2000 as compared to the same period in 1999. The decrease was primarily due to a decrease of $300,000 in the provision for real estate owned losses partially offset by a $100,000 increase in professional fees. For the six months ended, March 31, 2000, operating expenses decreased $184,000 or 3.7% due to an decrease of $350,000 in the provision relating to a real estate owned property and a $108,000 decrease in other non-interest expense offset by increases of $191,000, $45,000 and $37,000 in professional fees, bank service changes, and advertising, respectively.

Income Tax Expense.

Income tax expense decreased $41,000 to $187,000 for the three months ended March 31, 2000 compared to March 31, 1999, while decreasing $58,000 to $366,000 for the six months ended March 31, 2000. The decreases were primarily a result of the implementation of various tax planning strategies including investment in tax-exempt securities.

Liquidity and Capital Resources.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At March 31, 2000, the Company had short-term borrowings outstanding of $54.0 million, all of which consisted of advances from the Federal Home Loan Bank of Pittsburgh.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments At March 31, 2000, the total approved loan commitments outstanding amounted to $9.7 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $16.0 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2000 totaled $110.4 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

First Keystone Federal Savings Bank (the "Bank"), the Company's wholly owned subsidiary, is required by the Office of Thrift Supervision ("OTS") to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 4% of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand from withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Bank's average monthly liquidity ratio for March 2000 was 7.42%.

As of March 31, 2000, the Bank had regulatory capital in excess of applicable limits. The Bank is required under certain federal regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital equal to at least 8.0% of its total risk-weighted assets. At March 31, 2000, the Bank had tangible and core capital equal to 8.1% of adjusted total assets and total capital equal to 18.0% of risk-weighted assets.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The interest rate risk analysis used by the OTS include an "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure". The "Post-Shock" NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low "Post-Shock" NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The "Sensitivity Measure" is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following table sets forth the Bank's NPV as of March 31, 2000.


                                          Net Portfolio Value

   Changes in
    Rates in                           Dollar         Percentage  Net Portfolio Value         Change in
  Basis Points          Amount         Change           Change    As a % of Assets        Percentage (1)
------------------------------------------------------------------------------------------------------------
                                            (dollars in thousands)
      300              $15,420        (27,250)          (63.86)          3.62                 (60.95)
      200               24,442        (18,228)          (42.72)          5.59                 (39.70)
      100               33,693         (8,976)          (21.04)          7.51                 (18.99)
       0                42,669                                           9.27
     (100)              51,287          8,618            20.20          10.87                  17.26
     (200)              56,393         13,724            32.16          11.76                  26.86
     (300)              59,166         16,497            38.66          12.20                  31.61

(1) Based on the portfolio value of the Bank's assets in the base case scenario

As of March 31, 2000, the Company's NPV was $42.7 million or 9.27% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $24.4 million or 5.59% of the market value of assets. The change in the NPV ratio or the Company's sensitivity measure was (3.68)%.

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

           (a)    Exhibits.

                  No. 27     Financial Data Schedule

           (b)    Reports filed on Form 8-K.
                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      FIRST KEYSTONE FINANCIAL, INC.



Date:    May 15, 2000                 By: /s/ Donald S. Guthrie
                                         ----------------------------
                                      Donald S. Guthrie
                                      President and Chief Executive Officer


Date:    May 15, 2000                 By: /s/ Thomas M. Kelly
                                         ----------------------------
                                      Thomas M. Kelly
                                      Executive Vice-President and Chief
                                      Financial Officer