Form 10-Q
period 2000-06-30
FIRST KEYSTONE FINANCIAL INC
filed 2000-08-14
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from .......... to ..........

                  Commission File Number:  000-25328

                         FIRST KEYSTONE FINANCIAL, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

             Pennsylvania                                      23-0469351
-----------------------------------------                  -----------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                        Identification Number)

           22 West State Street

            Media, Pennsylvania                                   19063
----------------------------------------------                  --------
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
Yes   X      No

Number of shares of Common Stock outstanding as of August 8, 2000:  2,251,716

Transitional Small Business Disclosure Format        Yes          No    X
                                                         ------      ----

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                                                         PAGE
                                                                                                         ----
PART I          FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Consolidated Statements of Financial Condition as of
                June 30, 2000 (Unaudited) and September 30, 1999 ................................         1

                Consolidated Statements of Income for the Three and Nine
                Months Ended June 30, 2000 and 1999 (Unaudited)..................................         2

                Consolidated Statement of Changes in Stockholders' Equity for the Nine
                Months Ended June 30, 2000  (Unaudited)..........................................         3

                Consolidated Statements of Cash Flows for the Nine
                Months Ended June 30, 2000 (Unaudited)...........................................         4

                Notes to Consolidated Financial Statements (Unaudited)...........................         5

     Item 2.    Managements's Discussion and Analysis of Financial Condition and
                Results of Operations..................................................................  10

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk.............................  14

PART II         OTHER INFORMATION

     Item 1.    Legal Proceedings...............................................................         15

     Item 2.    Changes in Securities and Use of Proceeds.......................................         15

     Item 3.    Defaults Upon Senior Securities.................................................         15

     Item 4.    Submission of Matters to a Vote of Security Holders............................          15

     Item 5.    Other Information...............................................................         15

     Item 6.    Exhibits and Reports on Form 8-K................................................         15

SIGNATURES......................................................................................         16

ITEM 1.     FINANCIAL STATEMENTS


FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
----------------------------------------------
(dollars in thousands)


                                                                                           June 30     September 30
ASSETS                                                                                      2000          1999
------                                                                                   ----------     ---------
                                                                                         (Unaudited)
Cash and amounts due from depository institutions                                     $    2,612       $    3,010
Interest-bearing deposits with depository institutions                                    22,164           17,005
                                                                                          ------          -------
        Total cash and cash equivalents                                                   24,776           20,015
Investment securities available for sale                                                  47,179           44,315
Mortgage-related securities available for sale                                           111,798          113,046
Loans held for sale                                                                        3,115            1,792
Mortgage-related securities held to maturity - at amortized cost
      (approximate fair value of $12,760 at June 30, 2000
       and $14,100 at September 30, 1999)                                                 13,396           14,497
Loans receivable - net                                                                   233,018          226,375
Accrued interest receivable                                                                2,961            3,096
Real estate owned                                                                          1,083              297
Federal Home Loan Bank stock - at cost                                                     6,157            6,157
Office properties and equipment - net                                                      3,691            3,076
Deferred income taxes                                                                      3,421            2,749
Prepaid expenses and other assets                                                         14,649           14,711
                                                                                         -------          -------

TOTAL ASSETS                                                                            $465,244         $450,126
                                                                                         ========         ========

LIABILITIES, MINORITY INTEREST IN SUBSIDIARY AND STOCKHOLDERS' EQUITY

Liabilities:

    Deposits                                                                            $275,964         $260,826
    Advances from Federal Home Loan Bank                                                 120,360          123,137
    Securities sold under agreements to repurchase                                        19,300           19,300
    Accrued interest payable                                                               2,865            2,321
    Advances from borrowers for taxes and insurance                                        3,079              946
    Accounts payable and accrued expenses                                                  2,792            3,492
                                                                                         -------          -------
         Total liabilities                                                               424,360          410,022
                                                                                         -------          -------

Company-obligated mandatorily redeemable preferred securities of a subsidiary
    trust holding solely junior subordinated debentures of the Company                    16,200           16,200

Stockholders' Equity:

    Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
    Common stock, $.01 par value, 20,000,000 shares authorized; issued and outstanding: 2,251,716 shares at June 30, 2000
       and September 30, 1999                                                                 14               14
    Additional paid-in capital                                                            13,470           13,408
    Common stock acquired by stock benefit plans                                          (1,331)          (1,531)
    Treasury stock at cost:  468,284 shares                                               (5,622)          (5,622)
    Accumulated other comprehensive loss                                                  (4,301)          (2,992)
    Retained earnings - partially restricted                                              22,454           20,627
                                                                                         -------          -------
         Total stockholders' equity                                                       24,684           23,904
                                                                                         -------          -------
TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARY AND STOCKHOLDERS' EQUITY             $465,244         $450,126
                                                                                        ========         ========

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
---------------------------------------------
(dollars in thousands, except per share data)

                                                             Three months ended                    Nine months ended
                                                                   June 30                              June 30
                                                                   -------                              -------
                                                            2000             1999                2000              1999
                                                            ----             ----                ----              ----
INTEREST INCOME:
    Interest on:
        Loans                                           $  4,795           $  4,329           $ 13,783           $ 12,948
        Mortgage-related securities                        2,199              1,896              6,457              5,857
        Investments                                          862                708              2,467              2,173
        Interest-bearing deposits                            161                117                400                321
                                                        --------           --------           --------           --------
           Total interest income                           8,017              7,050             23,107             21,299
                                                        --------           --------           --------           --------

INTEREST EXPENSE:
    Interest on:
        Deposits                                           2,896              2,542              8,340              7,707
        Federal Home Loan Bank advances                    1,764              1,304              4,914              3,983
        Other borrowings                                     294                300                886                888
                                                        --------           --------           --------           --------
           Total interest expense                          4,954              4,146             14,140             12,578
                                                        --------           --------           --------           --------

NET INTEREST INCOME                                        3,063              2,904              8,967              8,721

PROVISION FOR LOAN LOSSES                                    105                 84                315                184
                                                        --------           --------           --------           --------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                        2,958              2,820              8,652              8,537
                                                        --------           --------           --------           --------

NON-INTEREST INCOME (LOSS):
    Service charges and other fees                           246                222                698                697
    Net gain on sale of:
        Loans                                                 58                 70                171                270
        Investment securities                                 42                291
        Real estate owned                                     25                  8                 16                  8
    Real estate operations                                   (27)               (68)               (72)               (92)
    Other income                                             474                 98                823                207
                                                        --------           --------           --------           --------
           Total non-interest income                         776                372              1,636              1,381
                                                        --------           --------           --------           --------

NON-INTEREST EXPENSE:
    Salaries and employee benefits                         1,033                876              2,801              2,662
    Occupancy and equipment expenses                         287                258                832                771
    Professional fees                                        242                142                727                435
    Federal deposit insurance premium                         14                 37                 66                110
    Bank service charges                                     124                123                372                326
    Data processing                                          100                 98                301                290
    Advertising                                               84                 90                278                247
    Provision for real estate owned losses                   350
    Minority interest in expense of subsidiary               393                393              1,179              1,179
    Other                                                    337                206                805                783
                                                        --------           --------           --------           --------
           Total non-interest expense                      2,614              2,223              7,361              7,153
                                                        --------           --------           --------           --------

INCOME BEFORE INCOME TAX EXPENSE                           1,120                969              2,927              2,765

INCOME TAX EXPENSE                                           261                244                627                668
                                                        --------           --------           --------           --------
NET INCOME                                              $    859           $    725           $  2,300           $  2,097
                                                        ========           ========           ========           ========

BASIC EARNINGS PER COMMON SHARE                         $   0.42           $   0.35           $   1.11           $   1.03
                                                        ========           ========           ========           ========

DILUTED EARNINGS PER COMMON SHARE                       $   0.41           $   0.34           $   1.07           $   0.98
                                                        ========           ========           ========           ========

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
---------------------------------------------------------------------
(dollars in thousands)


                                                                  Common
                                                                   stock                 Accumulated    Retained
                                                    Additional    acquired by              other        earnings-     Total
                                           Common    paid-in    stock benefit  Treasury  comprehensive  partially   stockholders'
                                           stock     capital       plans        stock       loss        restricted    equity
                                           -----     -------       -----        -----       ----        ----------    ------
BALANCE AT SEPTEMBER 30, 1999                $14     $13,408    $(1,531)       $(5,622)      $(2,992)     $20,627     $23,904
     Net income                                                                                             2,300       2,300
     Other comprehensive loss, net of tax                                                     (1,309)                  (1,309)
     ESOP stock committed to be released                             95                                                    95
     Excess of fair value above cost of
         ESOP and RRP shares
         committed to be released                         62                                                              62
     RRP amortization                                               105                                                  105
     Dividends - $.21 per share                                                                              (473)       (473)
                                             ---     -------    -------        -------       -------      -------     -------
BALANCE AT JUNE 30, 2000                     $14     $13,470    $(1,331)       $(5,622)      $(4,301)     $22,454     $24,684
                                             ===     =======    =======        =======       =======      =======     =======

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------
(dollars in thousands)

                                                                                   Nine months ended
                                                                                        June 30
                                                                                        -------
                                                                                2000              1999
                                                                                ----              ----
OPERATING ACTIVITIES:
Net income                                                                   $  2,300           $  2,097
    Adjustments to reconcile net income to net
        cash used in operating activities:
           Provision for depreciation and amortization                            323                335
           Amortization of premiums and discounts                                (169)              (221)
           Gain on sales of:
                Loans                                                            (171)              (270)
                Investment securities available for sale                         (291)
                Real estate owned                                                 (16)                (8)
           Provision for loan losses                                              315                184
           Provision for real estate owned losses                                 350
           Amortization of stock benefit plans                                    262                349
           Distribution of policy value in demutualization                       (278)
    Changes in assets and liabilities which provided (used) cash:

           Origination of loans held for sale                                 (30,088)           (40,113)
           Loans sold in the secondary market                                  28,765             39,617
           Deferred income taxes                                                    4
           Accrued interest receivable                                            135                285
           Prepaid expenses and other assets                                       62             (6,965)
           Accrued interest payable                                               544                352
           Accrued expenses                                                      (700)               352
                                                                             --------           --------
                Net cash provided by (used in) operating activities             1,284             (3,963)
                                                                             --------           --------

INVESTING ACTIVITIES:
    Loans originated                                                          (50,048)           (75,626)
    Purchases of:
        Investment securities available for sale                               (3,033)           (20,051)
        Mortgage-related securities available for sale                        (10,826)           (38,217)
    Purchase of FHLB stock                                                       (987)
    Proceeds from sales of real estate owned                                      361              2,120
    Proceeds from sales of investment securities                                6,791
    Principal collected on loans                                               42,487             50,616
    Proceeds from maturities, calls, or repayments of:
        Investment securities available for sale                               12,075
        Mortgage-related securities available for sale                         10,487             38,414
        Mortgage-related securities held to maturity                            1,094              3,188
    Purchase of property and equipment                                           (938)              (591)
    Net expenditures on real estate acquired through
        foreclosure and in development                                           (128)               (24)
                                                                             --------           --------
                Net cash used in investing activities                         (10,544)           (22,292)
                                                                             --------           --------

FINANCING ACTIVITIES:
    Net increase in deposit accounts                                           15,138             11,307
    Net (decrease) increase in FHLB advances and other borrowings              (2,777)            14,909
    Net increase in advances from borrowers for taxes and insurance             2,133              2,102
    Purchase of treasury stock                                                 (1,047)
    Cash dividend                                                                (473)              (409)
                                                                             --------           --------
                Net cash provided by financing activities                      14,021             26,862
                                                                             --------           --------
INCREASE IN CASH AND CASH EQUIVALENTS                                           4,761                607
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               20,015             24,126
                                                                             --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 24,776           $ 24,733
                                                                             ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash payments for interest on deposits and borrowings                    $ 13,596           $ 12,226
    Transfers of loans receivable into real estate owned                        1,121              1,317
    Cash payments of income taxes                                                 275                715

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2000 (UNAUDITED) AND SEPTEMBER 30, 1999 AND (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999
(dollars in thousands, except per share amounts)

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

         The results of operations of the three and nine month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2000. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders for the year ended September 30, 1999.

         Certain information in this quarterly statement may constitute forward-looking information (within the meaning of the Private Securities Litigation Reform Act of 1995) that involves risks and uncertainties that could cause actual results to differ materially from those estimated. Persons are cautioned that such forward- looking statements are not guarantees of future performance and are subject to various factors which could cause actual results to differ materially from those estimated. These factors include changes in general economic and market conditions; changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines; and the development of an interest rate environment that adversely affects the interest rate spread or other income from the Company's investments and operations.

2.       INVESTMENT SECURITIES

         The amortized cost and approximate fair value of investment securities are as follows:

                                                                            June 30, 2000
                                                        ----------------------------------------------------------
                                                                          Gross          Gross
                                                        Amortized     Unrealized       Unrealized      Approximate
                                                           Cost           Gain            Loss         Fair Value
                                                           ----           ----            ----         ----------
         Available for Sale:
             U.S. Treasury securities and securities
                of U.S. Government agencies:
                   1 to 5 years                          $ 8,677                        $   150        $ 8,527
                   5 to 10 years                           6,996          $   9             322          6,683
             Municipal obligations                        18,929              3             977         17,955
             Corporate bonds                               4,910                            372          4,538
             Mutual funds                                  2,000                             34          1,966
             Preferred stocks                              5,530                            887          4,643
             Other equity investments                      2,778            208             119          2,867
                                                        --------           ----         -------       --------
                     Total                               $49,820           $220          $2,861        $47,179
                                                         =======           ====          ======        =======

                                                                          September 30, 1999
                                                          --------------------------------------------------------
                                                                          Gross          Gross
                                                          Amortized    Unrealized      Unrealized      Approximate
                                                            Cost          Gain            Loss         Fair Value
                                                            ----          ----            ----         ----------
         Available for Sale:
             U.S. Treasury securities and securities
                of U.S. Government agencies:
                   1 to 5 years                         $  5,746                       $     94       $  5,652
                   5 to 10 years                           6,994                            214          6,780
             Municipal obligations                        18,924             $1           1,052         17,873
             Corporate bonds                               4,909                            270          4,639
             Mutual funds                                  2,000                             28          1,972
             Preferred stocks                              5,534                            286          5,248
             Other equity investments                      2,390                            239          2,151
                                                        --------            ---         -------       --------
                     Total                               $46,497             $1          $2,183        $44,315
                                                         =======             ==          ======        =======


3.       MORTGAGE-RELATED SECURITIES

                  Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                                           June 30, 2000
                                                          -----------------------------------------------------
                                                                          Gross         Gross
                                                          Amortized    Unrealized    Unrealized      Approximate
                                                            Cost          Gain          Loss         Fair Value
                                                            ----          ----          ----         ----------
         Available for Sale:
             FHLMC pass-through certificates             $  10,499      $    9         $   275       $  10,233
             FNMA pass-through certificates                 30,868           8           1,253          29,623
             GNMA pass-through certificates                 38,243           5           1,079          37,169
             Collateralized mortgage obligations            36,080          77           1,384          34,773
                                                         ---------         ---          ------       ---------
                 Total                                    $115,690        $ 99          $3,991        $111,798
                                                          ========        ====          ======        ========


         Held to Maturity:

             FHLMC pass-through certificates               $ 2,935          $1            $106        $  2,830
             FNMA pass-through certificates                  5,977                         297           5,680
             Collateralized mortgage obligations             4,484                         234           4,250
                                                          --------        ---             ----        --------
                 Total                                     $13,396          $1            $637         $12,760
                                                           =======          ==            ====         =======

                                                                         September 30, 1999
                                                          ------------------------------------------------------
                                                                          Gross         Gross
                                                          Amortized    Unrealized    Unrealized      Approximate
                                                            Cost          Gain          Loss         Fair Value
                                                            ----          ----          ----         ----------
         Available for Sale:
             FHLMC  pass-through certificates            $  11,927       $  81         $   174       $  11,834
             FNMA pass-through certificates                 32,795          37             877          31,955
             GNMA pass-through certificates                 34,639          75             755          33,959
             Collateralized mortgage obligations            36,054         111             867          35,298
                                                          --------        ----          ------        --------
                 Total                                    $115,415        $304          $2,673        $113,046
                                                          ========        ====          ======        ========
         Held to Maturity:
             FHLMC  pass-through certificates             $  3,156         $11           $  67        $  3,100
             FNMA pass-through certificates                  6,832                         232           6,600
             Collateralized mortgage obligations             4,509                         109           4,400
                                                           -------       ----             ----        --------
                 Total                                     $14,497         $11            $408         $14,100
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

5.       LOANS RECEIVABLE

         Loans receivable consist of the following:

                                                                                     June 30        September 30
                                                                                      2000              1999
                                                                                  ------------      ------------
         Real estate loans:
              Single-family                                                          $163,640          $166,802
              Construction and land                                                    17,507            18,426
              Multi-family and commercial                                              35,415            31,188
         Consumer loans:
              Home equity and lines of credit                                          20,778            18,624
              Deposit                                                                     207               243
              Education                                                                   314               365
              Other                                                                       868             1,080
         Commercial loans                                                               7,120             2,190
                                                                                    ---------         ---------
              Total loans                                                             245,849           238,918
         Loans in process                                                              (9,504)           (9,005)
         Allowance for loan losses                                                     (1,927)           (1,928)
         Deferred loan fees                                                            (1,400)           (1,610)
                                                                                     ---------         ---------
         Loans receivable - net                                                      $233,018          $226,375
                                                                                     ========          ========

         The following is an analysis of the allowance for loan losses:

                                                                                          Nine Months Ended
                                                                                               June 30
                                                                                               -------
                                                                                        2000              1999
                                                                                     ----------         ------
         Balance beginning of period                                                    $1,928         $1,738
         Provisions charged to income                                                      315            184
         Charge-offs                                                                      (316)           (67)
         Recoveries                                                                                         2
                                                                                        ------         ------
         Total                                                                          $1,927         $1,857
                                                                                        ======         ======

         At June 30, 2000 and September 30, 1999, non-performing loans (which consist of loans in excess of 90 days delinquent) amounted to approximately $2,025 and $3,180, respectively.

6.       DEPOSITS

         Deposits consist of the following major classifications:

                                                                               June 30           September 30
                                                                                2000                  1999
                                                                                ----                  ----
                                                                          Amount   Percent       Amount    Percent
                                                                          ------   -------       ------    -------
         Non-interest bearing accounts                                 $   10,057     3.6%     $    7,912     3.0%
         NOW accounts                                                      38,873    14.1          33,412    12.8
         Passbook accounts                                                 40,568    14.7          40,324    15.5
         Money market demand accounts                                      20,580     7.5          19,417     7.4
         Certificate accounts                                              165,886   60.1         159,761    61.3
                                                                          --------  -----        --------   -----
         Total                                                           $275,964   100.0%       $260,826   100.0%
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

         For the three and nine months ended June 30, 2000 and 1999, the Company's comprehensive income was as follows:

                                        Three Months Ended        Nine Months Ended
                                             June 30                 June 30
                                             ---------               --------
                                        2000        1999        2000          1999
                                       ------      ------      ------        ------
Net income                            $   859     $   725      $ 2,300      $ 2,097

Net SFAS 115 adjustment                   459      (2,579)      (1,309)      (3,775)
                                      -------     -------      -------      -------
Total comprehensive income (loss)     $ 1,318     $(1,854)     $   991      $(1,678)
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

       The calculated basic and diluted earnings per share ("EPS") is as follows:

                                        For the Three Months Ended          For the Nine Months Ended
                                                 June 30,                            June 30,
                                                 --------                            --------
                                           2000             1999               2000              1999
                                          ------           ------              -----            -----
Numerator                               $      859        $      725        $    2,300        $    2,097
Denominators:
   Basic shares outstanding              2,064,807         2,044,095         2,064,769         2,039,771
   Effect of dilutive securities            51,730            98,729            80,234           104,032
                                        ----------        ----------        ----------        ----------
   Diluted shares outstanding            2,116,537         2,142,824         2,145,003         2,143,803
                                        ==========        ==========        ==========        ==========
hares outstanding

EPS:

   Basic                                $     0.42        $     0.35        $     1.11        $     1.03
   Diluted                              $     0.41        $     0.34        $     1.07        $     0.98

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND SEPTEMBER 30, 1999

Total assets of the Company increased $15.1 million or 3.4% from $450.1 million at September 30, 1999 to $465.2 million at June 30, 2000 primarily due to a $6.6 million increase in loans receivable - net, a $4.8 million in cash and cash equivalents, and a $2.9 million increase in investment securities available for sale. The increased loan growth was concentrated primarily in commercial real estate, commercial loans, and home equity loans funded through deposits and cash flows and reflected the Company's continued emphasis on originating higher yielding loans.

Deposits increased $15.1 million or 5.4% from $260.8 million at September 30, 1999 to $276.0 million at June 30, 2000. The increase resulted primarily from the growth in NOW accounts and certificates of deposit.

Stockholders' equity increased $780,000 due to the combined effects of increased net income for the nine months ended June 30, 2000 partially offset by a decrease in the aggregate market valuation, net of taxes, of available for sale securities and dividends paid.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999

Net Income.

Net income was $859,000 for the three months ended June 30, 2000 as compared to $725,000 for the same period in 1999 while net income for the nine month period ended June 30, 2000 was $2.3 million as compared to $2.1 million for the same period in 1999. The $134,000 or 18.5% increase in net income for the three months ended June 30, 2000 was due to a $138,000 increase in net interest income after provision for loan losses and a $404,000 increase in non-interest income partially offset by a $391,000 increase in non-interest expense. The $203,000 or 9.7% increase in net income for the nine months ended June 30, 2000 compared to the same period in 1999 was primarily due to increases of $115,000 and $255,000 in net interest income after provision for loan losses and non-interest income, respectively, together with a $41,000 decrease in income tax expense partially offset by a $208,000 increase in non-interest expense.

Net Interest Income.

Net interest income increased $159,000 to $3.1 million and $246,000 to $9.0 million for the three and nine months ended June 30, 2000, respectively. Such increases were primarily due to a $967,000 or 13.7% and $1.8 million or 8.5% increases in interest income for the three and nine months ended June 30, 2000, respectively, which were partially offset by $808,000 or 19.5% and $1.6 million or 12.4% increases in interest expense during such periods. The average balance of interest-earning assets increased $22.1 million and $16.0 million for the three and nine months ended June 30, 2000, respectively, as compared to the same period in 1999. Calculated on a fully taxable equivalent basis, the weighted average yield earned on interest-earning assets for the three and nine months ended June 30, 2000 increased 53 basis points to 7.58% and 30 basis points to 7.44%, respectively, compared to the 1999 periods. In addition, net interest income was affected by an increase in the average balance of interest-bearing liabilities of $33.7 million and $27.2 million for the three and nine months ended June 30, 2000, respectively, as compared to the same period in 1999. The weighted average rate paid on such liabilities increased 42 basis points to 4.84 % and 21 basis points to 4.70% during the three and nine months ended June 30, 2000, respectively, as compared to 4.42% and to 4.49%, respectively, during the three and nine months ended June 30, 1999. The interest rate spread amounted to 2.74% and 2.63% for the three months ended June 30, 2000 and 1999, respectively, while the net interest margin remained at 2.96%. The interest rate spread and net interest margin were 2.73% and 2.95%, respectively, for the nine months ended June 30, 2000 as compared to 2.65% and 2.98% for the same periods in 1999. The increase in the net interest rate spread was primarily due to improvement in the yield on Company's investment and mortgage-related securities during fiscal 2000.

Provision for Loan Losses.

Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company's primary market area, and other factors related to the collectibility of the Company's loan and loans held for sale portfolios. For the three months ended June 30, 2000, the provision for loan losses amounted to $105,000 as compared to $84,000 for the same period in 1999. For the nine months ended June 30, 2000 and 1999, the provision for loan losses was $315,000 and $184,000, respectively. The provisions in the interim periods of fiscal 1999 reflected a $50,000 allocation of expense to real estate owned. The increase in fiscal 2000 periods is due to allocations for the current loan portfolio resulting from increased investment in multi-family and commercial real estate and commercial business loans which are generally deemed to entail greater inherent risk of loss. At June 30, 2000, non-performing assets totaled $3.1 million or .67% of total assets, a decrease of $369,000 from September 30, 1999. The Company's coverage ratio, which is the ratio of the loan loss reserve to non-performing assets, was 62.0% and 55.5% at June 30, 2000 and September 30, 1999, respectively.

Management will continue to review its loan portfolio to determine the extent, if any, to which additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

Non-interest Income.

Non-interest income increased $404,000 or 108.6% to $776,000 and $255,000 or 18.5% to $1.6 million for the three and nine months ended June 30, 2000, respectively, as compared to the same periods in 1999. In the third quarter of fiscal 2000, an increase of $376,000 in other non-interest income was primarily due to a receipt of a distribution of common stock with a value of $278,000 at the date of issue in connection with the demutualization of an insurance company. In addition, the increases during the 2000 periods were due to the combined effect of a slight increase in service charges and other fees and a decrease in the loss from real estate operations partially offset by decreases in the net gain on sale of assets.

Non-interest Expense.

Non-interest expenses increased $391,000 or 17.6% during the three months ended June 30, 2000 as compared to the same period in 1999. Increases of $157,000, $100,000 and $131,000 were incurred in the salaries and employee benefits, professional fees, and other non-interest expenses, respectively. The increase in salary and employee benefits reflected accruals for certain incentive bonuses, normal salary adjustments and the hiring of additional personnel due to branch expansion. The increase in professional fees was primarily an accrual for legal costs associated with foreclosures. Other non-interest expenses increased due to one-time fees arising from the use of temporary employees and the adjustment of various expense accruals.For the nine months ended, June 30, 2000, non-interest expenses increased $208,000 or 2.9% due to increases of $139,000, $61,000, $292,000, $46,000, and $22,000 in
salaries and employee benefits, occupancy and equipment, professional fees, bank service charges and other non-interest expenses, respectively, partially offset by a $350,000 decrease in the provision for real estate losses.

Income Tax Expense.

Income tax expense increased $17,000 to $261,000 for the three months ended June 30, 2000 compared to June 30, 1999, while decreasing $41,000 to $627,000 for the nine months ended June 30, 2000. The increase for the third quarter of fiscal 2000 reflected the increase in income before income taxes. For the nine months ended June 30, 2000, the decrease in taxes resulted from the implementation of various tax planning strategies including investment in tax-exempt securities.

Liquidity and Capital Resources.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At June 30, 2000, the Company had short-term borrowings outstanding of $65.0 million, all of which consisted of advances from the Federal Home Loan Bank of Pittsburgh.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments At June 30, 2000, the total approved loan commitments outstanding amounted to $11.5 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $16.7 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2000 totaled $99.1 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

First Keystone Federal Savings Bank (the "Bank"), the Company's wholly owned subsidiary, is required by the Office of Thrift Supervision ("OTS") to maintain average daily balances of liquid assets and short- term liquid assets (as defined) in amounts equal to 4% of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand from withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Bank's average monthly liquidity ratio for June 2000 was 7.61%.

As of June 30, 2000, the Bank had regulatory capital in excess of applicable limits. The Bank is required under certain federal regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital equal to at least 8.0% of its total risk-weighted assets. At June 30, 2000, the Bank had tangible and core capital equal to 8.3% of adjusted total assets and total capital equal to 18.2% of risk-weighted assets.

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

The interest rate risk analysis used by the OTS include an "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure". The "Post-Shock" NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low "Post-Shock" NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The "Sensitivity Measure" is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following table sets forth the Bank's NPV as of June 30, 2000.

                                       Net Portfolio Value
   Changes in
    Rates in                           Dollar      Percentage    Net Portfolio Value         Change in
  Basis Points          Amount         Change        Change       As a % of Assets        Percentage (1)
  ------------          ------         ------        ------       ----------------        --------------
                                            (dollars in thousands)
      300              $14,910       $(29,058)      (66.09)%              3.49%                (63.19)
      200               24,473        (19,496)      (44.34)               5.57                 (41.24)
      100               34,299         (9,670)      (21.99)               7.59                 (19.94)
       0                43,968                                            9.48
     (100)              53,202          9,234        21.00               11.18                  17.93
     (200)              57,779         13,811        31.41               11.96                  20.74
     (300)              60,488         16,520        37.57               12.38                  23.42

         (1) Based on the portfolio value of the Bank's assets in the base case scenario

As of June 30, 2000, the Company's NPV was $44.0 million or 9.48% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $24.5 million or 5.57% of the market value of assets. The change in the NPV ratio or the Company's sensitivity measure was (3.91)%.

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

                                          FIRST KEYSTONE FINANCIAL, INC.

Date:    August 11, 2000                  By: /s/ Donald S. Guthrie
                                             ----------------------
                                          Donald S. Guthrie
                                          President and Chief Executive Officer

Date:    August 11, 2000                  By: /s/ Thomas M. Kelly
                                              --------------------
                                          Thomas M. Kelly
                                          Executive Vice-President and Chief
                                          Financial Officer