Form 10-K405
period 2000-09-30
FIRST KEYSTONE FINANCIAL INC
filed 2000-12-29
CIK 856751

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED SEPTEMBER 30, 2000

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                         Commission File Number: 0-25328

                         FIRST KEYSTONE FINANCIAL, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

               Pennsylvania                                 23-0469351
--------------------------------------------         ------------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification Number)

            22 West State Street
            Media, Pennsylvania                                 19063
-----------------------------------------            -------------------------
(Address of principal executive office)                     (Zip Code)

       Registrant's telephone number, including area code: (610) 565-6210

           Securities registered pursuant to Section 12(b) of the Act:
                                 NOT APPLICABLE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK (PAR VALUE $.01 PER SHARE)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]      No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 15, 2000 the aggregate value of the 1,879,389 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 362,327 shares held by all directors and officers of the Registrant as a group, was approximately $19.4 million. This figure is based on the last known trade price of $10.25 per share of the Registrant's Common stock on December 15, 2000.

Number of shares of Common Stock outstanding as of December 15, 2000:  2,241,716

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 2000 are incorporated into Parts II and III.

(2) Portions of the definitive proxy statement for the 2000 Annual Meeting of Stockholders are incorporated into Part III.


--------------------------------------------------------------------------------

PART I.

Item 1.  BUSINESS

GENERAL

     First Keystone Financial, Inc. (the "Company") is a Pennsylvania corporation and sole shareholder of First Keystone Federal Savings Bank (the "Bank") which converted to the stock form of organization in January 1995. The only significant assets of the Company are the capital stock of the Bank, the Company's loans to its employee stock ownership plan, and various equity and other investments. See Note 18 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for the fiscal year ended September 30, 2000 set forth as Exhibit 13 hereto ("Annual Report"). The business of the Company primarily consists of the business of the Bank.

     The Bank is a traditional, community oriented federal savings bank emphasizing customer service and convenience. The Bank's primary business is to attract deposits from the general public and invest those funds together with other available sources of funds, primarily borrowings, to originate loans. A substantial portion of the Bank's deposits are comprised of core deposits consisting of passbook, money market ("MMDA"), NOW and noninterest-bearing accounts which amounted to $107.1 million or 39.3% of the Bank's total deposits at September 30, 2000. The Bank's primary lending emphasis is loans secured by first and second liens on single-family (one-to-four units) residences located in Delaware and Chester Counties, Pennsylvania and to a lesser degree, Montgomery County, Pennsylvania and New Castle County, Delaware. The Bank originates residential first mortgage loans for resale into the secondary market while retaining for its portfolio adjustable-rate mortgage loans and fixed-rate mortgage loans that complement the Bank's asset/liability strategies. The Bank also originates, due to their shorter terms, adjustable or variable interest rates and generally higher yields, loans secured by commercial and residential multi-family real estate properties as well as residential and commercial construction loans secured by properties located in the Bank's market area. The Bank's originations of commercial, construction and multi-family loans has remained strong as a direct result of the Bank's emphasis on developing business loan products. Multi-family and commercial real estate loans amounted to $37.9 million or 15.5% of the total loan portfolio at September 30, 2000 as compared to $31.2 million or 13.1% at September 30, 1999. In addition, the Bank originates for sale, long-term fixed-rate loans and, servicing released in the secondary market, non-conforming jumbo loans and sub-prime loans to credit impaired borrowers. The Bank also purchases loan participation interests depending on market conditions and portfolio needs.

     To a lesser extent, the Bank also originates consumer loans (consisting almost entirely of home equity loans and lines of credit) and other mortgage loans.

     In addition to its deposit gathering and lending activities, the Bank invests in mortgage-related securities, substantially all of which are issued or guaranteed by U.S. Government agencies and government sponsored enterprises, as well as U.S. Treasury and federal government agency obligations, corporate bonds and municipal obligations. At September 30, 2000, the Bank's mortgage-related securities (including mortgage-related securities available for sale) amounted to $109.3 million, or 23.6% of the Company's total assets, and investment securities available for sale amounted to $42.2 million, or 9.1% of total assets.

MARKET AREA AND COMPETITION

     The Bank's primary market area consists of Delaware and Southern Chester Counties and to a lesser extent the contiguous counties of Montgomery and Northern Chester Counties, Pennsylvania and New Castle County, Delaware. Delaware County is part of the Philadelphia Primary Metropolitan Statistical Area ("PMSA") which includes besides Delaware County, Bucks, Chester, Montgomery and Philadelphia Counties (as well as four counties in New Jersey). The Philadelphia area economy is typical of many large Northeastern and Midwestern cities where the traditional manufacturing based economy has declined to a certain degree and has been replaced by growth of the service sector. As a result of such growth, the Philadelphia PMSA's economic diversity has broadened and employment in the area is derived from a number of different employment sectors. In particular, Delaware County has experienced the development of companies providing products and services for the health care market such as Crozer/Keystone Health System, Wyeth-Ayerst Labs, Inc. and Mercy Health Corp.

     Philadelphia's central location in the Northeast corridor, its well-educated and skilled population base, infrastructure and other factors has made the Bank's market area attractive to many large corporate employers. Such employers include Comcast Corp., Boeing, State Farm Insurance, Unisys Corp., PECO Energy, SAP America, Inc., and many others. There are over seventy-five Fortune 1,000 companies maintaining a presence in this area and approximately twenty Fortune 500 companies headquartered in the region surrounding the Philadelphia PMSA including CIGNA Corp., E.I. duPont de Nemours, Bethlehem Steel, Ikon Office Solutions, Sun Company, Crown Cork & Seal and others.

     Delaware County has experienced slower population growth than the Philadelphia PMSA, although the growth rates in the outlying areas of Delaware County have exceeded that of the Philadelphia PMSA. Since 1990, there has been no population growth in Delaware County and it is expected to decrease slightly over the next 20 years. Chester County, on the other hand, has grown over 11% since 1990 and expected to increase further in the next decade.

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

     The Bank experiences strong competition for real estate loans principally from other savings associations, commercial banks and mortgage-banking companies. The Bank competes for loans principally through the interest rates and loan fees it charges, the efficiency and quality of the services it provides borrowers and the convenient locations of its branch office network. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

     Lending Activities

     Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated (excluding loans held for sale).


                                                                              September 30,
                                                   ------------------------------------------------------------------------
                                                           2000                     1999                     1998
                                                   -------------------      -------------------      -------------------
                                                    Amount         %         Amount         %         Amount        %
                                                   --------     ------      --------     ------      --------     ------
                                                                          (Dollars in thousands)
Real estate loans:
  Single-family                                    $160,143      65.54%     $166,802      69.82%     $148,088      71.34%
  Multi-family and commercial                        37,870      15.50        31,188      13.05        20,563       9.91
  Construction and land                              17,905       7.33        18,426       7.71        15,858       7.64
                                                   --------     ------      --------     ------      --------     ------
      Total real estate loans                       215,918      88.37       216,416      90.58       184,509      88.89
                                                   --------     ------      --------     ------      --------     ------

Consumer:
  Home equity loans and lines of credit              22,597       9.25        18,624       7.80        19,609       9.45
  Deposit                                               251        .10           243        .10           181        .09
  Education                                             285        .12           365        .15           449        .21
  Other (1)                                             807        .33         1,080        .45         1,429        .69
                                                   --------     ------      --------     ------      --------     ------
      Total consumer loans                           23,940       9.80        20,312       8.50        21,668      10.44
                                                   --------     ------      --------     ------      --------     ------
Commercial business loans                             4,475       1.83         2,190        .92         1,390        .67
                                                   --------     ------      --------     ------      --------     ------
      Total loans receivable (2)                    244,333     100.00%      238,918     100.00%      207,567     100.00%
                                                   --------     ======      --------     ======      --------     ======

Less:
  Loans in process (construction and land)           10,330                    9,005                    5,781
  Deferred loan origination fees and discounts        1,298                    1,610                    1,705
  Allowance for loan losses                           2,019                    1,928                    1,738
                                                   --------                 --------                 --------
                                                     13,647                   12,543                    9,224
                                                   --------                 --------                 --------
      Total loans receivable, net                  $230,686                 $226,375                 $198,343
                                                   ========                 ========                 ========

                                                                      September 30,
                                                       --------------------------------------------
                                                               1997                    1996
                                                       -------------------      -------------------
                                                        Amount        %          Amount        %
                                                       --------     ------      --------     ------
                                                                   (Dollars in thousands)
Real estate loans:
  Single-family                                        $135,168      68.53%     $122,270      68.68%
  Multi-family and commercial                            18,305       9.28        11,129       6.25
  Construction and land                                  16,400       8.31        17,682       9.93
                                                       --------     ------      --------     ------
      Total real estate loans                           169,873      86.12       151,081      84.86
                                                       --------     ------      --------     ------

Consumer:
  Home equity loans and lines of credit                  22,964      11.64        20,444      11.48
  Deposit                                                   348        .18           457        .26
  Education                                                 365        .19           917        .52
  Other (1)                                               1,690        .86         2,212       1.24
                                                       --------     ------      --------     ------
      Total consumer loans                               25,367      12.87        24,030      13.50
                                                       --------     ------      --------     ------
Commercial business loans                                 2,000       1.01         2,923       1.64
                                                       --------     ------      --------     ------
      Total loans receivable (2)                        197,240     100.00%      178,034     100.00%
                                                       --------     ======      --------     ======

Less:
  Loans in process (construction and land)                5,670                    6,368
  Deferred loan origination fees and discounts            1,653                    1,512
  Allowance for loan losses                               1,628                    2,624
                                                       --------                 --------
                                                          8,951                   10,504
                                                       --------                 --------
      Total loans receivable, net                      $188,289                 $167,530
                                                       ========                 ========



-----------------------------

(1)  Consists primarily of credit card loans.

(2) Does not include $3.1 million, $1.8 million, $2.8 million, $4.6 million, and $2.4 million of loans held for sale at September 30, 2000, 1999, 1998, 1997 and 1996, respectively.

     Contractual Principal Repayments. The following table sets forth the scheduled contractual maturities of the Bank's loans held to maturity at September 30, 2000. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank's loan portfolio held to maturity.


                                                                       Real Estate Loans
                                                       -------------------------------------------------
                                                                     Multi-                                 Consumer and
                                                                     family                                  Commercial
                                                       Single-        and       Construction                  Business
                                                       family      Commercial    and Land        Total         Loans        Total
                                                       --------      -------      --------      --------      -------      --------
                                                                     (Dollars in thousands)
Amounts due in:
  One year or less                                     $  5,620      $ 1,948      $ 17,905      $ 25,473      $ 7,705      $ 33,178
  After one year through three years                     11,868       11,583                      23,451        5,296        28,747
  After three years through five years                   12,376        8,916                      21,292        3,800        25,092
  After five years through ten years                     33,115       11,039                      44,154        7,456        51,610
  After ten years through fifteen years                  31,949        2,186                      34,135        3,036        37,171
  Over fifteen years                                     65,215        2,198                      67,413        1,122        68,535
                                                       --------      -------      --------      --------      -------      --------
      Total(1)                                         $160,143      $37,870      $ 17,905      $215,918      $28,415      $244,333
                                                       ========      =======      ========      ========      =======      ========

Interest rate terms on amounts due after one year:
  Fixed                                                                                         $120,790      $17,336      $138,126
  Adjustable                                                                                      69,655        3,374        73,029
                                                                                                --------      -------      --------
      Total(1)                                                                                  $190,445      $20,710      $211,155
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



                                                                          Year Ended September 30,
                                                               ---------------------------------------------
                                                                  2000              1999              1998
                                                               ---------         ---------         ---------
                                                                              (In thousands)
Gross loans at beginning of period(1)                          $ 240,710         $ 210,366         $ 201,817
                                                               ---------         ---------         ---------
Loan originations for investment:
  Real estate:
    Residential                                                   20,002            49,970            39,226
    Commercial and multi-family                                   11,057            18,031             3,578
    Construction                                                  15,470            22,313            14,662
                                                               ---------         ---------         ---------
      Total real estate loans originated for investment           46,529            90,314            57,466
   Consumer                                                       10,045             7,309             4,819
   Commercial business                                             4,443             3,594             4,231
                                                               ---------         ---------         ---------
      Total loans originated for investment                       61,017           101,217            66,516
Loans originated for resale                                       39,531            46,199            56,398
                                                               ---------         ---------         ---------
      Total originations                                         100,548           147,416           122,914
                                                               ---------         ---------         ---------
Deduct:
  Principal loan repayments and prepayments                      (54,325)          (68,549)          (55,982)
  Transferred to real estate owned                                (1,177)           (1,317)             (207)
  Loans sold in secondary market                                 (38,224)          (47,206)          (58,176)
                                                               ---------         ---------         ---------
      Subtotal                                                    93,726           117,072           114,365
                                                               ---------         ---------         ---------
Net increase  in loans(1)                                          6,822            30,344             8,549
                                                               ---------         ---------         ---------
Gross loans at end of period(1)                                $ 247,532         $ 240,710         $ 210,366
                                                               =========         =========         =========

------------------------------

(1) Includes loans held for sale of $3.1 million, $1.8 million, and $2.8 million at September 30, 2000, 1999 and 1998, respectively.

     The lending activities of the Bank are subject to written underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Applications for all types of loans may be taken at all of the Bank's branch offices by the branch manager or other designated loan officers. Applications for single-family residential mortgage loans for portfolio retention also are obtained through loan originators who are employees of the Bank. The Bank's loan originators will take loan applications outside of the Bank's offices at the customer's convenience and are compensated on a commission basis. The Mortgage Lending Department supervises the process of obtaining credit reports, appraisals and other documentation involved with a loan. In most cases, the Bank requires that a property appraisal be obtained in connection with all new mortgage loans. Property appraisals generally are performed by an independent appraiser from a list approved by the Bank's Board of Directors. The Bank requires that title insurance (other than with respect to home equity loans) and hazard insurance be maintained on all security properties and that flood insurance be maintained if the property is within a designated flood plain.

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

     Applications for single-family residential mortgage loans which are originated for resale in the secondary market or loans designated for portfolio retention that conform to the requirements for resale into the secondary market and do not exceed Fannie Mae ("FNMA")/Freddie Mac ("FHLMC") limits are approved by the Bank's Chief Lending Officer or in his absence, by the Vice President of Mortgage Lending or the Loan Committee (a committee comprised of four directors and the Bank's Chief Lending Officer). All other first mortgage loans (commercial and multi-family residential real estate and construction loans) and residential mortgage loans in excess of FNMA/FHLMC maximum amounts (currently $252,700) but less than $1.0 million must be approved by the Loan Committee. All first mortgage loans in excess of $1.0 million must be approved by the Bank's Board of Directors or the Executive Committee thereof. All mortgage loans which do not require approval by the Board of Directors are submitted to the Board at its next meeting for review and ratification. Home equity loans and lines of credit up to $100,000 can be approved by the Chief Lending Officer, the Vice President of Construction Loans or the Vice President of Mortgage Lending. Loans in excess of such amount must be approved by the Loan Committee.

     Applications for non-conforming and sub-prime residential real estate loans, submitted by correspondents and sold servicing released into the secondary market, are packaged and submitted prior to closing for pre-approval or underwritten using the purchaser's delegated underwriting standards. The Bank, on occasion will originate non- conforming loans in accordance with the buyers' underwriting standards and sells them in bulk to such buyers. See "- Mortgage-Banking Activities."

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

     The single-family residential mortgage loans offered by the Bank currently consist of fixed-rate loans, including bi-weekly, balloon and adjustable-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank's fixed-rate loans are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as FHLMC and FNMA, and other purchasers in the secondary mortgage market. The Bank also offers bi-weekly loans under the terms of which the borrower makes payments every two weeks. Although such loans have a 30 year amortization schedule, due to the bi-weekly payment schedule, such loans repay substantially more rapidly than a standard monthly amortizing 30-year fixed-rate loan. The Bank also offers five and seven year balloon loans which provide that the borrower can conditionally renew the loan at the fifth or seventh year at a then to-be-determined rate for the remaining 25 or 23 years, respectively, of the amortization period. At September 30, 2000, $123.7 million, or 77.2%, of the Bank's single-family residential mortgage loans held in portfolio were fixed-rate loans, including $26.8 million of bi-weekly fixed-rate residential mortgage loans.

     The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three or five years in accordance with a designated index, such as U.S. Treasury obligations, adjusted to a constant maturity ("CMT"), plus a stipulated margin. The Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a cap of 6% over the life of the loan. In order to increase acceptance of adjustable-rate loans, the Bank recently has been originating loans which are fixed for a period of one to five years after which they convert to one-year adjustable-rate loans. The Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization. Although the Bank does offer adjustable-rate loans with initial rates below the fully indexed rate, such loans are underwritten using methods approved by FHLMC and FNMA which require borrowers to be qualified at 2% above the discounted loan rate under certain conditions. At September 30, 2000, $36.5 million, or 22.8%, of the Bank's single-family residential mortgage loans held for portfolio were adjustable-rate loans.

     Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates increase the loan payment by the borrower increases to the extent permitted by the terms of the loan, thereby increasing the potential for default. Moreover, as with fixed-rate loans, as interest rates increase, the marketability of the underlying collateral property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

     For conventional residential mortgage loans held in portfolio and also for those loans originated for sale in the secondary market, the Bank's maximum loan-to-value ("LTV") ratio is 97%, and is based on the lesser of sales price or appraised value. On most loans with a LTV ratio of over 80%, private mortgage insurance is required to be obtained.

     Commercial and Multi-Family Residential Real Estate Loans. The Bank has moderately increased its investment in commercial and multi-family lending. Such loans are being made primarily to small- and medium-sized businesses located in the Bank's primary market area, a portion of the market that the Bank believes has been underserved in recent years. Loans secured by commercial and multi-family real estate amounted to $37.9 million, or 15.5%, of the Bank's total loan portfolio, at September 30, 2000. The Bank's commercial and multi-family residential real estate loans are secured primarily by professional office buildings, small retail establishments, warehouses and apartment buildings (with 36 units or less) located in the Bank's primary market area.

     The Bank's adjustable-rate multi-family residential and commercial real estate loans generally are either one-year or three-year adjustable-rate loans indexed to the CMT plus a margin. In addition, depending on collateral value and strength of the borrower, fixed-rate balloon loans and longer term fixed-rate loans may be originated. Generally, fees of 1% to 3% of the principal loan balance are charged to the borrower upon closing. Although terms for multi-family residential and commercial real estate loans may vary, the Bank's underwriting standards generally provide for terms of up to 25 years with amortization of principal over the term of the loan and LTV ratios of not more than 75%. Generally, the Bank obtains personal guarantees of the principals of the borrower as additional security for any commercial real estate and multi-family residential loans and requires that the borrower have at least a 25% equity investment in any such property.

     The Bank evaluates various aspects of commercial and multi-family residential real estate loan transactions in an effort to mitigate risk to the extent possible. In underwriting these loans, consideration is given to the stability of the property's cash flow history, future operating projections, current and projected occupancy, position in the market, location and physical condition. In recent periods, the Bank has generally imposed a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 110%. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower and guarantor, if applicable. An appraisal report is prepared by a state-licensed and certified appraiser (generally an appraiser who is a Member of the Appraisal Institute ("MAI") qualified) commissioned by the Bank to substantiate property values for every commercial real estate and multi-family loan transaction. All appraisal reports are reviewed by the commercial loan underwriter prior to the closing of the loan.

     Multi-family residential and commercial real estate lending entails different and significant risks when compared to single-family residential lending because such loans often involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks also can be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. The Bank attempts to minimize its risk exposure by limiting such lending to proven developers/owners, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and periodically monitoring the operation and physical condition of the collateral.

     Construction Loans. Substantially all of the Bank's construction loans consist of loans to construct single-family properties extended either to individuals or to selected developers with whom the Bank is familiar to build such properties on a pre-sold or limited speculative basis.

     To a lesser extent, the Bank provides financing for construction to permanent commercial loan properties. Commercial construction loans have a maximum term of 24 months during the construction period with interest based upon the prime rate published in the Wall Street Journal ("Prime Rate") plus a margin and have LTV ratios of 70% or less of the appraised value upon completion. The loans convert to permanent commercial term loans upon completion of construction. With respect to construction loans to individuals, such loans have a maximum term of 12 months, have variable rates of interest based upon the prime rate plus a margin and have LTV ratio of 80% or less of the appraised value of the property upon completion and generally do not require the amortization of principal during the term. Upon completion of construction, the borrower is required to refinance the loan.

     The Bank also provides construction loans and lines of credit to developers. The majority of construction loans consist of loans to selected local developers with whom the Bank is familiar and who builds single-family dwellings on a pre-sold or, to a significantly lesser extent, on a speculative basis. The Bank generally limits to two the number of unsold units that a developer may have under construction in a project. Such loans generally have terms of 24 to 36 months or less, have maximum LTV ratios of 75% of the appraised value of the property upon completion and generally do not require the amortization of the principal during the term. The loans are made with floating rates of interest based on the Prime Rate plus a margin adjusted on a monthly basis. The Bank also receives origination fees that generally range from .5% to 3.0% of the loan commitment. The borrower is required to fund a portion of the project's costs, the exact amount being determined on a case-by-case basis. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and which have added to the value of the project. Only interest payments are due during the construction phase and the Bank may provide the borrower with an interest reserve from which it can pay the stated interest due thereon. The Bank's construction loans include loans to developers to acquire the necessary land, develop the site and construct the residential units ("ADC loans").

     At September 30, 2000, residential construction loans totaled $11.3 million, or 4.6%, of the total loan portfolio, primarily consisting of construction loans to developers. At September 30, 2000, commercial construction loans totaled $1.0 million, or .42%, of the total loan portfolio.

     The Bank also originates ground or land loans to individuals to purchase a property on which he intends to build his primary residence, as well as to developers to purchase lots to build speculative homes at a later date. Such loans have terms of 36 months or less with a maximum LTV ratio of 75% of the lower of appraised value or sale price. The loans are made with floating rates based on the Prime Rate plus a margin. The Bank also receives origination fees, which generally range between 1.0% and 3.0% of the loan amount. At September 30, 2000, land loans (including loans to acquire and develop land) totaled $6.6 million, or 2.7%, of the total loan portfolio.

     Loans to developers include both secured and unsecured lines of credit with outstanding commitments totaling $1.8 million. All have personal guaranties of the principals and are cross-collateralized with existing loans. At September 30, 2000, loans outstanding under builder lines of credit totaled $691,000, or
 .28%, of the total loan portfolio, of which $612,000 loans were unsecured and given only to the Bank's most creditworthy and long standing customers.

     Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property by an independent state-licensed and qualified appraiser approved by the Board of Directors. In addition, during the term of the construction loan, the project is inspected by an independent inspector.

     Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project, when completed, having a value which is insufficient to assure full repayment. Loans on lots may run the risk of adverse zoning changes, environmental or other restrictions on future use.

     Consumer Lending Activities. The Bank offers consumer loans in order to provide a full range of retail financial services to its customers. At September 30, 2000, $23.9 million, or 9.8%, of the Bank's total loan portfolio was comprised of consumer loans. The Bank originates substantially all of such loans in its primary market area.

     The largest component of the Bank's consumer loan portfolio consists of home equity loans and home equity lines of credit, both of which are secured by the underlying equity in the borrower's primary residence. Home equity loans are amortizing loans with fixed interest rates and maximum terms of 15 years while equity lines of credit have adjustable interest rates indexed to the Prime Rate. Generally home equity loans or home equity lines of credit do not exceed $100,000. The Bank's home equity loans and lines of credit generally require combined LTV ratios of 80% or less. Loans with higher LTV ratios are available but with higher interest rates and stricter credit standards. At September 30, 2000, home equity loans and lines of credit amounted to $22.6 million, or 9.3%, of the Bank's total loan portfolio.

     At September 30, 2000, the remaining portion of the Bank's consumer loan portfolio was comprised of education, deposit and other consumer loans. At September 30, 2000, the Bank had $285,000, or .12%, of the total loan portfolio invested in education loans, all of which were underwritten to conform with the standards of the Pennsylvania Higher Education Agency. Deposit loans and other consumer loans (including credit card loans) totaled $1.1 million, or .43%, of the Bank's total loan portfolio at September 30, 2000. In 1995, the Bank introduced its own credit card program. The credit cards were primarily offered to only the Bank's most creditworthy customers. At September 30, 2000, these loans totaled $614,000, or .25%, of the total loan portfolio. Consumer loans also included at such date certain consumer leases totaling $74,000 purchased from a leasing company.

     Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. These risks are not as prevalent in the Bank's consumer loan portfolio, however, because a high percentage of the portfolio is comprised of home equity loans and lines of credit that are secured by real estate and underwritten in a manner such that they result in a lending risk that is substantially similar to single-family residential loans.

     Commercial Business Loans. The Bank grants commercial business loans directly to business enterprises that are located in its market area. The majority of such loans are for less than $1.0 million. The Bank actively targets and markets to small- and medium-sized businesses. Applications for commercial business loans are obtained from existing commercial customers, branch and customer referrals, direct inquiry and those that are obtained by our commercial lenders. As of September 30, 2000, commercial business loans amounted to $4.5 million, or 1.8%, of the Bank's total loan portfolio.

     The commercial business loans consist of a limited number of commercial lines of credit secured by real estate, some working capital financings secured by accounts receivable and inventory and, to a limited extent, unsecured lines of credit.

     Commercial business loans originated by the Bank ordinarily have terms of five years or less and fixed rates or adjustable rates tied to the Prime Rate plus a margin. Such loans are generally secured by real estate, receivables, equipment or inventory and are backed by personal guarantees of the borrower.

     Although commercial business loans generally are considered to involve increased credit risk than other certain types of loans, management intends to offer commercial business loans to small- and medium-sized businesses in an effort to better serve our community's needs, obtain core noninterest-bearing deposits and increase the Bank's interest rate spread.

     Mortgage-Banking Activities. Due to customer preference for fixed-rate loans, especially during the declining mortgage interest rate environment in 1998 and early 1999 and the stable interest rate environment in 1997, the Bank has continued to originate fixed-rate loans. Long-term (generally 30 years) fixed-rate loans not taken into portfolio for asset/liability purposes are sold into the secondary market. In addition, the Bank has developed for sale in the secondary market non-conforming (loans not conforming to FHLMC/FNMA underwriting guidelines) and impaired credit loans. The Bank's net gain on sales of mortgage loans amounted to $206,000, $325,000, and $526,000 during the fiscal years ended September 30, 2000, 1999 and 1998, respectively. Although originations of sub-prime loans have slowed from the record level in 1998 when interest rates declined, the Bank continues to originate this type of product. The Bank had $3.1 million and $1.8 million of mortgage loans held for sale at September 30, 2000 and 1999, respectively.

     The Bank's conforming mortgage loans sold to others are sold, generally with servicing retained, on a loan-by-loan basis primarily to FHLMC and FNMA. A period of less than five days generally elapses between the closing of the loan by the Bank and its purchase by the investor. Mortgages with established interest rates generally will decrease in value during periods of increasing interest rates. Accordingly, fluctuations in prevailing interest rates may result in a gain or loss to the Bank as a result of adjustments to the carrying value of loans held for sale or upon sale of loans. The Bank attempts to protect itself from these market fluctuations through the use of forward commitments at the time of the commitment by the Bank of a loan rate to the borrower. These commitments are mandatory delivery contracts with FHLMC and FNMA within a certain time frame and within certain dollar amounts by a price determined at the commitment date. Market risk does exist as non-refundable points paid by the borrower may not be sufficient to offset fees associated with closing the forward commitment contract.

     Originated non-conforming mortgage loans, through an agency relationship, are sold, servicing released, on a loan-by-loan basis and generally are pre-approved by the buyer or are approved using the buyer's delegated underwriting standards prior to closing the loan with the borrower. The marketing and underwriting functions are performed by a third party under the relationship and the loans are closed by the Bank.

     Borrowers are generally charged an origination fee, which is a percentage of the principal balance of the loan. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," the various fees received by the Bank in connection with the origination of loans are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. However, when such loans are sold, the remaining unamortized fees (which is all or substantially all of such fees due to the relatively short period during which such loans are held) are recognized as income on the sale of loans held for sale.

     The Bank, for conforming loan products, generally retains the servicing on all loans sold to others. In addition, the Bank services substantially all of the loans that it retains in its portfolio. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making advances to cover delinquent payments, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans. Funds that have been escrowed by borrowers for the payment of mortgage-related expenses, such as property taxes and hazard and mortgage insurance premiums, are maintained in noninterest-bearing accounts at the Bank.

     The following table presents information regarding the loans serviced by the Bank for others at the dates indicated. Substantially all the loans were secured by properties in Pennsylvania. A small percentage of the loans are secured by properties located in Delaware, Maryland or New Jersey.

                                                                  September 30,
                                                      -------------------------------------
                                                        2000           1999           1998
                                                      -------        -------        -------
                                                                  (In thousands)
Loans originated by the Bank and serviced for:
   FNMA                                               $ 2,140        $ 2,752        $ 3,796
   FHLMC                                               67,858         74,031         92,065
   Others                                                 392            403            414
                                                      -------        -------        -------
     Total loans serviced for others                  $70,390        $77,186        $96,275
                                                      =======        =======        =======

     The Bank receives fees for servicing mortgage loans, which generally amount to 0.25% per annum on the declining principal balance of mortgage loans. Such fees serve to compensate the Bank for the costs of performing the servicing function. Other sources of loan servicing revenues include late charges. For fiscal years ended September 30, 2000, 1999 and 1998, the Bank earned gross fees of $150,000, $205,000 and $246,000, respectively, from loan servicing. The Bank retains a portion of funds received from borrowers on the loans it services for others in payment of its servicing fees received on loans serviced for others.

     Loans-to-One Borrower Limitations. Regulations impose limitations on the aggregate amount of loans that a savings institution could make to any one borrower, including related entities. Under such regulations, the permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 2000, the Bank's five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $3.0 million to $4.2 million, and the Bank's loans-to-one borrower limit was $5.6 million at such date.

ASSET QUALITY

     General. As a part of the Bank's efforts to improve its asset quality, it has developed and implemented an asset classification system. All of the Bank's assets are subject to review under the classification system, but particular emphasis is placed on the review of multi-family residential and commercial real estate loans, construction loans and commercial business loans. All assets of the Bank are periodically reviewed and the classification recommendations submitted to the Asset Classification Committee at least monthly. The Asset Classification Committee is composed of the President and Chief Executive Officer, the Chief Financial Officer, the Vice President of Loan Administration, the Internal Auditor and the Vice President of Construction Lending. All assets are placed into one of the four following categories: Pass, Substandard, Doubtful and Loss. The criteria used to review and establish each asset's classification are substantially identical to the asset classification system used by the Office of Thrift Supervision (the "OTS") in connection with the examination process. As of September 30, 2000, the Bank did not have any assets which it had classified as doubtful or loss. See "- Non-Performing Assets" and "- Other Classified Assets" for a discussion of certain of the Bank's assets which have been classified as substandard and regulatory classification standards generally.

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

     Under generally accepted accounting principles ("GAAP"), the Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider under current market conditions. Debt restructuring or loan modifications for a borrower do not necessarily always constitute troubled debt restructuring, however, and troubled debt restructuring does not necessarily result in non-accrual loans.

     Delinquent Loans. The following table sets forth information concerning delinquent loans at the dates indicated, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.


                                                September 30, 2000                                  September 30, 1999
                                    ---------------------------------------------       -------------------------------------------
                                          30-59 Days              60-89 Days                 30-59 Days              60-89 Days
                                    --------------------      -------------------       -------------------       -----------------
                                                 Percent                  Percent                  Percent                 Percent
                                                   of                       of                        of                      of
                                                  Loan                     Loan                      Loan                    Loan
                                    Amount      Category      Amount     Category       Amount     Category       Amount   Category
                                    ------      --------      ------     --------       ------     --------       ------   --------
                                                                     (Dollars in thousands)
Real estate loans:
  Single-family
    residential                       752         .46%          148         .09%         $704         .42%         $442         .27%
  Construction
  Consumer loans                       13         .05            24         .10            10         .05            23         .11
  Commercial
    business loans                                                                          1         .05
                                     ----                      ----                      ----                      ----
Total                                $765         .31%         $172         .07%         $715         .30%         $465         .19%
                                     ====         ===          ====         ===          ====         ===          ====         ===

     Non-Performing Assets. The following table sets forth the amounts and categories of the Bank's non-performing assets and troubled debt restructurings at the dates indicated.


                                                                                      September 30,
                                                     ------------------------------------------------------------------------------
                                                       2000              1999              1998              1997              1996
                                                     ------            ------            ------            ------            ------
                                                                                 (Dollars in thousands)
Non-performing loans:

  Single-family residential                          $2,109            $2,312            $2,341            $1,661            $1,466
  Commercial and multi-
    family(1)                                                             289               323                22                55
  Construction(2)                                                         556               895               275
  Consumer                                               48                16                43                14             1,666
  Commercial business                                     3                 6                83               100             2,165
                                                     ------            ------            ------            ------            ------
     Total non-performing loans                       2,160             3,179             3,685             2,072             5,352
                                                     ------            ------            ------            ------            ------

Accruing loans more than
   90 days delinquent                                   355                 1                19                 5
                                                     ------            ------            ------            ------            ------
     Total non-performing loans                       2,515             3,180             3,704             2,077             5,352
                                                     ------            ------            ------            ------            ------

Real estate owned                                       947               297             1,663             1,672             1,557
                                                     ------            ------            ------            ------            ------
     Total non-performing assets                     $3,462            $3,477            $5,367            $3,749            $6,909
                                                     ======            ======            ======            ======            ======

Troubled debt restructurings (3)                     $                 $   24            $   46            $  384            $
                                                      ======            ======            ======            ======            ======

Total non-performing loans and
  troubled debt restructurings
  as a percentage of gross loans
  receivable (4)                                       1.07%             1.39%             1.85%             1.29%             3.10%
                                                     ======            ======            ======            ======            ======

Total non-performing assets
  as a percentage of total assets                       .75%              .77%             1.29%             1.00%             2.35%
                                                     ======            ======            ======            ======            ======

Total non-performing assets and
  troubled debt restructurings as
  percentage of total assets                            .75%              .78%             1.30%             1.11%             2.35%
                                                     ======            ======            ======            ======            ======

-----------------------------

(1) Consists of two loans at September 30, 1999, 1998 and 1996 and one loan at September 30, 1997.

(2) Consists of three loans made to two borrowers at September 30, 1999, six loans made to three borrowers at September 30, 1998 and two loans at September 30, 1997.

(3) Consists of lease financing receivables at September 30, 1999, 1998 and 1997 from the Bennett Funding Group of Syracuse, New York ("Bennett Funding"). The troubled debt restructurings in 1997 have performed in accordance with the terms of the agreements since the restructurings.

(4) Includes loans receivable and loans held for sale, less construction and land loans in process and deferred loan origination fees and discounts.

     The Bank's total non-performing assets and troubled debt restructurings have remained relatively the same at $3.5 million, or 0.75% of total assets, at September 30, 2000.

     The $2.1 million of single-family residential loans at September 30, 2000 consisted of 39 loans with principal balances ranging from $3,000 to $275,000, with an average balance of approximately $54,000. Included within the 41 loans, are 18 loans aggregating $1.6 million to credit impaired borrowers.

     At September 30, 2000, the $947,000 of real estate owned consisted of eight single-family residential properties, with an average carrying value of $118,000 with the largest carrying value of $240,000.

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

     At September 30, 2000, the Bank had $3.9 million of assets classified as substandard, and no assets classified as doubtful or loss. Substantially all classified assets are also non-performing.

     Allowance for Loan Losses. The Bank's policy is to establish reserves for estimated losses on delinquent loans when it determines that losses are expected to be incurred on such loans. The allowance for losses on loans is maintained at a level believed adequate by management to absorb probable losses in its portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. The activity in the Bank's allowance for loan losses has remained relatively stable (other than the $956,000 Bennett Funding charge-off in fiscal 1997) and the level of provisions has been relatively small with the exception in fiscal year 1996 of an additional $1.1 million provision related to Bennett Funding. As shown in the table below, at September 30, 2000, the Bank's allowance for loan losses amounted to 80.28% and .86% of the Bank's non-performing loans and gross loans receivable, respectively.

     The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                                                                Year Ending September 30,
                                                       ---------------------------------------------------------------------------
                                                         2000             1999             1998             1997             1996
                                                       -------          -------          -------          -------          -------
                                                                                (Dollars in thousands)
Allowance for loan losses, beginning of
  period                                               $ 1,928          $ 1,738          $ 1,628          $ 2,624          $ 1,487
Charged-off loans:
  Single-family residential                               (182)             (12)             (86)            (119)            (113)
  Construction                                            (117)
  Commercial lease purchases                                                                                 (956)
  Consumer and commercial business                         (64)             (60)             (28)            (177)
                                                       -------          -------          -------          -------          -------
    Total charged-off loans                               (363)             (72)            (114)          (1,252)            (113)
                                                       -------          -------          -------          -------          -------
Recoveries on loans previously charged off:
  Single-family residential                                                   2               22                7
  Construction                                                                                14               10
  Commercial lease purchases                                33
  Consumer and commercial business                           1                1                2
                                                       -------          -------          -------          -------          -------
    Total recoveries                                        34                3               38               17
                                                       -------          -------          -------          -------          -------

Net loans charged-off                                     (329)             (69)             (76)          (1,235)            (113)
Provision for loan losses                                  420              259              186              239            1,250
                                                       -------          -------          -------          -------          -------
Allowance for loan losses, end of period               $ 2,019          $ 1,928          $ 1,738          $ 1,628          $ 2,624
                                                       =======          =======          =======          =======          =======

Net loans charged-off to average
  loans outstanding(1)                                     .14%             .03%             .04%             .68%             .07%
                                                       =======          =======          =======          =======          =======
Allowance for loan losses
  to gross loans receivable(1)                             .86%             .84%             .86%             .86%            1.54%
                                                       =======          =======          =======          =======          =======
Allowance for loan losses
  to total nonperforming loans                           80.28%           60.63%           46.92%           78.38%           49.03%
                                                       =======          =======          =======          =======          =======
Net loans charged-off to
 allowance for loan losses                               16.30%            3.58%            4.37%           75.86%            4.31%
                                                       =======          =======          =======          =======          =======
Recoveries to charge-offs                                 9.37%            4.17%           33.33%            1.36%                %
                                                       =======          =======          =======          =======          =======

------------------------

(1) Gross loans receivable and average loans outstanding include loans receivable and loans held for sale, less construction and land loans in process and deferred loan origination fees and discounts.

     The following table presents the Bank's allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.


                                                                        September 30,
                              -------------------------------------------------------------------------------------------------
                                   2000                1999                 1998                 1997                1996
                              ----------------   ---------------       ---------------      ---------------     ---------------
                                        % of                 % of                 % of                % of                  % of
                                        Loans                Loans                Loans               Loans                 Loans
                                       in Each              in Each              in Each             in Each               in Each
                                       Category             Category             Category            Category              Category
                                       to Total             to Total             to Total            to Total              to Total
                              Amount    Loans      Amount    Loans     Amount     Loans     Amount    Loans     Amount      Loans
                              ------    ------     ------    ------    ------     ------    ------    ------    ------      ------
                                                                     (Dollars in thousands)
Single-family residential     $1,098     65.54%    $  572     69.82%    $  446     71.34%    $  439     68.53%    $  204     68.68%
Commercial and multi-
   family residential            198     15.50        166     13.05        109      9.91         77      9.28          3      6.25
Construction                     171      7.33        320      7.71        382      7.64        300      8.31        290      9.93
Consumer                          49      9.80         42      8.50         63     10.44         67     12.87        370     13.50
Commercial business               60      1.83         14       .92         20       .67         31      1.01      1,152      1.64
Unallocated                      443                  814                  718                  714                  605
                              ------    ------     ------    ------     ------    ------     ------    ------     ------    ------
    Total allowance for
      loan losses             $2,019    100.00%    $1,928    100.00%    $1,738    100.00%    $1,628    100.00%    $2,624    100.00%
                              ======    ======     ======    ======     ======    ======     ======    ======     ======    ======

     Effective December 21, 1993, the OTS, in conjunction with the Office of the Comptroller of the Currency, the FDIC and the Federal Reserve Board, issued a joint policy statement ("Policy Statement") regarding an institution's allowance for loan and lease losses. The Policy Statement, which reflects the position of the issuing regulatory agencies and does not necessarily constitute GAAP, includes guidance (i) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of an institution's loan portfolio. Although the Policy Statement sets forth quantitative measures, such guidance is not intended as a "floor" or "ceiling." The review of the Policy Statement did not and has not resulted in a material adjustment to the Bank's policy for establishing loan losses.

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

MORTGAGE-RELATED SECURITIES AND INVESTMENT SECURITIES

     Mortgage-Related Securities. Federally chartered savings institutions have authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally-insured banks and savings and loan associations, certain bankers' acceptances and federal funds. Subject to various restrictions, federally chartered savings institutions also may invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly.

     The Bank maintains a significant portfolio of mortgage-related securities as a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and with limited credit risk of default which arises in holding a portfolio of loans to maturity. Mortgage-related securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family residential mortgages. The principal and interest payments on mortgage-backed securities are passed from the mortgage originators, as servicer, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include FHLMC, FNMA and the Government National Mortgage Association ("GNMA"). The Bank also invests to a limited degree in certain privately issued, credit enhanced mortgage-related securities rated AAA by national securities rating agencies.

     FHLMC is a public corporation chartered by the U.S. Government. FHLMC issues participation certificates backed principally by conventional mortgage loans. FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because FHLMC and FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by Federal Housing Administration ("FHA") insured and Veterans Affairs ("VA") guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because FHLMC, FNMA and GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs which is currently $252,700.

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

     The Bank's mortgage-related securities include regular interests in collateralized mortgage obligations ("CMOs"). CMOs were developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be collateralized by loans or securities which are insured or guaranteed by FNMA, FHLMC or the GNMA. In contrast to pass-through mortgage-related securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

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

     A senior-subordinated structure often is used with CMOs to provide credit enhancement for securities which are backed by collateral which is not guaranteed by FNMA, FHLMC or the GNMA. These structures divide mortgage pools into various risk classes: a senior class and one or more subordinated classes. The subordinated classes provide protection to the senior class. When cash flow is impaired, debt service goes first to the holders of senior classes. In addition, incoming cash flows also may go into a reserve fund to meet any future shortfalls of cash flow to holders of senior classes. The holders of subordinated classes may not receive any funds until the holders of senior classes have been paid and, when appropriate, until a specified level of funds has been contributed to the reserve fund.

     Mortgage-related securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-related securities are more liquid than individual mortgage loans and may be used to collateralize certain obligations of the Bank. At September 30, 2000, $24.6 million of the Bank's mortgage-related securities were pledged to secure various obligations of the Bank, including reverse repurchase agreements, treasury tax and loan processing, and as collateral for certain government deposits.

     The Bank's mortgage-related securities are classified as either "held to maturity" or "available for sale" based upon the Bank's intent and ability to hold such securities to maturity at the time of purchase, in accordance with GAAP. As of September 30, 2000, the Bank had an aggregate of $109.3 million, or 23.6%, of total assets invested in mortgage-related securities, net, of which $13.0 million was held to maturity and $96.3 million was available for sale. The mortgage-related securities of the Bank which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield, while mortgage-related securities available for sale are carried at the current fair value. See Notes 2 and 4 of the Notes to Consolidated Financial Statements in the Annual Report.

     The following table sets forth the composition of the Bank's available for sale (at fair value) and held to maturity of the mortgage-related securities portfolio at the dates indicated.


                                                                                                    September 30,
                                                                                 ---------------------------------------------------
                                                                                   2000                 1999                  1998
                                                                                 -------              --------              --------
                                                                                                  (In thousands)
Available for sale:

Mortgage-backed securities:
    FHLMC                                                                        $ 5,771              $ 11,834              $ 11,165
    FNMA                                                                          23,546                31,955                26,103
    GNMA                                                                          38,421                33,959                41,941
                                                                                 -------              --------              --------
      Total mortgage-backed securities                                            67,738                77,748                79,209
                                                                                 -------              --------              --------
Collateralized mortgage obligations:
    FHLMC                                                                          9,117                 6,283                 2,705
    FNMA                                                                           6,905                 9,115                15,387
    GNMA                                                                             309                   549                 1,011
    Other                                                                         12,188(1)             19,351                17,174
                                                                                 -------              --------              --------
      Total collateralized mortgage obligations                                   28,519                35,298                36,277
                                                                                 -------              --------              --------
    Total mortgage-related securities                                            $96,257              $113,046              $115,486
                                                                                 =======              ========              ========




Held to maturity:

Mortgage-backed securities:
   FHLMC                                                                         $ 2,898              $  3,156              $  4,698
   FNMA                                                                            5,674                 6,832                 8,747
                                                                                 -------              --------              --------
     Total mortgage-backed securities                                              8,572                 9,988                13,445
                                                                                 -------              --------              --------
Collateralized mortgage obligations:
   FHLMC                                                                                                    25                   233
   FNMA                                                                            4,484                 4,484                 5,091
                                                                                 -------              --------              --------
      Total collateralized mortgage obligations                                    4,484                 4,509                 5,324
                                                                                 -------              --------              --------
   Total mortgage-related securities, amortized cost                             $13,056              $ 14,497              $ 18,769
                                                                                 =======              ========              ========
   Total fair value(2)                                                           $12,580              $ 14,100              $ 18,700
                                                                                 =======              ========              ========


--------

(1) Includes "AAA" rated securities of Norwest Asset Securities Corporation, Chase Mortgage Services, GE Capital Mortgage Services and Residential Asset Securitization Trust with book values of $3.6 million, $3.5 million, $3.4 million and $2.1 million, respectively, and fair values of $3.5 million, $3.4 million, $3.3 million and $2.0 million, respectively.

(2) See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

     The following table sets forth the purchases, sales and principal repayments of the Bank's mortgage-related securities for the periods indicated.


                                                                                                Year Ended September 30,
                                                                                    -----------------------------------------------
                                                                                       2000               1999               1998
                                                                                    ---------          ---------          ---------
                                                                                                     (In thousands)
Mortgage-related securities, beginning of period(1)(2)                              $ 127,543          $ 134,255          $ 125,179
                                                                                    ---------          ---------          ---------
Purchases:
  CMOs - held to maturity                                                                                                     2,687
  Mortgage-backed securities - available for sale                                      11,873             21,210             42,422
  CMOs - available for sale                                                             3,965             24,685             10,000
Sales:
  Mortgage-backed securities - available for sale                                     (13,407)                              (13,200)
  CMOs - available for sale                                                            (5,132)                               (1,047)
Repayments and prepayments:
  Mortgage-backed securities                                                          (10,410)           (22,759)           (14,456)
  CMOs                                                                                 (5,675)           (25,493)           (18,336)
Increase (decrease) in net premium                                                        (62)              (469)                82
Change in net unrealized gain (loss) on mortgage-related securities
    available for sale                                                                    618             (3,886)               924
                                                                                    ---------          ---------          ---------
Net (decrease) increase in mortgage-related securities                                (18,230)            (6,712)             9,076
                                                                                    ---------          ---------          ---------
Mortgage-related securities, end of period(1)                                       $ 109,313          $ 127,543          $ 134,255
                                                                                    =========          =========          =========

(1) Includes both mortgage-related securities available for sale and held to maturity.

(2) Calculated at amortized cost for securities held to maturity and at fair value for securities available for sale.

     At September 30, 2000, the weighted average contractual maturity of the Bank's fixed-rate mortgage-related securities was approximately 6.4 years. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of rising mortgage interest rates, such as the Bank experienced in fiscal 2000, if the coupon rates of the underlying mortgages are less than the prevailing market interest rates offered for mortgage loans, refinancings generally decrease and slow the prepayment of the underlying mortgages and the related securities. Conversely, during periods of falling mortgage interest rates, if the coupon rates of the underlying mortgages exceed the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related securities. Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-related securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable yield. At September 30, 2000, of the $13.0 million of mortgage-related securities held to maturity, an aggregate of $6.1 million were secured by fixed-rate securities and an aggregate of $6.9 million were secured by adjustable-rate securities.

     Investment Securities. The following table sets forth information regarding the carrying and fair value of the Company's investment securities, both held to maturity and available for sale, at the dates indicated.

                                                        At September 30,
                               ----------------------------------------------------------------------
                                         2000                  1999                     1998
                               ----------------------  ----------------------  ----------------------
                                Carrying      Fair      Carrying      Fair      Carrying      Fair
                                  Value       Value       Value       Value       Value       Value
                               ----------   ---------  ----------   ---------  ----------   ---------
                                                           (In thousands)

FHLB stock                       $ 6,672     $ 6,672     $ 6,157     $ 6,157     $ 5,079     $ 5,079
U.S. Government and agency
 obligations
     1 to 5 years                  2,936       2,970       5,746       5,652
     5 to 10 years                 6,997       6,745       6,994       6,780      12,000      12,109
Municipal securities              18,930      18,153      18,924      17,873      18,993      19,477
Corporate bonds                    4,910       4,596       4,909       4,639
Mutual funds                       2,000       1,970       2,000       1,972       2,000       1,992
Preferred stocks                   5,528       4,732       5,534       5,248       5,500       5,763
Other equity investments           2,778       3,049       2,390       2,151       1,390       1,280
                                 -------     -------     -------     -------     -------     -------
    Total                        $50,751     $48,887     $52,654     $50,472     $44,962     $45,700
                                 =======     =======     =======     =======     =======     =======


     At September 30, 2000, the Company had an aggregate of $48.9 million, or 10.5%, of total assets invested in investment securities, of which $6.7 million consists of FHLB stock and $42.2 million was investment securities available for sale. Included in U.S. Government and agency obligations are callable bonds with a term of three years. The Bank's investment securities (excluding equity securities and FHLB stock) had a weighted average maturity to the call date of
6.3 years and a weighted average yield of 7.18% (adjusted to a fully taxable equivalent yield).

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

     The Bank has been competitive in the types of accounts and interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. With the significant decline in interest rates paid on deposit products, the Bank in recent years has experienced disintermediation of deposits into competing investment products.

     The following table shows the distribution of, and certain information relating to, the Bank's deposits by type of deposit as of the dates indicated.


                                                       September 30,
                            -----------------------------------------------------------------------
                                   2000                     1999                     1998
                            --------------------     --------------------     ---------------------
                             Amount     Percent       Amount     Percent       Amount      Percent
                            --------   ---------     --------   ---------     --------    ---------
                                                    (Dollars in thousands)


Passbook                    $ 37,861      13.89%     $ 40,324      15.46%     $ 37,988      15.36%
MMDA                          23,583       8.65        19,417       7.45        16,087       6.50
NOW                           38,898      14.27        33,412      12.81        28,181      11.40
Certificates of deposit      165,456      60.71       159,761      61.25       156,801      63.40
Noninterest-bearing            6,764       2.48         7,912       3.03         8,254       3.34
                            --------     ------      --------     ------      --------     ------
    Total deposits          $272,562     100.00%     $260,826     100.00%     $247,311     100.00%
                            ========     ======      ========     ======      ========     ======


     The following table sets forth the net savings flows of the Bank during the periods indicated.

                                          Year Ended September 30,
                                      -------------------------------
                                        2000       1999         1998
                                      -------     -------     -------
                                              (In thousands)

Increase before interest credited     $ 1,894     $ 4,336     $ 9,737
Interest credited                       9,842       9,179       9,656
                                      -------     -------     -------
Net savings increase                  $11,736     $13,515     $19,393
                                      =======     =======     =======


     The following table sets forth maturities of the Bank's certificates of deposit of $100,000 or more at September 30, 2000 by time remaining to maturity.

                                                                     Amounts in
                                                                      Thousands
                                                                     ----------

Three months or less                                                   $ 6,842
Over three months through six months                                     5,002
Over six months through twelve months                                    3,774
Over twelve months                                                       9,598
                                                                       -------
                                                                       $25,216
                                                                       =======

     The following table presents, by various interest rate categories, the amount of certificates of deposit at September 30, 2000 and 1999 and the amounts at September 30, 2000 which mature during the periods indicated.

                                                                 Amounts at September 30, 2000
                                    September 30,                       Maturing Within
                               ---------------------     ------------------------------------------------
  Certificates of
       Deposit                   2000         1999       One Year    Two Years   Three Years   Thereafter
--------------------------     --------     --------     --------    ---------   -----------   ----------
                                                         (Dollars in thousands)

 4.0% or less                  $    386     $    741     $    386
 4.01% to 5.0%                   24,013       76,007       20,471     $  1,570     $    837     $  1,135
 5.01% to 6.0%                   39,929       72,000       26,845        3,685        3,632        5,767
 6.01% to 7.0%                  101,128       11,013       42,272       49,482           37        9,337
                               --------     --------     --------     --------     --------     --------
Total certificate accounts     $165,456     $159,761     $ 89,974     $ 54,737     $  4,506     $ 16,239
                               ========     ========     ========     ========     ========     ========


The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

                                                                 September 30,
                                 ---------------------------------------------------------------------------
                                         2000                       1999                       1998
                                 ----------------------     ---------------------      ---------------------
                                               Average                    Average                    Average
                                  Average       Rate        Average        Rate        Average        Rate
                                  Balance       Paid        Balance        Paid        Balance        Paid
                                 --------     --------      --------     --------      --------     --------
                                                           (Dollars in thousands)

Passbook accounts                $ 39,498         2.41%     $ 39,625         2.41%     $ 38,273         2.41%
MMDA accounts                      17,345         3.44        17,833         2.82        16,368         2.76
Certificates of deposit           164,783         5.61       157,134         5.33       145,105         5.64
NOW accounts                       39,918         1.40        34,581         1.27        29,412         1.28
Noninterest-bearing deposits        6,613                      6,360                      5,779
                                 --------                   --------                   --------
    Total deposits               $268,157         4.23%     $255,533         4.02%     $234,937         4.23%
                                 ========     ========      ========     ========      ========     ========

     Borrowings. The Bank may obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in the FHLB and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. The Bank, during fiscal 2000 and 1999, increased its FHLB borrowings to fund asset growth. At September 30, 2000, the Bank had $132.9 million in outstanding FHLB advances. See Note 9 of the Notes to Consolidated Financial Statements in the Annual Report for additional information.

     The Bank has entered into agreements to sell securities under terms which require it to repurchase the same or substantially similar securities by a specified date. Repurchase agreements are considered borrowings which are secured by the sold securities. At September 30, 2000, the Bank had $10.0 million of repurchase agreements outstanding callable within one year. See Note 10 of the Notes to Consolidated Financial Statements in the Annual Report.

     Both the FHLB advances and the repurchase agreements have certain call features whereby the issuer can call the borrowings after the expiration of certain time frames. The time frames on the callable borrowings range from three months to seven years.

SUBSIDIARIES

     The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, service corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. It may invest essentially unlimited amounts in subsidiaries deemed operating subsidiaries that can only engage in activities that the Bank is permitted to engage in. Under such limitations, as of September 30, 2000, the Bank was authorized to invest up to approximately $9.1 million in the stock of, or loans to, service corporations. As of September 30, 2000, the net book value of the Bank's investment in stock, unsecured loans, and conforming loans to its service corporations was $35,500.

     At September 30, 2000, in addition to the Bank, the Company has five direct or indirect subsidiaries: First Keystone Capital Trust I, FKF Management Corp., Inc., State Street Services Corp., First Pointe, Inc., and First Chester Services, Inc.

     First Keystone Capital Trust I (the "Trust") is a Delaware statutory business trust wholly owned by the Company formed in 1997 for the purpose of issuing trust preferred securities and investing the proceeds therefrom in Junior Subordinated Debentures issued by the Company. See Note 17 of the Notes to Consolidated Financial Statements in the Annual Report for further discussion regarding the issuance of trust preferred securities.

     FKF Management Corp., Inc., a Delaware corporation, is a wholly owned operating subsidiary of the Bank established in 1997 for the purpose of managing assets of the Bank. Assets under management totaled $134.7 million at September 30, 2000 and comprised principally of investment and mortgage-related securities.

     State Street Services Corp., a wholly owned subsidiary of the Bank established in 1999 for the purpose of offering a full array of insurance products through its ownership of a 51% interest, in First Keystone Insurance Services, LLC. In addition, it holds a 30% equity position in a title company which offers title services.

     First Pointe, Inc. is a wholly owned subsidiary of the Bank which was formed for the purpose of developing a real estate parcel received in a deed-in-lieu of foreclosure action. At September 30, 2000, all of the townhouses have been completed and sold.

     The Bank has one remaining subsidiary which was involved in real estate management. With the Bank's cessation of its involvement in such activities and the resolution of the various development projects in which the subsidiaries were involved, this subsidiary was placed on an inactive status. See "-Asset Quality - Non-Performing Assets" and Notes 2 and 6 of the Notes to Consolidated Financial Statements in the Annual Report.

EMPLOYEES

     The Bank had 76 full-time employees and 12 part-time employees as of September 30, 2000. None of these employees is represented by a collective bargaining agreement. The Bank believes that it enjoys excellent relations with its personnel.

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

     Federal Activities Restrictions. The Company operates as a unitary savings and loan holding company. Generally, there are only limited restrictions on the activities of a unitary savings and loan holding company which applied to become or were a unitary saving and loan holding company prior to May 4, 1999 and its non-savings institution subsidiaries. Under the enacted Gramm-Leach-Bliley Act of 1999 (the "GLBA"), companies which applied to the OTS to become unitary savings and loan holding companies will be restricted to engaging in those activities traditionally permitted to multiple saving and loan holding companies. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of grandfathered unitary savings and loan holding companies under the GBLA, if the savings association subsidiary of such a holding company fails to meet a Qualified Thrift Lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association qualifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- The Bank - Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings association, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company and would thereafter be subject to further restrictions on its activities.

     Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act ("FRA") and OTS regulations issued in connection therewith. Affiliates of a savings institution include, among other entities, the savings institution's holding company and companies that are controlled by or under common control with the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes, among other things, the making of loans or extension of credit to an affiliate, purchase of assets, issuance of a guarantee and similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, under OTS regulations no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, (ii) a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary; (iii) a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate; (iv) and covered transactions and certain other transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

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

     Federal Securities Laws. The Company's Common Stock is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

     Shares of Common Stock owned by an affiliate of the Company are subject to the resale restrictions of Rule 144 under the Securities Act of 1933, as amended ("Securities Act"). If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) generally is able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

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

     Insurance of Accounts. The deposits of the Bank are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U. S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action.

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

     On September 30, 1996, new legislation required all SAIF member institutions to pay an one-time special assessment to recapitalize the SAIF, with the aggregate amount to be sufficient to bring the reserve ratio to 1.25% of insured deposits.

     Currently, FDIC deposit insurance rates generally range from zero basis points to 27 basis points, depending on the assessment risk classification assigned to the depositary institution. From 1996 through 1999, SAIF members paid approximately 6.0 basis points, while BIF member institutions paid approximately 1.3 basis points.

     Capital requirements. Current OTS capital standards require savings associations to satisfy three different capital requirements. Under these standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets, with only a limited exception for purchased mortgage servicing rights ("PMSRs"). Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). In addition, under the Prompt Corrective Action provisions of the OTS regulations, all but the most highly rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. See "- Prompt Corrective Action." At September 30,
2000, the Bank did not have any investment in subsidiaries engaged in impermissible activities and required to be deducted from its capital calculation.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") granted the OTS the authority to prescribe rules for the amount of PMSRs that may be included in a savings association's regulatory capital and required that the value of readily marketable PMSRs included in the calculation of a savings association's regulatory capital not exceed 90% of fair market value and that such value be determined at least quarterly. Under final OTS rules effective March 4, 1994, (i) PMSRs do not have to be deducted from tangible and core regulatory capital, provided that they do not exceed 50% of core capital, (ii) savings associations are required to determine the fair market value and to review the book value of their PMSRs at least quarterly and to obtain an independent valuation of PMSRs annually, (iii) savings associations that desire to include PMSRs in regulatory capital may not carry them at a book value under GAAP that exceeds the discounted value of their future net income stream and (iv) for purposes of calculating regulatory capital, the amount of PMSRs reported as balance sheet assets should amount to the lesser of 90% of their fair market value, 90% of their original purchase price or 100% of their remaining unamortized book value. At September 30, 2000, the Bank had PMSRs totalling $94,000.

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

     The OTS amended its risk-based capital requirements that would require institutions with an "above normal" level of interest rate risk to maintain additional capital. A savings association is considered to have a "normal" level of interest rate risk if the decline in the market value of its portfolio equity after an immediate 200 basis point increase or decrease in market interest rates (whichever leads to the greater decline) is less than two percent of the current estimated market value of its assets. The market value of portfolio equity is defined as the net present value of expected cash inflows and outflows from an association's assets, liabilities, and off-balance sheet items. The amount of additional capital, that an institution with an above normal interest rate risk is required to maintain (the "interest rate risk component") equals one-half of the dollar amount by which its measured interest rate risk exceeds the normal level of interest rate risk. The interest rate risk component is in addition to the capital otherwise required to satisfy the risk-based capital requirement. Implementation of this component has been postponed by the OTS. The final rule was to be effective as of January 1, 1994, subject however to a three quarter lag time in implementation. However, because of continuing delays by the OTS, the interest rate risk component has never been operative.

     The following is a reconciliation of the Bank's equity determined in accordance with GAAP to regulatory tangible, core and risk-based capital at September 30, 2000, 1999 and 1998.


                                          September 30, 2000              September 30, 1999                September 30, 1998
                                    -----------------------------   -------------------------------   ------------------------------
                                    Tangible   Core     Risk-based   Tangible    Core    Risk-based   Tangible    Core    Risk-based
                                     Capital  Capital    Capital     Capital    Capital    Capital     Capital   Capital   Capital
                                    --------  --------  --------    --------   --------   --------    --------  --------   --------
                                                                            (In thousands)

GAAP equity                         $ 38,127  $ 38,127  $ 38,127    $ 36,467   $ 36,467   $ 36,467    $ 33,701  $ 33,701   $ 33,701
Assets required to be deducted (1)                          (511)
General valuation allowances                               1,667                             1,813                            1,688
                                    --------  --------  --------    --------   --------   --------    --------  --------   --------
    Total regulatory capital          38,127    38,127    39,283      36,467     36,467     38,280      33,701    33,701     35,389
Minimum capital requirement per
  FIRREA published guidelines          6,874    18,332    17,782       6,696     17,586     16,294       6,113    12,225     13,424
                                    --------  --------  --------    --------   --------   --------    --------  --------   --------
Excess                              $ 31,253  $ 19,795  $ 21,501    $ 29,771   $ 18,881   $ 21,986    $ 27,588  $ 21,476   $ 21,965
                                    ========  ========  ========    ========   ========   ========    ========  ========   ========



     These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings association's capital, upon a determination that circumstances exist that higher individual minimum capital requirements may be appropriate.

(1) Consists of equity investment nonincludable in regulatory capital.

     Prompt Corrective Action. Under the prompt corrective action regulations of the OTS, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10% or more, has a Tier I risk-based capital ratio of 6% or more, has a Tier I leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier I risk-based capital ratio of 4% or more and a Tier I leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized,"
(iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4% or a Tier I leverage capital ratio that is less than 4% (3% under certain circumstances),
(iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3% or a Tier I leverage capital ratio that is less than 3%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Under specified circumstances, the OTS may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At September 30, 2000, the Bank meet the requirements of a "well capitalized" institution under OTS regulations.

     Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a monthly average of not less than a specified percentage of net withdrawable deposit accounts plus short term borrowings. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required minimum liquid asset ratio is 4%. The Bank has consistently exceeded such regulatory liquidity requirement and, at September 30, 2000, was 13.3%.

     Qualified Thrift Lender Test. Under Section 2303 of the Economic Growth and Regulatory Paper work Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and the implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code"). Currently, the portion of the QTL test that is based on the HOLA rather than the Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing, home equity loans, mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing), stock issued by the FHLB, and direct or indirect obligations of the FDIC. In addition, small business loans, credit card loans, student loans and loans for personal, family and household purposes are allowed to be included without limitation as qualified investments. The following assets, among others, also may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination, 100% of consumer and educational loans (limited to 10% of total portfolio assets) and stock issued by FHLMC or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets.

     A savings institution that does not comply with the QTL test must either convert to a bank charter or comply with certain restrictions on its operations. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     At September 30, 2000, approximately 78.34% of the Bank's assets were invested in qualified thrift investments, which was in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.

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

     Generally, savings associations such as the Bank can, upon 30 days prior notice, distribute during each calendar year an amount equal to or less than its net income for the year to date plus retained net income for the preceding two years. Amounts in excess of this must be approved by the OTS.

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

     Policy Statement on Nationwide Branching. OTS policy on branching by federally chartered savings associations permits nationwide branching to the extent allowed by federal statute. Current OTS policy generally permits a federally chartered savings association to establish branch offices outside of its home state if the association meets the domestic building and loan test in
Section 7701(a)(19) of the Code or the asset composition test of subparagraph
(c) of that section, and if, with respect to each state outside of its home state where the association has established branches, the branches, taken alone, also satisfy one of the two tax tests. An association seeking to take advantage of this authority would have to have a branching application approved by the OTS, which would consider the regulatory capital of the association and its record under the CRA, as amended, among other things.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of Pittsburgh, whichever is greater. At September 30, 2000, the Bank had $6.7 million in FHLB stock, which was in compliance with this requirement.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended September 30, 2000, 1999 and 1998, dividends from the FHLB to the Bank amounted to approximately $428,000, $375,000 and $261,000, respectively. If dividends were reduced, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs will not also cause a decrease in the value of FHLB stock held by the Bank, if any.

     Federal Reserve System. The Federal Reserve Bank ("FRB") requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 2000, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a FRB, the effect of this reserve requirement is to reduce an institution's earning assets.

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

STATE TAXATION

     The Company and the Bank's subsidiaries are subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate for fiscal 2000 is 9.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 1.1% of a corporation's capital stock value, which is determined in accordance with a fixed formula.

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

ITEM 2.  PROPERTIES

             At September 30, 2000, the Bank conducted business from its executive offices located in Media, Pennsylvania and six full-service offices located in Delaware and Chester Counties, Pennsylvania. See also Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.

             The following table sets forth certain information with respect to the Bank's offices at September 30, 2000.



                                                                  Net Book Value             Amount of
           Description/Address              Leased/Owned            of Property               Deposits
------------------------------------        ------------          --------------             ---------
                                                                               (In thousands)
Executive Offices:
22 West State Street
Media, Pennsylvania 19063                   Owned(1)                 $1,312                   $ 81,271

Branch Offices:
3218 Edgmont Avenue
Brookhaven, Pennsylvania 19015              Owned                       483                     81,012

Routes 1 and 100
Chadds Ford, Pennsylvania 19318             Leased(2)                    96                     22,146

23 East Fifth Street
Chester, Pennsylvania 19013                 Leased(3)                   187                     21,041

31 Baltimore Pike
Chester Heights, Pennsylvania 19017         Leased(4)                   708                     10,006

Route 82 and 926
Kennett Square, Pennsylvania 19348          Leased(5)                    52                      6,863

330 Dartmouth Avenue
Swarthmore, Pennsylvania 19081              Owned                       118                     50,223
                                                                     ------                   --------
                                                                     $2,956                   $272,562
                                                                     ======                   ========

----------------------------

(1)  Also a branch office.

(2) Lease expiration date is September 30, 2005. The Bank has one five-year renewal option.

(3) Lease expiration date is December 31, 2005. The Bank has one ten-year renewal option.

(4) Lease expiration date is December 31, 2028. The Bank has options to cancel on the 15th, 20th and 25th year of the lease.

(5) Lease expiration date is September 30, 2001. The Bank has four five-year renewal options.

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

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

             The information required herein is incorporated by reference on page 36 of the Registrant's Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA.

             The information required herein is incorporated by reference from pages 5 to 6 of the Registrant's Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

             The interest rate risk measures used by the OTS include an "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure". The "Post-Shock" NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low "Post-Shock" NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The "Sensitivity Measure" is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following sets forth the Bank's NPV as of September 30, 2000.

                              Net Portfolio Value

------------------------------------------------------------------------------------------------------------
   Changes in
    Rates in                        Dollar      Percentage     Net Portfolio Value As       Change in
  Basis Points      Amount         Change          Change          a % of Assets          Percentage (1)
------------------------------------------------------------------------------------------------------------
                                           (Dollars in thousands)
       300          $20,469       (25,727)        (55.69)%             4.75                 (52.21)%
       200           29,111       (17,084)        (21.25)              6.58                 (33.80)
       100           37,707        (8,489)        (18.38)              8.32                 (16.30)
        0            46,196                                            9.94
      (100)          54,119         7,924          17.15              11.39                  14.59
      (200)          58,393        12,197          26.40              12.10                  21.73
      (300)          64,299        18,070          39.12              13.08                  31.59

(1) Based on the portfolio value of the Bank's assets in the base case scenario

             Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Also, the model does not take into account the Bank's business or strategic plans. Accordingly, although the NPV table provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and may differ from actual results. See also discussion on pages 9 to 10 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

             The financial statements and supplementary data required herein are incorporated by reference from pages 19 to 38 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The information required herein is incorporated by reference from pages 2 to 6 and page 15 of the Registrant's Proxy Statement dated December 27, 2000 ("Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.

               The information required herein is incorporated by reference from pages 9 to 13 of the Registrant's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

               The information required herein is incorporated by reference from pages 7 to 9 of the Registrant's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              The information required herein is incorporated by reference from pages 15 of the Registrant's Proxy Statement.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)   Documents filed as part of this Report.

                (1) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's Annual Report.

                      Report of Independent Auditors.

                      Consolidated Statements of Financial Condition at September 30, 2000 and 1999.

                      Consolidated Statements of Income for the Years Ended September 30, 2000, 1999 and 1998.

                      Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 2000, 1999 and 1998.

                      Consolidated Statements of Cash Flows for the Years Ended September 30, 2000, 1999 and 1998.

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

10.2          401(K)/ Profit-sharing Plan of First Keystone Federal Savings Bank *

10.3          Employment Agreement between First Keystone Financial, Inc. and
              Donald S. Guthrie dated May 26, 1999. **

10.4          Employment Agreement between First Keystone Financial, Inc. and
              Stephen J. Henderson dated May 26, 1999. **

10.5          Employment Agreement between First Keystone Financial, Inc. and
              Thomas M. Kelly dated May 26, 1999. **

10.6          Form of Severance Agreement between First Keystone Financial, Inc. and
              Elizabeth M. Mulcahy dated May 26, 1999. **

10.8          Form of Severance Agreement between First Keystone Financial, Inc. and
              Carol Walsh dated May 26, 1999. **

10.9          1995 Stock Option Plan (incorporated by reference from Exhibit
              10.9 to Registrant's Form 10-KSB for the year ended September 30,
              1995).

10.10         1995 Recognition and Retention Plan and Trust Agreement,
              (incorporated by reference from Exhibit 10.10 to Registrant's
               Form 10-KSB for the year ended September 30, 1995).

10.11         1998 Stock Option Plan (incorporated from Appendix A of the
              Registrant's definitive proxy statement dated December 24, 1998).

10.12         Employment Agreement between First Keystone Federal Savings Bank and
              Donald S. Guthrie dated May 26, 1999. **

10.13         Employment Agreement between First Keystone Federal Savings Bank and
              Stephen J. Henderson dated May 26, 1999. **

10.14         Employment Agreement between First Keystone Federal Savings Bank and
              Thomas M. Kelly dated May 26, 1999. **

10.15         Form of Severance Agreement between First Keystone Federal Savings Bank and
              Elizabeth M. Mulcahy dated May 26, 1999. **

10.16         Form of Severance Agreement between First Keystone Federal Savings Bank and
              Carol Walsh dated May 26, 1999. **

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

(**) Incorporated by reference from the Form 10-K filed by the Registrant with the SEC on December 29, 1999.

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


/s/ Donald S. Guthrie                                         December 29, 2000
-----------------------------------------------
Donald S. Guthrie
President and Chief Executive Officer
(Principal Executive Officer)


/s/ Thomas M. Kelly                                           December 29, 2000
-----------------------------------------------
Thomas M. Kelly
Executive Vice-President and Chief
Financial Officer
(Principal Financial and Accounting Officer)


/s/ Donald A. Purdy                                           December 29, 2000
-----------------------------------------------
Donald A. Purdy
Chairman of the Board


/s/ William K. Betts                                          December 29, 2000
-----------------------------------------------
William K. Betts
Director


/s/ Edward Calderoni                                          December 29, 2000
-----------------------------------------------
Edward Calderoni
Director


/s/ Silvio F. D'Ignazio                                       December 29, 2000
-----------------------------------------------
Silvio F. D'Ignazio
Director

/s/ Olive J. Faulkner                                         December 29, 2000
-----------------------------------------------
Olive J. Faulkner
Director


/s/ Edmund Jones                                              December 29, 2000
-----------------------------------------------
Edmund Jones
Director


/s/ Willard F. Letts                                          December 29, 2000
-----------------------------------------------
Willard F. Letts
Director


/s/ Walter J. Lewicki                                         December 29, 2000
-----------------------------------------------
Walter J. Lewicki
Director


/s/ Joan G. Taylor                                            December 29, 2000
-----------------------------------------------
Joan G. Taylor
Director