Form 10-Q
period 2000-12-31
FIRST KEYSTONE FINANCIAL INC
filed 2001-02-14
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2000

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------
                  Commission File Number: 000-25328

                         FIRST KEYSTONE FINANCIAL, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                            23-0469351
-----------------------------------          ------------------------
   (State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)             Identification Number)

         22 West State Street
         Media, Pennsylvania                          19063
-----------------------------------------           ----------
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
Yes   X      No
    ------      -------

Number of shares of Common Stock outstanding as of February 12, 2001:  2,231,716

Transitional Small Business Disclosure Format        Yes          No    X
                                                         ------      -------

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                                     PAGE
PART I      FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Consolidated Statements of Financial Condition as of December 31,
            2000 (Unaudited) and September 30, 2000................................    1

            Consolidated Statements of Income for the Three Months Ended December
            31, 2000 and 1999 (Unaudited)...........................................   2

            Consolidated Statement of Changes in Stockholders' Equity for the Three
            Months Ended December 31, 2000 (Unaudited).............................    3

            Consolidated Statements of Cash Flows for the Three Months Ended
            December 31, 2000 and 1999 (Unaudited)..................................   4

            Notes to Consolidated Financial Statements (Unaudited)..................   5

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations..................................................   10

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............   14

PART II     OTHER INFORMATION

   Item 1.  Legal Proceedings......................................................   15

   Item 2.  Changes in Securities and Use of Proceeds..............................   15

   Item 3.  Defaults Upon Senior Securities........................................   15

   Item 4.  Submission of Matters to a Vote of Security Holders....................   15

   Item 5.  Other Information......................................................   15

   Item 6.  Exhibits and Reports on Form 8-K.......................................   15

SIGNATURES.........................................................................   16

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

                                                                                     December 31     September 30
ASSETS                                                                                   2000            2000
------                                                                                -----------     ------------
                                                                                      (Unaudited)
Cash and amounts due from depository institutions                                      $   3,112       $   2,891
Interest-bearing deposits with depository institutions                                    22,299          37,223
                                                                                       ---------       ---------
        Total cash and cash equivalents                                                   25,411          40,114
Investment securities available for sale                                                  51,622          42,215
Mortgage-related securities available for sale                                           115,468          96,257
Loans held for sale                                                                        3,200           3,099
Mortgage-related securities held to maturity - at amortized cost
      (approximate fair value of $12,470 at December 31, 2000
       and $12,580 at September 30, 2000)                                                 12,695          13,056
Loans receivable - net                                                                   232,977         230,686
Accrued interest receivable                                                                3,178           3,373
Real estate owned                                                                            820             947
Federal Home Loan Bank stock - at cost                                                     6,847           6,672
Office properties and equipment - net                                                      3,818           3,624
Deferred income taxes                                                                      1,179           2,319
Prepaid expenses and other assets                                                         15,047          21,101
                                                                                       ---------       ---------

TOTAL ASSETS                                                                           $ 472,262       $ 463,463
                                                                                       =========       =========

LIABILITIES, MINORITY INTEREST IN SUBSIDIARY AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits                                                                           $ 284,025       $ 272,562
    Advances from Federal Home Loan Bank                                                 136,444         132,902
    Securities sold under agreements to repurchase                                                        10,000
    Accrued interest payable                                                               2,109           2,294
    Advances from borrowers for taxes and insurance                                        1,779             772
    Accounts payable and accrued expenses                                                  2,591           2,164
                                                                                       ---------       ---------

         Total liabilities                                                               426,948         420,694
                                                                                       ---------       ---------

Company-obligated mandatorily redeemable preferred securities of a subsidiary
    trust holding solely junior subordinated debentures of the Company                    16,200          16,200

Stockholders' Equity:

    Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
    Common stock, $.01 par value, 20,000,000 shares authorized; issued and outstanding: 2,236,716 shares at December 31, 2000 and
       2,251,716 shares at September 30, 2000                                                 14              14
    Additional paid-in capital                                                            13,512          13,491
    Common stock acquired by stock benefit plans                                          (1,252)         (1,287)
    Treasury stock at cost: 483,284 and 468,284 shares at December 31, 2000
       and September 30, 2000, respectively                                               (5,778)         (5,622)
    Accumulated other comprehensive loss                                                    (172)         (2,386)
    Retained earnings - partially restricted                                              22,790          22,359
                                                                                       ---------       ---------

         Total stockholders' equity                                                       29,114          26,569
                                                                                       ---------       ---------

TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARY AND STOCKHOLDERS' EQUITY            $ 472,262       $ 463,463
                                                                                       =========       =========

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

                                                                                        Three months ended
                                                                                           December 31
                                                                                       -------------------
                                                                                        2000         1999
                                                                                       ------       ------
INTEREST INCOME:
    Interest on:
        Loans                                                                          $4,692       $4,442
        Mortgage-related securities                                                     2,113        2,104
        Investments                                                                       945          803
        Interest-bearing deposits                                                         228          121
                                                                                       ------       ------
                Total interest income                                                   7,978        7,470
                                                                                       ------       ------
INTEREST EXPENSE:
    Interest on:
        Deposits                                                                        3,195        2,683
        Federal Home Loan Bank advances                                                 1,997        1,566
        Other borrowings                                                                    2          297
                                                                                       ------       ------
                Total interest expense                                                  5,194        4,546
                                                                                       ------       ------
NET INTEREST INCOME                                                                     2,784        2,924
PROVISION FOR LOAN LOSSES                                                                 135          105
                                                                                       ------       ------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                                                     2,649        2,819
                                                                                       ------       ------
NON-INTEREST INCOME:
    Service charges and other fees                                                        229          218
    Net gain (loss) on sales of:
        Loans                                                                              35           54
        Real estate owned                                                                  20          (11)
    Real estate operations                                                                (18)         (28)
    Other                                                                                 204          183
                                                                                       ------       ------
                Total non-interest income                                                 470          416
                                                                                       ------       ------
NON-INTEREST EXPENSE:
    Salaries and employee benefits                                                      1,010          872
    Occupancy and equipment expenses                                                      283          258
    Professional fees                                                                     226          224
    Federal deposit insurance premium                                                      14           38
    Data processing                                                                       101          100
    Advertising                                                                            86          109
    Minority interest in expense of subsidiaries                                          393          393
    Other                                                                                 269          360
                                                                                       ------       ------
                Total non-interest expense                                              2,382        2,354
                                                                                       ------       ------
INCOME BEFORE INCOME TAX EXPENSE                                                          737          881
INCOME TAX EXPENSE                                                                        127          178
                                                                                       ------       ------
NET INCOME                                                                             $  610       $  703
                                                                                       ======       ======
BASIC EARNINGS PER COMMON SHARE                                                        $ 0.29       $ 0.34
                                                                                       ======       ======
DILUTED EARNINGS PER COMMON SHARE                                                      $ 0.28       $ 0.33
                                                                                       ======       ======

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (dollars in thousands)

                                                                                 Common
                                                                                  stock
                                                                 Additional    acquired by
                                                    Common         paid-in    stock benefit
                                                     stock         capital       plans
                                                    -------      ----------   -------------
BALANCE AT OCTOBER 1, 2000                          $    14       $ 13,491       $(1,287)
   Net income
   Net unrealized gain on securities, net of tax
   ESOP stock committed to be released                                                35
   Excess of fair value above cost of
      ESOP shares committed to be released                              21
   Purchase of treasury stock
   Dividends - $.08 per share
                                                    -------       --------       -------
BALANCE AT DECEMBER 31, 2000                        $    14       $ 13,512       $(1,252)
                                                    =======       ========       =======

                                                                Accumulated     Retained
                                                                    other       earnings-     Total
                                                    Treasury    comprehensive   partially  stockholders'
                                                     stock         loss        restricted     equity
                                                    --------    -------------  ----------  -------------
BALANCE AT OCTOBER 1, 2000                          $(5,622)      $ (2,386)      $22,359     $26,569
   Net income                                                                        610         610
   Net unrealized gain on securities, net of tax                     2,214                     2,214
   ESOP stock committed to be released                                                            35
   Excess of fair value above cost of
      ESOP shares committed to be released                                                        21
   Purchase of treasury stock                          (156)                                    (156)
   Dividends - $.08 per share                                                       (179)       (179)
                                                    -------       --------      --------     -------
BALANCE AT DECEMBER 31, 2000                        $(5,778)      $   (172)      $22,790     $29,114
                                                    =======       ========      ========     =======


See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                                     Three months ended
                                                                                         December 31
                                                                                    ---------------------
                                                                                      2000         1999
                                                                                    -------       -------
OPERATING ACTIVITIES:
    Net income                                                                      $   610       $   703
    Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
         Provision for depreciation and amortization                                    105           101
         Accretion of premiums and discounts                                            (57)          (35)
         (Gain) loss on sales of:
             Loans                                                                      (35)          (54)
             Real estate owned                                                          (20)           11
         Provision for loan losses                                                      135           105
         Amortization of stock benefit plans                                             56            91
    Changes in assets and liabilities which provided (used) cash:
         Origination of loans held for sale                                          (9,581)      (11,038)
         Loans sold in the secondary market                                           9,480        10,570
         Accrued interest receivable                                                    195           230
         Prepaid expenses and other assets                                            6,054           288
         Accrued interest payable                                                      (185)          266
         Accounts payable and accrued expenses                                          427          (707)
                                                                                    -------       -------
             Net cash provided by operating activities                                7,184           531
                                                                                    -------       -------
INVESTING ACTIVITIES:
    Loans originated                                                                (11,145)      (14,411)
    Purchases of:
      Mortgage-related securities available for sale                                (21,219)
      Investment securities available for sale                                       (7,930)
      Purchase of FHLB stock                                                           (175)
    Proceeds from sales of real estate owned                                            220            37
    Principal collected on loans                                                      8,794        13,909
    Proceeds from maturities, calls, or repayments of:
      Mortgage-related securities available for sale                                  3,904         3,694
      Mortgage-related securities held to maturity                                      359           348
    Purchase of property and equipment                                                 (299)         (485)
    Net expenditures on real estate acquired through foreclosure and
      in development                                                                    (73)          (79)
                                                                                    -------       -------
             Net cash provided by (used in) investing activities                    (27,564)        3,013
                                                                                    -------       -------
FINANCING ACTIVITIES:
    Net increase in deposit accounts                                                 11,463         2,327
    Net decrease in FHLB advances                                                    (6,458)       (1,030)
    Net increase in advances from borrowers for taxes and insurance                   1,007         1,097
    Purchase of treasury stock                                                         (156)
    Cash dividend                                                                      (179)         (157)
                                                                                    -------       -------
             Net cash provided by financing activities                                5,677         2,237
                                                                                    -------       -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (14,703)        5,781
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     40,114        20,015
                                                                                    -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $25,411       $25,796
                                                                                    =======       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest on deposits and borrowings                            $5,379        $4,280
    Cash payments of income taxes                                                                     217
    Transfers of loans receivable into real estate owned                                              729

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000 (UNAUDITED) AND SEPTEMBER 30, 2000 AND
(UNAUDITED) FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
(dollars in thousands, except per share amounts)

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

         The results of operations for the three month period ended December 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2001. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders for the year ended September 30, 2000.

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


2.       INVESTMENT SECURITIES

         The amortized cost and approximate fair value of investment securities available for sale, by contractual maturities, are as follows:

                                                                                December 31, 2000
                                                               ---------------------------------------------------
                                                                               Gross         Gross
                                                              Amortized     Unrealized     Unrealized   Approximate
                                                                Cost           Gain           Loss      Fair Value
                                                               --------      ----------     ----------  -----------
         U.S. Treasury securities and securities
             of U.S. Government agencies:
                 1 to 5 years                                 $   2,942         $ 84                      $3,026
                 5 to 10 years                                    8,827           88         $   90        8,825
         Municipal obligations                                   19,180          138            106       19,212
         Corporate bonds                                          7,807           66            318        7,555
         Mutual funds                                             2,000                          20        1,980
         Preferred stocks                                         5,529                         769        4,760
         Asset-backed securities                                  2,969                          11        2,958
         Other equity investments                                 2,778          528                       3,306
                                                              ---------         ----       --------      -------
             Total                                            $  52,032         $904         $1,314      $51,622
                                                              =========         ====       ========      =======

                                                                          September 30, 2000
                                                         -------------------------------------------------------
                                                                         Gross         Gross
                                                          Amortized    Unrealized    Unrealized      Approximate
                                                            Cost          Gain          Loss         Fair Value
                                                         ----------    ----------    ----------      ----------
         U.S. Treasury securities and securities
             of U.S. Government agencies:
                1 to 5 years                             $    2,936       $    34                        $ 2,970
                5 to 10 years                                 6,997                       $ 252            6,745
         Municipal obligations                               18,930            11           788           18,153
         Corporate bonds                                      4,910                         314            4,596
         Mutual funds                                         2,000                          30            1,970
         Preferred stocks                                     5,528                         796            4,732
         Other equity investments                             2,778           384           113            3,049
                                                         ----------    ----------    ----------      -----------
             Total                                       $   44,079       $   429        $2,293          $42,215
                                                         ==========    ==========    ==========      ===========


3.       MORTGAGE-RELATED SECURITIES


         Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                                          December 31, 2000
                                                         -------------------------------------------------------
                                                                          Gross         Gross
                                                          Amortized    Unrealized    Unrealized      Approximate
                                                            Cost          Gain          Loss         Fair Value
                                                         -----------   ----------    -----------     -----------
         Available for Sale:
             FHLMC pass-through certificates             $   10,493         $ 131                      $  10,624
             FNMA pass-through certificates                  24,908           118       $    77           24,949
             GNMA pass-through certificates                  37,588           237           205           37,620
             Collateralized mortgage obligations             42,331           178           234           42,275
                                                         ----------    ----------    ----------      -----------
                 Total                                   $  115,320         $ 664       $   516         $115,468
                                                         ==========    ==========    ==========      ===========


         Held to Maturity:
             FHLMC pass-through certificates             $    2,719         $  11       $    30        $   2,700
             FNMA pass-through certificates                   5,492                         142            5,350
             Collateralized mortgage obligations              4,484                          64            4,420
                                                         ----------    ----------    ----------      -----------
                 Total                                   $   12,695         $  11       $   236        $  12,470
                                                         ==========    ==========    ==========      ===========

                                                                            September 30, 2000
                                                         -------------------------------------------------------
                                                                          Gross        Gross
                                                          Amortized    Unrealized   Unrealized       Approximate
                                                            Cost          Gain         Loss          Fair Value
                                                         ----------    ----------    --------        -----------
         Available for Sale:
             FHLMC  pass-through certificates            $    5,759      $  20         $    8          $   5,771
             FNMA pass-through certificates                  23,934         18            407             23,545
             GNMA pass-through certificates                  39,007         70            655             38,422
             Collateralized mortgage obligations             29,308         72            861             28,519
                                                         ----------    ----------    --------        -----------
                 Total                                   $   98,008      $ 180         $1,931           $ 96,257
                                                         ==========    ==========    ========        ===========

         Held to Maturity:
             FHLMC  pass-through certificates            $    2,898      $   6         $   74          $   2,830
             FNMA pass-through certificates                   5,674                       204              5,470
             Collateralized mortgage obligations              4,484                       204              4,280
                                                         ----------    ----------    --------        -----------
                 Total                                   $   13,056      $   6         $  482          $  12,580
                                                         ==========    ==========    ========        ===========


5.       LOANS RECEIVABLE

         Loans receivable consist of the following:

                                                                                   December 31       September 30
                                                                                      2000              2000
                                                                                   -----------       ------------
         Real estate loans:
              Single-family                                                          $161,008          $160,143
              Construction and land                                                    15,970            17,905
              Multi-family and commercial                                              39,145            37,870
              Home equity and lines of credit                                          23,102            22,597
         Consumer loans                                                                 1,177             1,343
         Commercial loans                                                               5,700             4,475
                                                                                   ----------        ----------
              Total loans                                                             246,102           244,333
         Loans in process                                                              (9,807)          (10,330)
         Allowance for loan losses                                                     (2,092)           (2,019)
         Deferred loan fees                                                            (1,226)           (1,298)
                                                                                   ----------        ----------
         Loans receivable - net                                                      $232,977          $230,686
                                                                                   ==========        ==========

         The following is an analysis of the allowance for loan losses:

                                                                                        Three Months Ended
                                                                                            December 31
                                                                                     -------------------------
                                                                                       2000             1999
                                                                                     --------          -------
         Balance beginning of period                                                   $2,019          $1,928
         Provisions charged to income                                                     135             105
         Charge-offs                                                                      (62)           (175)
                                                                                     --------          -------
                Total                                                                  $2,092          $1,858
                                                                                     ========          =======

         At December 31, 2000 and September 30, 2000, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $2,005 and $2,515, respectively. For both periods, non-performing loans primarily consist of single-family properties.

6.       DEPOSITS

         Deposits consist of the following major classifications:

                                                       December 31            September 30
                                                          2000                    2000
                                                  --------------------    --------------------
                                                     Amount    Percent       Amount    Percent
                                                  ----------   -------    ----------   -------
         Non-interest bearing                      $   6,674      2.3%     $   6,764      2.5%
         NOW                                          41,153     14.5         38,898     14.3
         Passbook                                     37,016     13.0         37,861     13.9
         Money market demand                          27,409      9.7         23,583      8.6
         Certificates of deposit                     171,773     60.5        165,456     60.7
                                                  ----------  --------     ---------   -------
              Total                                $ 284,025    100.0%     $ 272,562    100.0%
                                                  ==========  ========     =========   =======


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

         For the three months ended December 31, 2000 and 1999, the Company's comprehensive income was as follows:

                                                                 Three Months Ended
                                                                    December 31
                                                              ------------------------
                                                                  2000      1999
                                                                  ----      ----
         Net income                                           $    610       $ 703
         Net SFAS 115 adjustment                                 2,214      (1,868)
                                                                 -----      ------

           Total comprehensive income (loss)                   $ 2,824     $(1,165)
                                                               =======     =======

8.       EARNINGS PER SHARE

         Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common share outstanding and common share equivalents that would arise from the exercise of dilutive securities. All dilutive shares consist of options which the exercise price of the options is lower than the market price for the dates presented.

         The calculated basic and diluted earnings per share ("EPS") is as follows:

                                                        Three Months Ended
                                                           December 31
                                                    --------------------------
                                                       2000            1999
                                                    ----------      ----------
         Numerator                                  $      610      $      703
         Denominators:
          Basic shares outstanding                   2,087,979       2,054,236
          Effect of dilutive securities                 66,939          64,171
                                                    ----------      ----------
          Dilutive shares outstanding                2,154,918       2,118,407
                                                    ==========      ==========
         Earnings per share:
          Basic                                     $     0.29      $     0.34
          Diluted                                   $     0.28      $     0.33

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2000 (UNAUDITED) AND SEPTEMBER 30, 2000

Total assets of the Company increased $8.8 million or 1.9% from $463.5 million at September 30, 2000 to $472.3 million at December 31, 2000. The growth was due mainly to increases in investment and mortgage-related securities available for sale of $28.6 million and loans receivable of $2.3 million partially offset by a decrease in cash and cash equivalents of $14.7 million and a decrease in other assets of $6.1 million. The increase in the investment and mortgage-related securities available for sale portfolios and the decrease in other assets was primarily due to the reinvestment of proceeds from the restructuring the portfolio which occurred in the fourth quarter of fiscal 2000 combined with general growth in the portfolio. The asset growth was primarily funded by increased deposits.

Deposits increased $11.5 million or 4.2% from $272.6 million at September 30, 2000 to $284.0 million at December 31, 2000. The increase resulted from increases of $5.1 million or 16.9% in core deposits (which consist of passbook, money market, NOW and non-interest bearing accounts) and of $6.3 million or 3.8% in certificates of deposit.

Stockholders' equity increased $2.5 million primarily due an increase in the market valuation, net of taxes, of securities available for sale, and to a lesser extent, net income partially offset by the repurchase of shares of common stock and dividends paid.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

Net Income.

Net income was $610,000 for the three months ended December 31, 2000 as compared to $703,000 for the same period in 1999. The $93,000 or 13.2% decrease in net income for the three months ended December 31, 2000 was primarily due to a $140,000 decrease in net interest income partially offset by a $54,000 increase in non-interest income.

Net Interest Income.

Net interest income decreased $140,000 or 4.8% to $2.8 million for the three months ended December 31, 2000 as compared to the same period in 1999. The decrease was due to a $648,000 or 14.3% increase in interest expense which was partially offset by a $508,000 or 6.8% increase in interest income as compared to the 1999 period. The $508,000 increase in interest income was primarily due to a $14.0 million or 3.4% increase in the average balance of interest-earning assets and by a 24 basis point (on a fully tax equivalent basis) increase in the yield earned thereon. The $648,000 increase in interest expense was primarily due to a 51 basis point increase in the weighted average rate paid thereon and an increase of $11.3 million or 2.9% in the average balance of interest-bearing liabilities for the three months ended December 31, 2000, as compared to the same period in 1999. The greater increase in rates paid on interest-bearing liabilities was due to the fact that the Company's liabilities adjusted at a faster pace than its interest-earning assets in the rising rate environment experienced in the past fiscal year. The interest rate spread and net interest margin, on a fully tax equivalent basis, were 2.43% and 2.70%, respectively, for the three months ended December 31, 2000 as compared to 2.71% and 2.92%, respectively, for the same period in 1999.

Provision for Loan Losses.

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the amount of the Company's primary market area , and other factors related to the collectibility of the Company's loan and loans held for sale portfolios. For the three months ended December 31, 2000, the provision for loan losses amounted to $135,000 as compared to $105,000 for the same period in 1999. At December 31, 2000, non- performing assets totaled $2.8 million or .60% of total assets, a decrease of $637,000 from September 30, 2000. The Company's coverage ratio, which is the ratio of the allowance to non-performing assets, was 74.1% and 58.3% at December 31, 2000 and September 30, 2000, respectively.

Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

Non-interest Income.

Non-interest income increased $54,000 or 13.0% to $470,000 for the three months ended December 31, 2000 as compared to the same period in 1999. The increase was a result of an increase in service charges and other fees, the net gain on sale of real estate owned and other non-interest income partially offset by a $19,000 decrease in the gain on sale of loans and a small decrease in real estate operations.

Operating Expenses.

Operating expenses had a modest overall increase of $28,000 or 1.2% during the three months ended December 31, 2000 as compared to the same period in 1999. The increase was due to a $138,000 increase in salaries and employee benefits and a $25,000 increase in occupancy and equipment expenses offset primarily by a $91,000 decrease in other non-interest expenses, $24,000 decrease in federal deposit insurance premiums and a $23,000 decrease in advertising. The increase in salary and employee benefits reflected normal salary increases and personnel costs associated with branch expansion.

Income Tax Expense.

Income tax expense decreased $51,000 to $127,000 during the three months ended December 31, 2000 as compared to the same period in 1999. The decrease was primarily a result of a decrease in income before income taxes.

Liquidity and Capital Resources.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At December 31, 2000, the Company had short-term borrowings outstanding of $45.5 million, all of which consisted of advances from the FHLB of Pittsburgh.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to fund maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At December 31, 2000, total approved loan commitments outstanding amounted to $4.5 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $8.9 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2000 totaled $101.2 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 4% of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand from withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Bank's average monthly liquidity ratio for December 31, 2000 was 40.4%.

As of December 31, 2000, the Bank had regulatory capital which was in excess of applicable limits. The Bank is required under applicable federal banking regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital to at least 8.0% of its risk-weighted assets. At December 31, 2000, the Bank had tangible capital and core capital equal to 8.2% of adjusted total assets and total capital equal to 18.7% of risk-weighted assets.

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

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                          DISCLOSURES ABOUT MARKET RISK


For a discussion of the Company's asset and liability management policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's Annual Report and Form 10-K for the year ended September 30, 2000.

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

The interest rate risk measures used by the OTS include an "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure". The "Post-Shock" NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low "Post-Shock" NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The "Sensitivity Measure" is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following sets forth the Bank's NPV as of December 31, 2000.

                               Net Portfolio Value
                             (Dollars in thousands)
         ---------------------------------------------------------------------------------
          Changes in
           Rates in               Dollar   Percentage   Net Portfolio      Change in
             Basis    Amount      Change     Change    Value As a % of    Percentage(1)
            Points                                         Assets
         ---------------------------------------------------------------------------------
             300     $18,581    $(26,642)    (58.91)%       4.25%          (55.59)%
             200      27,525     (17,698)    (39.13)        6.13           (35.95)
             100      36,322      (8,901)    (19.68)        7.89           (17.55)
               0      45,223                                9.57
            (100)     51,104       5,880      13.00        10.62            10.97
            (200)     53,981       8,758      19.37        11.07            15.67
            (300)     58,525      13,302      29.41        11.82            23.51

         (1) Based on the portfolio value of the Bank's assets in the base case scenario

As of December 31, 2000, the Company's NPV was $45.2 million or 9.57% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $27.5 million or 6.13% of the market value of assets. The change in the NPV ratio or the Company's sensitivity measure was (3.44)%.

                                     PART II

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         On January 24, 2001, the Annual Meeting of stockholders of the Company was held to elect management's nominees for director and to ratify the appointment of the Company's independent auditors. No other nominations for directors were submitted. With respect to the election of directors, the results were as follows:

                    Nominee                       For               Withheld
                    ----------------            ---------           --------
                    William K. Betts            1,969,281            127,049
                    Walter J. Lewicki           1,969,281            127,049

         With respect to the ratification of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending September 30, 2001, the results were as follows: 2,093,351 votes for and 2,979 votes against.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FIRST KEYSTONE FINANCIAL, INC.



Date:    February 14, 2001            By: /s/ Donald S. Guthrie
                                         ----------------------------------
                                      Donald S. Guthrie
                                      President and Chief Executive Officer


Date:    February 14, 2001            By: /s/ Thomas M. Kelly
                                         ----------------------------------
                                      Thomas M. Kelly
                                      Executive Vice-President
                                      and Chief Financial Officer