Form 10-Q
period 2001-03-31
FIRST KEYSTONE FINANCIAL INC
filed 2001-05-15
CIK 856751

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended March 31, 2001

                                                                      OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from .......... to ..........

                        Commission File Number: 000-25328

                         FIRST KEYSTONE FINANCIAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Pennsylvania                                    23-2576479
-----------------------------------------          ---------------------------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification Number)

            22 West State Street
            Media, Pennsylvania                          19063
-----------------------------------------          -----------------------
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

Yes  [X]     No   [ ]
    ------      -------

Number of shares of Common Stock outstanding as of May 8, 2001:  2,226,716

Transitional Small Business Disclosure Format   Yes  [ ]    No   [X]
                                                    -----       ------

--------------------------------------------------------------------------------

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                                             PAGE
                                                                                             ----
PART I FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Consolidated Statements of Financial Condition as of
                  March 31, 2001 (Unaudited) and September 30, 2000 .......................   1

                  Consolidated Statements of Income for the Three and Six
                  Months Ended March 31, 2001 and 2000 (Unaudited) ........................   2

                  Consolidated Statement of Changes in Stockholders' Equity for the Six
                  Months Ended March 31, 2001 (Unaudited) .................................   3

                  Consolidated Statements of Cash Flows for the Six
                  Months Ended March 31, 2001 (Unaudited) .................................   4

                  Notes to Consolidated Financial Statements (Unaudited) ..................   5

        Item 2.   Managements's Discussion and Analysis of Financial Condition and
                  Results of Operations. ..................................................  10

        Item 3.   Quantitative and Qualitative Disclosures About Market Risk ..............  14

PART II           OTHER INFORMATION

        Item 1.   Legal Proceedings .......................................................  15

        Item 2.   Changes in Securities and Use of Proceeds ...............................  15

        Item 3.   Defaults Upon Senior Securities .........................................  15

        Item 4.   Submission of Matters to a Vote of Security Holders .....................  15

        Item 5.   Other Information .......................................................  15

        Item 6.   Exhibits and Reports on Form 8-K ........................................  15

SIGNATURES ................................................................................  16

ITEM 1.     FINANCIAL STATEMENTS

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------
(dollars in thousands)


                                                                                    March 31     September 30
ASSETS                                                                                2001           2000
                                                                                    ---------    ------------
                                                                                   (Unaudited)
Cash and amounts due from depository institutions                                   $   3,583      $   2,891
Interest-bearing deposits with depository institutions                                 13,754         37,223
                                                                                    ---------      ---------
          Total cash and cash equivalents                                              17,337         40,114
Investment securities available for sale                                               60,830         42,215
Mortgage-related securities available for sale                                        129,246         96,257
Loans held for sale                                                                     1,483          3,099
Mortgage-related securities held to maturity - at amortized cost
       (approximate fair value of $12,230 at March 31, 2001
       and $12,580 at September 30, 2000)                                              12,240         13,056
Loans receivable - net                                                                232,439        230,686
Accrued interest receivable                                                             3,463          3,373
Real estate owned                                                                       1,411            947
Federal Home Loan Bank stock - at cost                                                  6,847          6,672
Office properties and equipment - net                                                   3,730          3,624
Deferred income taxes                                                                     204          2,319
Prepaid expenses and other assets                                                      15,363         21,101
                                                                                    ---------      ---------

TOTAL ASSETS                                                                        $ 484,593      $ 463,463
                                                                                    =========      =========

LIABILITIES, MINORITY INTEREST IN SUBSIDIARY AND STOCKHOLDERS' EQUITY

Liabilities:

     Deposits                                                                       $ 302,167      $ 272,562
     Advances from Federal Home Loan Bank                                             128,886        132,902
     Securities sold under agreements to repurchase                                                   10,000
     Accrued interest payable                                                           1,975          2,294
     Advances from borrowers for taxes and insurance                                    1,891            772
     Accounts payable and accrued expenses                                              2,086          2,164
                                                                                    ---------      ---------
            Total liabilities                                                         437,005        420,694
                                                                                    ---------      ---------

Company-obligated mandatorily redeemable preferred securities of a subsidiary
     trust holding solely junior subordinated debentures of the Company                16,200         16,200

Stockholders' Equity:

     Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
     Common stock, $.01 par value, 20,000,000 shares authorized; issued and outstanding:  2,226,716 and 2,251,716 shares at March 31, 2001
         and September 30, 2000, respectively                                              14             14
     Additional paid-in capital                                                        13,537         13,491
     Common stock acquired by stock benefit plans                                      (1,218)        (1,287)
     Treasury stock at cost:  493,284 and 468,284 shares at March 31, 2001
         and September 30, 2000, respectively                                          (5,891)        (5,622)
     Accumulated other comprehensive income (loss)                                      1,720         (2,386)
     Retained earnings - partially restricted                                          23,226         22,359
                                                                                    ---------      ---------
            Total stockholders' equity                                                 31,388         26,569
                                                                                    ---------      ---------
TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARY AND STOCKHOLDERS' EQUITY         $ 484,593      $ 463,463
                                                                                    =========      =========

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
(dollars in thousands, except per share data)

                                                     Three months ended          Six months ended
                                                          March 31                   March 31
                                                    --------------------      ----------------------
                                                     2001         2000          2001          2000
                                                    -------      -------      --------      --------
INTEREST INCOME:
     Interest on:
          Loans                                     $ 4,613      $ 4,546      $  9,305      $  8,988
          Mortgage-related securities                 2,242        2,155         4,355         4,258
          Investments                                 1,006          801         1,951         1,604
          Interest-bearing deposits                     131          118           359           239
                                                    -------      -------      --------      --------
               Total interest income                  7,992        7,620        15,970        15,089
                                                    -------      -------      --------      --------

INTEREST EXPENSE:
     Interest on:
          Deposits                                    3,252        2,761         6,447         5,444
          Federal Home Loan Bank advances             1,795        1,585         3,792         3,150
          Other borrowings                                           294             2           591
                                                    -------      -------      --------      --------
               Total interest expense                 5,047        4,640        10,241         9,185
                                                    -------      -------      --------      --------
NET INTEREST INCOME                                   2,945        2,980         5,729         5,904

PROVISION FOR LOAN LOSSES                               135          105           270           210
                                                    -------      -------      --------      --------

NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                  2,810        2,875         5,459         5,694
                                                    -------      -------      --------      --------

NON-INTEREST INCOME (LOSS):
     Service charges and other fees                     235          234           464           452
     Net gain (loss) on sale of:
          Loans                                          34           59            69           113
          Real estate owned                                            2            20            (8)
     Real estate operations                             (16)         (18)          (34)          (46)
     Other income                                       185          165           389           348
                                                    -------      -------      --------      --------
               Total non-interest income                438          442           908           859
                                                    -------      -------      --------      --------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                   1,022          896         2,032         1,768
     Occupancy and equipment expenses                   310          288           593           546
     Professional fees                                  164          218           390           442
     Federal deposit insurance premium                   13           14            27            52
     Data processing                                    100          100           201           200
     Advertising                                         82          105           168           236
     Minority interest in expense of subsidiary         393          393           786           786
     Other                                              433          356           702           716
                                                    -------      -------      --------      --------
               Total non-interest expense             2,517        2,392         4,899         4,746
                                                    -------      -------      --------      --------

INCOME BEFORE INCOME TAX EXPENSE                        731          925         1,468         1,807

INCOME TAX EXPENSE                                      116          187           243           366
                                                    -------      -------      --------      --------
NET INCOME                                          $   615      $   738      $  1,225      $  1,441
                                                    =======      =======      ========      ========

BASIC EARNINGS PER COMMON SHARE                     $  0.30      $  0.36      $   0.59      $   0.70
                                                    =======      =======      ========      ========

DILUTED EARNINGS PER COMMON SHARE                   $  0.28      $  0.35      $   0.57      $   0.67
                                                    =======      =======      ========      ========

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------
(dollars in thousands)

                                                                    Common
                                                                     stock                  Accumulated    Retained
                                                    Additional    acquired by                  other       earnings-       Total
                                            Common    paid-in    stock benefit  Treasury   comprehensive   partially   stockholders'
                                             stock    capital        plans        stock    income (loss)  restricted      equity
                                            ------  ----------   -------------  --------   -------------  ----------   -------------
BALANCE AT SEPTEMBER 30, 2000                $14     $13,491        $(1,287)    $(5,622)      $(2,386)      $22,359       $26,569
      Net income                                                                                              1,225         1,225
      Other comprehensive gain, net of tax                                                      4,106                       4,106
      ESOP stock committed to be released                                69                                                    69
      Excess of fair value above cost of
            ESOP shares committed to
             be released                                  46                                                                   46
      Purchase of treasury stock                                                   (269)                                     (269)
      Dividends - $.16 per share                                                                               (358)         (358)
                                             ---     -------        -------     -------       -------       -------       -------
BALANCE AT MARCH 31, 2001                    $14     $13,537        $(1,218)    $(5,891)      $ 1,720       $23,226       $31,388
                                             ===     =======        =======     =======       =======       =======       =======

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(dollars in thousands)

                                                                                           Six months ended
                                                                                                March 31
                                                                                         ----------------------
                                                                                           2001          2000
                                                                                         --------      --------
OPERATING ACTIVITIES:
Net income                                                                               $  1,225      $  1,441
     Adjustments to reconcile net income to net
          cash used in operating activities:
               Provision for depreciation and amortization                                    216           214
               Amortization of premiums and discounts                                         (96)          (75)
               (Gain) loss on sales of:
                     Loans                                                                    (69)         (113)
Real estate owned                                                                             (20)            8
               Provision for loan losses                                                      270           210
               Amortization of stock benefit plans                                            115           175
     Changes in assets and liabilities which provided (used) cash:
               Origination of loans held for sale                                         (13,107)      (18,906)
               Loans sold in the secondary market                                          14,723        18,045
               Accrued interest receivable                                                    (90)           31
               Prepaid expenses and other assets                                            5,738            52
               Accrued interest payable                                                      (319)          119
               Accrued expenses                                                               (78)       (1,518)
                                                                                         --------      --------
                     Net cash provided by (used in) operating activities                    8,508          (317)
                                                                                         --------      --------

INVESTING ACTIVITIES:
     Loans originated                                                                     (22,740)      (34,307)
     Purchases of:
          Investment securities available for sale                                        (15,613)         (109)
          Mortgage-related securities available for sale                                  (39,875)      (10,826)
     Purchase of FHLB stock                                                                  (175)
     Proceeds from sales of real estate owned                                                 220           188
     Principal collected on loans                                                          20,353        25,862
     Proceeds from maturities, calls, or repayments of:
          Mortgage-related securities available for sale                                   10,134         6,872
          Mortgage-related securities held to maturity                                        811           751
     Purchase of property and equipment                                                      (322)         (792)
     Net expenditures on real estate acquired through foreclosure and in development         (159)          (80)
                                                                                         --------      --------
                     Net cash used in investing activities                                (47,366)      (12,441)
                                                                                         --------      --------

FINANCING ACTIVITIES:
     Net increase in deposit accounts                                                      29,605        15,147
     Net decrease in FHLB advances and other borrowings                                   (14,016)       (3,820)
     Net increase in advances from borrowers for taxes and insurance                        1,119         1,158
     Purchase of treasury stock                                                              (269)
     Cash dividend                                                                           (358)         (315)
                                                                                         --------      --------
                     Net cash provided by financing activities                             16,081        12,170
                                                                                         --------      --------
DECREASE IN CASH AND CASH EQUIVALENTS                                                     (22,777)         (588)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           40,114        20,015
                                                                                         --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $ 17,337      $ 19,427
                                                                                         ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash payments for interest on deposits and borrowings                               $ 14,510      $  8,919
     Transfers of loans receivable into real estate owned                                     549           872
     Cash payments of income taxes                                                                          100

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the unaudited interim periods.

         The results of operations of the three and six month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2001 or any other period. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders for the year ended September 30, 2000.


2.       INVESTMENT SECURITIES

         The amortized cost and approximate fair value of investment securities are as follows:

                                                                 March 31, 2001
                                                -------------------------------------------------
                                                              Gross         Gross
                                                Amortized   Unrealized   Unrealized   Approximate
                                                   Cost       Gain          Loss      Fair Value
                                                ---------   ----------   ----------   -----------
Available for Sale:

     U.S. Treasury securities and securities
       of U.S. Government agencies:
         1 to 5 years                            $ 2,948      $  127                   $3,075
         5 to 10 years                             8,832         119       $    5       8,946
     Municipal obligations                        21,889         737            2      22,624
     Corporate bonds                               7,811         143          245       7,709
     Mutual funds                                  2,000                       10       1,990
     Asset-backed securities                       2,975                        9       2,966
     Preferred stocks                             10,500          20          438      10,082
     Other equity investments                      2,778         660                    3,438
                                                 -------      ------       ------     -------
                  Total                          $59,733      $1,806       $  709     $60,830
                                                 =======      ======       ======     =======

                                                              September 30, 2000
                                                ------------------------------------------------
                                                              Gross         Gross
                                                Amortized   Unrealized   Unrealized  Approximate
                                                  Cost         Gain         Loss     Fair Value
                                                ---------   ----------   ----------  -----------
Available for Sale:

     U.S. Treasury securities and securities
       of U.S. Government agencies:
         1 to 5 years                            $ 2,936       $ 34                     $2,970
         5 to 10 years                             6,997                  $  252         6,745
     Municipal obligations                        18,930         11          788        18,153
     Corporate bonds                               4,910                     314         4,596
     Mutual funds                                  2,000                      30         1,970
     Preferred stocks                              5,528                     796         4,732
     Other equity investments                      2,778        384          113         3,049
                                                 -------       ----       ------       -------
                 Total                           $44,079       $429       $2,293       $42,215
                                                 =======       ====       ======       =======

3.       MORTGAGE-RELATED SECURITIES

         Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                                 March 31, 2001
                                               ----------------------------------------------------
                                                              Gross         Gross
                                               Amortized    Unrealized    Unrealized    Approximate
                                                 Cost          Gain          Loss       Fair Value
                                               ---------    ----------    ----------    -----------
Available for Sale:

     FHLMC pass-through certificates           $ 12,562       $  277       $     2       $ 12,837
     FNMA pass-through certificates              23,895          353                       24,248
     GNMA pass-through certificates              45,543          448            32         45,959
     Collateralized mortgage obligations         45,737          513            48         46,202
                                               --------       ------       -------       --------
           Total                               $127,737       $1,591       $    82       $129,246
                                               ========       ======       =======       ========

Held to Maturity:

     FHLMC pass-through certificates           $  2,472       $   38       $    10       $  2,500
     FNMA pass-through certificates               5,284           19            83          5,220
     Collateralized mortgage obligations          4,484           28             2          4,510
                                               --------       ------       -------       --------
           Total                               $ 12,240       $   85       $    95       $ 12,230
                                               ========       ======       =======       ========

                                                              September 30, 2000
                                               ------------------------------------------------
                                                              Gross       Gross
                                               Amortized   Unrealized  Unrealized   Approximate
                                                 Cost         Gain        Loss      Fair Value
                                               ---------   ----------  ----------   -----------
Available for Sale:

     FHLMC  pass-through certificates          $ 5,759       $ 20       $    8       $ 5,771
     FNMA pass-through certificates             23,934         18          407        23,545
     GNMA pass-through certificates             39,007         70          655        38,422
     Collateralized mortgage obligations        29,308         72          861        28,519
                                               -------       ----       ------       -------
           Total                               $98,008       $180       $1,931       $96,257
                                               =======       ====       ======       =======

Held to Maturity:

     FHLMC  pass-through certificates          $ 2,898       $  6       $   74       $ 2,830
     FNMA pass-through certificates              5,674                     204         5,470
     Collateralized mortgage obligations         4,484                     204         4,280
                                               -------       ----       ------       -------
           Total                               $13,056       $  6       $  482       $12,580
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

5.       LOANS RECEIVABLE

                                                        March 31        September 30
                                                          2001              2000
                                                        ---------       ------------
Real estate loans:
      Single-family                                     $ 158,241        $ 160,143
      Construction and land                                17,813           17,905
      Multi-family and commercial                          39,320           37,870
      Home equity and lines of credit                      23,005           22,597
Consumer loans                                              1,410            1,343
Commercial loans                                            5,907            4,475
                                                        ---------        ---------
      Total loans                                         245,696          244,333
Loans in process                                           (9,942)         (10,330)
Allowance for loan losses                                  (2,151)          (2,019)
Deferred loan fees                                         (1,164)          (1,298)
                                                        ---------        ---------
Loans receivable - net                                  $ 232,439        $ 230,686
                                                        =========        =========

         The following is an analysis of the allowance for loan losses:

                                      Six Months Ended
                                          March 31
                                   ----------------------
                                    2001           2000
                                   -------        -------
Balance beginning of period        $ 2,019        $ 1,928
Provisions charged to income           270            210
Charge-offs                           (139)          (189)
Recovery                                 1
                                   -------        -------
         Total                     $ 2,151        $ 1,949
                                   =======        =======

         At March 31, 2001 and September 30, 2000, non-performing loans (which consist of loans in excess of 90 days delinquent) amounted to approximately $1,831 and $2,515, respectively.

6.       DEPOSITS

         Deposits consist of the following major classifications:

                                           March 31                  September 30
                                             2001                        2000
                                    ---------------------       ---------------------
                                    Amount        Percent        Amount       Percent
                                    --------      -------       --------      -------
Non-interest bearing accounts       $  6,701         2.2%       $  6,764         2.5%
NOW accounts                          46,934        15.5          38,898        14.3
Passbook accounts                     37,469        12.4          37,861        13.9
Money market demand accounts          31,471        10.4          23,583         8.6
Certificate accounts                 179,592        59.5         165,456        60.7
                                    --------       -----        --------       -----
Total                               $302,167       100.0%       $272,562       100.0%
                                    ========       =====        ========       =====

7.       COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires disclosure of amounts from transactions and other events which are currently excluded from the statement of operations and are recorded directly to stockholders' equity. These transactions and other events represent foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Only the last of these items, however, is currently applicable to the Company.

         For the three and six months ended March 31, 2001 and 2000, the Company's comprehensive income was as follows:

                                            Three Months Ended           Six Months Ended
                                                 March 31                    March 31
                                           --------------------        --------------------
                                            2001         2000           2001         2000
                                           ------       -------        ------       -------
Net income                                 $  615       $   738        $1,225       $ 1,441
Net change in unrealized gain (loss) in
available for sale securities               1,892        (2,374)        4,106        (1,768)
                                           ------       -------        ------       -------
Total comprehensive income (loss)          $2,507       $(1,636)       $5,331       $  (327)
                                           ======       =======        ======       =======

8.       EARNINGS PER SHARE

         Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. All dilutive shares consist of options which the exercise price of the options is lower than the market price for the dates presented.

         The calculated basic and diluted earnings per share ("EPS") is as follows:

                                     For the Three Months Ended         For the Six Months Ended
                                               March 31,                        March 31,
                                     ---------------------------       ---------------------------
                                        2001             2000             2001             2000
                                     ----------       ----------       ----------       ----------
Numerator                            $      615       $      738       $    1,225       $    1,441
Denominators:
   Basic shares outstanding           2,080,246        2,054,313        2,084,155        2,059,531
   Effect of dilutive securities         78,473           39,143           72,890           80,715
                                     ----------       ----------       ----------       ----------
   Diluted shares outstanding         2,158,719        2,093,456        2,157,045        2,140,246
                                     ==========       ==========       ==========       ==========

EPS:
   Basic                             $     0.30       $     0.36       $     0.59       $     0.70
   Diluted                           $     0.28       $     0.35       $     0.57       $     0.67

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND SEPTEMBER 30, 2000

Total assets of the Company increased $21.1 million or 4.6% from $463.5 million at September 30, 2000 to $484.6 million at March 31, 2001. The growth was due mainly to increases in investment and mortgage-related securities available for sale of $51.6 million and loans receivable of $1.8 million partially offset by a decrease in cash and cash equivalents of $22.8 million and a decrease in other assets of $5.7 million. The increase in the investment and mortgage-related securities available for sale portfolios and the decrease in other assets reflected the reinvestment of proceeds from the portfolio restructuring which occurred in the fourth quarter of fiscal 2000 combined with the general growth in the portfolio. The asset growth was primarily funded by increased deposits and by the reinvestment of cash and cash equivalents into mortgage-related and investment securities.

Deposits increased $29.6 million or 10.9% from $272.6 million at September 30, 2000 to $302.2 million at March 31, 2001. The increase resulted from increases of $15.5 million or 14.4% in core deposits (which consist of passbook, money market, NOW and non-interest bearing accounts) and of $14.1 million or 8.5% in certificates of deposit. The increase in core deposits reflects the continued emphasis on corporate deposit relationships.

Stockholders' equity increased $4.8 million primarily due to an increase in the market valuation, net of taxes, of securities available for sale, and to a lesser extent, net income partially offset by the repurchase of shares of common stock and dividends paid.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000

Net Income.

Net income was $615,000 for the three months ended March 31, 2001 as compared to $738,000 for the same period in 2000 while net income for the six months period ended March 31, 2001 was $1.2 million as compared to $1.4 million for the same period in 2000. The $123,000 or 16.7% decrease in net income for the three months ended March 31, 2001 was due to a $65,000 decrease in net interest income after provision for loan losses combined with a $125,000 increase in non-interest expense partially offset by a $71,000 decrease in income tax expense. The $216,000 or 15.0% decrease in net income for the six months ended March 31, 2001 compared to the same period in 2000 was primarily due to $235,000 decrease in net interest income after provision for loan losses combined with a $153,000 increase in non-interest expense, partially offset by a $123,000 decrease in income tax expense and $49,000 increase in other income.

Net Interest Income.

Net interest income decreased $35,000 or 1.2% to $2.9 million and $175,000 to $5.7 million for the three and six months ended March 31, 2001, respectively. Such decreases were primarily due to $407,000 or 8.8% and $1.1 million or 11.5% increases in interest expense for the three and six months ended March 31, 2001, respectively, which were partially offset by $372,000 or 4.9% and $881,000 or 5.8% increases in interest income during such periods. The average balance of interest-earning assets increased $26.8 million and $19.9 million for the three and six months ended March 31, 2001, respectively, as compared to the same periods in 2000. Calculated on a fully taxable equivalent basis, the weighted average yield earned on interest-earning assets for the three months ended March 31, 2001 decreased 11 basis points to 7.32% compared to the 2000 period. However, with respect to the six month period ended March 31, 2001, the weighted average yield on a fully taxable basis increased by seven basis points to 7.43% as compared to the same period in 2000. In addition, net interest income was affected by an increase in the average balance of interest-bearing liabilities of $18.0 million and $14.7 million for the three and six months ended March 31, 2001, respectively, as compared to the same period in 2000. For the three months ended March 31, 2001, the weighted average rate paid on such liabilities increased 19 basis points to 4.85% from 4.66% for the same period in the prior fiscal year and increased 35 basis points to 4.98% for the six months ended March 31, 2001 as compared to 4.63% for the six months ended March 31, 2000. The greater increase in rates paid on interest-bearing liabilities was due to the fact that the Company's liabilities adjusted at a faster pace than its interest-earning assets in the rising rate environment experienced in the past fiscal year. The interest rate spread and net interest margin amounted to 2.46% and 2.75% for the three months ended March 31, 2001 as compared to 2.77% and 2.97% for the same period in 2000. The interest rate spread and net interest margin were 2.45% and 2.73%, respectively, for the six months ended March 31, 2001 as compared to 2.73% and 2.94% for the same periods in 2000.

Provision for Loan Losses.

Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company's primary market area, and other factors related to the collectibility of the Company's loan and loans held for sale portfolios. For the three months ended March 31, 2001, the provision for loan losses amounted to $135,000 as compared to $105,000 for the same period in 2000. For the six months ended March 31, 2001 and 2000, the provision for loan losses was $270,000 and $210,000, respectively. At March 31, 2001, non-performing assets totaled $3.2 million or .67% of total assets. The Company's coverage ratio, which is the ratio of the allowance for loan losses to non-performing assets, was 66.3% and 58.3% at March 31, 2001 and September 30, 2000, respectively.

Management will continue to review its loan portfolio to determine the extent, if any, to which additional loss provisions may be deemed necessary. There can be no assurance that the allowance for loan losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

Non-interest Income.

Non-interest income decreased $4,000 or .9% to $438,000 and increased $49,000 or 5.7% to $908,000 for the three and six months ended March 31, 2001, respectively, as compared to the same periods in 2000. The slight decrease for the three months ended March 31, 2001 was primarily due to a decrease in net gain on sale of loans partially offset by an increase in other income. The increase during the six months ended March 31, 2001 was primarily a result of decreases in the amount of losses incurred from real estate operations and increases in other income offset by a decrease in the net gain on sales of loans.

Non-interest Expense.

Non-interest expenses increased $125,000 or 5.2% during the three months ended March 31, 2001 as compared to the same period in 2000. Increases of $126,000 and $77,000 were incurred in compensation and employee benefits and other expenses, respectively, partially offset by reductions of $54,000 and $23,000 in professional fees and advertising. For the six months ended March 31, 2001, operating expenses increased $153,000 or 3.2% due to increases of $264,000 and $47,000 in compensation and employee benefits and occupancy and equipment expenses offset by decreases of $68,000, $52,000, and $25,000 in advertising, professional fees, and federal insurance premiums, respectively. The increase in salary and employee benefits reflected normal salary increases and personnel costs associated with branch expansion.

Income Tax Expense.

Income tax expense decreased $71,000 to $116,000 for the three months ended March 31, 2001 compared to March 31, 2000, while decreasing $123,000 to $243,000 for the six months ended March 31, 2001. The decreases were a result of lower earnings as well as increases in tax-exempt assets.

Liquidity and Capital Resources.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At March 31, 2001, the Company had short-term borrowings outstanding of $12.9 million, all of which consisted of advances from the Federal Home Loan Bank of Pittsburgh.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments At March 31, 2001, the total approved loan commitments outstanding amounted to $10.8 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $10.4 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2001 totaled $132.4 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

First Keystone Federal Savings Bank (the "Bank"), the Company's wholly owned subsidiary, was previously required by the Office of Thrift Supervision ("OTS") to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 4% of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand from withdrawals and repayments of short-term borrowings. In March 2001, the OTS amended its regulations to remove such requirement. However, insured institutions are still required to maintain sufficient levels of liquidity for safety and soundness purposes. The Bank's average monthly liquidity ratio for March 2001 was 40.3%.

As of March 31, 2001, the Bank had regulatory capital in excess of applicable limits. The Bank is required under certain federal regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital equal to at least 8.0% of its total risk-weighted assets. At March 31, 2001, the Bank had tangible and core capital equal to 8.2% of adjusted total assets and total capital equal to 18.6% of risk-weighted assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


For a discussion of the Company's asset and liability management policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

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

The interest rate risk analysis used by the OTS include an "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure". The "Post-Shock" NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low "Post-Shock" NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The "Sensitivity Measure" is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following table sets forth the Bank's NPV as of December 31, 2000.

                              Net Portfolio Value

    Changes in
     Rates in                       Dollar     Percentage    Net Portfolio Value      Change in
   Basis Points        Amount       Change       Change       As a % of Assets      Percentage (1)
--------------------------------------------------------------------------------------------------
                                       (dollars in thousands)
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

         (1) Based on the portfolio value of the Bank's assets in the base case scenario

As of September 30, 2000, the Company's NPV was $46.2 million or 9.94% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $29.1 million or 6.58% of the market value of assets. The change in the NPV ratio or the Company's sensitivity measure was (3.36)%.

Based upon the Company's knowledge as of the date hereof, the Company does not believe that there has been any material change in the Company's asset and liability position or the market value of the Company's portfolio equity since December 31, 2000.

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



                                         FIRST KEYSTONE FINANCIAL, INC.


Date:  May 14, 2001                      By: /s/ Donald S. Guthrie
                                             ----------------------------------
                                         Donald S. Guthrie
                                         President and Chief Executive Officer


Date:  May 14, 2001                      By: /s/ Thomas M. Kelly
                                            -----------------------------------
                                         Thomas M. Kelly
                                         Executive Vice-President and Chief
                                         Financial Officer