Form 10-Q
period 2001-06-30
FIRST KEYSTONE FINANCIAL INC
filed 2001-08-14
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from .......... to ..........

                        Commission File Number: 000-25328

                         FIRST KEYSTONE FINANCIAL, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

             Pennsylvania                                  23-0469351
-----------------------------------------             ----------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                     Identification Number)

        22 West State Street
         Media, Pennsylvania                                   19063
---------------------------------------                     ----------
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

Yes   X      No
    ------      -------

Number of shares of Common Stock outstanding as of August 10, 2001:  2,033,707

Transitional Small Business Disclosure Format        Yes          No    X
                                                         ------      -------

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                                                         PAGE
PART I          FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Unaudited Consolidated Statements of Financial Condition as of

                June 30, 2001 and September 30, 2000 ............................................         1

                Unaudited Consolidated Statements of Income for the Three and Nine
                Months Ended June 30, 2001 and 2000..............................................         2

                Unaudited Consolidated Statement of Changes in Stockholders' Equity for the Nine
                Months Ended June 30, 2001.......................................................         3

                Unaudited Consolidated Statement of Cash Flows for the Nine
                Months Ended June 30, 2001.......................................................         4

                Notes to Consolidated Financial Statements.......................................         5

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations............................................................        10

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................        14

PART II         OTHER INFORMATION

     Item 1.    Legal Proceedings...............................................................         15

     Item 2.    Changes in Securities and Use of Proceeds.......................................         15

     Item 3.    Defaults Upon Senior Securities.................................................         15

     Item 4.    Submission of Matters to a Vote of Security Holders............................          15

     Item 5.    Other Information...............................................................         15

     Item 6.    Exhibits and Reports on Form 8-K................................................         15

SIGNATURES......................................................................................         16

ITEM 1.     FINANCIAL STATEMENTS



FIRST KEYSTONE FINANCIAL, INC.
------------------------------

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------
(dollars in thousands)

                                                                                     June 30      September 30
ASSETS                                                                                 2001            2000
------                                                                              ---------     ------------

Cash and amounts due from depository institutions                                   $   4,136       $   2,891
Interest-bearing deposits with depository institutions                                 20,637          37,223
                                                                                    ---------       ---------
        Total cash and cash equivalents                                                24,773          40,114
Investment securities available for sale                                               59,802          42,215
Mortgage-related securities available for sale                                        117,854          96,257
Loans held for sale                                                                       100           3,099
Mortgage-related securities held to maturity - at amortized cost
      (approximate fair value of $11,780 at June 30, 2001
       and $12,580 at September 30, 2000)                                              11,820          13,056
Loans receivable - net                                                                243,407         230,686
Accrued interest receivable                                                             3,186           3,373
Real estate owned                                                                       1,031             947
Federal Home Loan Bank stock - at cost                                                  6,917           6,672
Office properties and equipment - net                                                   3,707           3,624
Deferred income taxes                                                                     366           2,319
Prepaid expenses and other assets                                                      16,985          21,101
                                                                                    ---------       ---------

TOTAL ASSETS                                                                        $ 489,948       $ 463,463
                                                                                    =========       =========

LIABILITIES, MINORITY INTEREST IN SUBSIDIARY AND STOCKHOLDERS' EQUITY

Liabilities:

    Deposits                                                                        $ 313,642       $ 272,562
    Advances from Federal Home Loan Bank                                              123,928         132,902
    Securities sold under agreements to repurchase                                                     10,000
    Accrued interest payable                                                            2,018           2,294
    Advances from borrowers for taxes and insurance                                     2,921             772
    Accounts payable and accrued expenses                                               2,481           2,164
                                                                                    ---------       ---------
         Total liabilities                                                            444,990         420,694
                                                                                    ---------       ---------

Company-obligated mandatorily redeemable preferred securities of a subsidiary
    trust holding solely junior subordinated debentures of the Company                 16,200          16,200

Stockholders' Equity:

    Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
    Common stock, $.01 par value, 20,000,000 shares authorized; issued and outstanding:  2,033,707 and 2,251,716 shares at June 30, 2001
       and September 30, 2000, respectively                                                14              14
    Additional paid-in capital                                                         13,502          13,491
    Common stock acquired by stock benefit plans                                       (1,183)         (1,287)
    Treasury stock at cost: 686,293 and 468,284 shares at June 30, 2001
       and September 30, 2000, respectively                                            (8,583)         (5,622)
    Accumulated other comprehensive income (loss)                                       1,294          (2,386)
    Retained earnings - partially restricted                                           23,714          22,359
                                                                                    ---------       ---------
         Total stockholders' equity                                                    28,758          26,569
                                                                                    ---------       ---------
TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARY AND STOCKHOLDERS' EQUITY         $ 489,948       $ 463,463
                                                                                    =========       =========

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES
-----------------------------------------------

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(dollars in thousands, except per share data)

                                                                   Three months ended           Nine months ended
                                                                        June 30                       June 30
                                                               -----------------------       -----------------------
                                                                 2001           2000           2001           2000
                                                               --------       --------       --------       --------
INTEREST INCOME:
    Interest on:
        Loans                                                  $  4,679       $  4,795       $ 13,984       $ 13,783
        Mortgage-related securities                               2,267          2,199          6,622          6,457
        Investments                                               1,011            862          2,962          2,467
        Interest-bearing deposits                                    86            161            445            400
                                                               --------       --------       --------       --------
           Total interest income                                  8,043          8,017         24,013         23,107
                                                               --------       --------       --------       --------

INTEREST EXPENSE:
    Interest on:
        Deposits                                                  3,314          2,896          9,761          8,340
        Federal Home Loan Bank advances                           1,774          1,764          5,566          4,914
        Other borrowings                                                           294              2            886
                                                               --------       --------       --------       --------
           Total interest expense                                 5,088          4,954         15,329         14,140
                                                               --------       --------       --------       --------

NET INTEREST INCOME                                               2,955          3,063          8,684          8,967

PROVISION FOR LOAN LOSSES                                           135            105            405            315
                                                               --------       --------       --------       --------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                               2,820          2,958          8,279          8,652
                                                               --------       --------       --------       --------

NON-INTEREST INCOME (LOSS):
    Service charges and other fees                                  248            246            712            698
    Net gain on sale of:
        Loans                                                        34             58            103            171
        Mortgage-related and investment securities                   63                            63
        Real estate owned                                                           25             20             16
    Real estate operations                                          (13)           (27)           (47)           (72)
    Other income                                                    197            474            586            823
                                                               --------       --------       --------       --------
           Total non-interest income                                529            776          1,437          1,636
                                                               --------       --------       --------       --------

NON-INTEREST EXPENSE:
    Salaries and employee benefits                                1,015          1,033          3,047          2,801
    Occupancy and equipment expenses                                297            287            890            832
    Professional fees                                               191            221            580            664
    Federal deposit insurance premium                                13             14             41             66
    Data processing                                                 100            100            301            301
    Advertising                                                      99            105            267            341
    Minority interest in expense of subsidiary                      393            393          1,179          1,179
    Other                                                           451            461          1,153          1,177
                                                               --------       --------       --------       --------
           Total non-interest expense                             2,559          2,614          7,458          7,361
                                                               --------       --------       --------       --------

INCOME BEFORE INCOME TAX EXPENSE                                    790          1,120          2,258          2,927

INCOME TAX EXPENSE                                                  129            261            372            627
                                                               --------       --------       --------       --------
NET INCOME                                                     $    661       $    859       $  1,886       $  2,300
                                                               ========       ========       ========       ========

BASIC EARNINGS PER COMMON SHARE                                $   0.33       $   0.42       $   0.91       $   1.11
                                                               ========       ========       ========       ========

DILUTED EARNINGS PER COMMON SHARE                              $   0.31       $   0.41       $   0.88       $   1.07
                                                               ========       ========       ========       ========

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES
-----------------------------------------------

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
(dollars in thousands)

                                                                                Common
                                                                                 stock                     Accumulated
                                                               Additional      acquired by                    other
                                                   Common        paid-in      stock benefit    Treasury    comprehensive
                                                    stock        capital          plans         stock      income (loss)
                                                  --------    ------------    --------------   --------   --------------
BALANCE AT OCTOBER 1, 2000                        $     14       $ 13,491       $ (1,287)      $ (5,622)      $ (2,386)
     Net income
     Other comprehensive income, net of tax                                                                      3,680
     ESOP stock committed to be released                                             104
     Excess of fair value above cost of ESOP
         shares committed to be released                               77
     Exercise of stock options                                        (66)                           84
     Purchase of treasury stock                                                                  (3,045)
     Dividends - $.24 per share
                                                  --------       --------       --------       --------       --------
BALANCE AT JUNE 30, 2001                          $     14       $ 13,502       $ (1,183)      $ (8,583)      $  1,294
                                                  ========       ========       ========       ========       ========

                                                    Retained
                                                    earnings-       Total
                                                    partially   stockholders'
                                                    restricted      equity
                                                    ----------  ------------
BALANCE AT OCTOBER 1, 2000                           $ 22,359      $ 26,569
     Net income                                         1,886         1,886
     Other comprehensive income, net of tax                           3,680
     ESOP stock committed to be released                                104
     Excess of fair value above cost of ESOP
         shares committed to be released                                 77
     Exercise of stock options                                           18
     Purchase of treasury stock                                      (3,045)
     Dividends - $.24 per share                          (531)         (531)
                                                     --------      --------
BALANCE AT JUNE 30, 2001                             $ 23,714      $ 28,758
                                                     ========      ========


See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
------------------------------

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(dollars in thousands)

                                                                                            Nine months ended
                                                                                                  June 30
                                                                                         -----------------------
                                                                                            2001           2000
                                                                                            ----           ----
OPERATING ACTIVITIES:
Net income                                                                               $  1,886       $  2,300
    Adjustments to reconcile net income to net
        cash provided by operating activities:
           Provision for depreciation and amortization                                        328            323
           Amortization of premiums and discounts                                             (65)          (169)
           Gain on sales of:
                Loans                                                                        (103)          (171)
                Investment securities available for sale                                      (25)
                Mortgage-related securities available for sale                                (38)
                Real estate owned                                                             (20)           (16)
           Provision for loan losses                                                          405            315
           Amortization of stock benefit plans                                                199            262
           Distribution of policy value in demutualization                                                  (278)
    Changes in assets and liabilities which provided (used) cash:
           Origination of loans held for sale                                             (19,329)       (30,088)
           Loans sold in the secondary market                                              22,328         28,765
           Accrued interest receivable                                                        187            135
           Prepaid expenses and other assets                                                4,116             62
           Accrued interest payable                                                          (276)           544
           Accounts payable and accrued expenses                                              317           (700)
                                                                                         --------       --------
                Net cash provided by operating activities                                   9,910          1,284
                                                                                         --------       --------

INVESTING ACTIVITIES:
    Loans originated                                                                      (46,060)       (50,048)
    Purchases of:
        Investment securities available for sale                                          (15,613)        (3,033)
        Mortgage-related securities available for sale                                    (48,879)       (10,826)
    Purchase of FHLB stock                                                                   (245)
    Proceeds from sales of real estate owned                                                  578            361
    Proceeds from sales of:
        Investment securities available for sale                                            1,025
        Mortgage-related securities available for sale                                      6,926
    Principal collected on loans                                                           32,696         42,487
    Proceeds from maturities, calls, or repayments of:
        Mortgage-related securities available for sale                                     22,984         10,487
        Mortgage-related securities held to maturity                                        1,228          1,094
    Purchase of property and equipment                                                       (411)          (938)
    Net expenditures on real estate acquired through foreclosure and in development          (159)          (128)
                                                                                         --------       --------
                Net cash used in investing activities                                     (45,930)       (10,544)
                                                                                         --------       --------

FINANCING ACTIVITIES:
    Net increase in deposit accounts                                                       41,080         15,138
    Net decrease in FHLB advances and other borrowings                                    (18,974)        (2,777)
    Net increase in advances from borrowers for taxes and insurance                         2,149          2,133
    Purchase of treasury stock                                                             (3,045)
    Cash dividends                                                                           (531)          (473)
                                                                                         --------       --------
                Net cash provided by financing activities                                  20,679         14,021
                                                                                         --------       --------
DECREASE IN CASH AND CASH EQUIVALENTS                                                     (15,341)         4,761
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           40,114         20,015
                                                                                         --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $ 24,773       $ 24,776
                                                                                         ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash payments for interest on deposits and borrowings                                $ 19,641       $ 13,596
    Transfers of loans receivable into real estate owned                                      589          1,121
    Cash payments of income taxes                                                             125            275

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
------------------------------

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the unaudited interim periods.

         The results of operations of the three and nine month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2001. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders for the year ended September 30, 2000.

2.       INVESTMENT SECURITIES

         The amortized cost and approximate fair value of investment securities are as follows:

                                                                     June 30, 2001
                                                 -------------------------------------------------
                                                                Gross       Gross
                                                 Amortized   Unrealized   Unrealized   Approximate
                                                   Cost         Gain         Loss      Fair Value
                                                   ----         ----         ----      ----------
Available for Sale:

    U.S. Treasury securities and securities
       of U.S. Government agencies:
          1 to 5 years                           $ 2,954      $   118                   $ 3,072
          5 to 10 years                            8,837          104      $    22        8,919
    Municipal obligations                         21,890          563           59       22,394
    Corporate bonds                                7,815          145          197        7,763
    Mutual funds                                   2,000                        12        1,988
    Asset-backed securities                        2,980                        11        2,969
    Preferred stocks                               9,474           15          293        9,196
    Other equity investments                       2,778          723                     3,501
                                                 -------      -------      -------      -------
            Total                                $58,728      $ 1,668      $   594      $59,802
                                                 =======      =======      =======      =======

                                                               September 30, 2000
                                                --------------------------------------------------
                                                                Gross        Gross
                                                Amortized    Unrealized   Unrealized   Approximate
                                                   Cost         Gain         Loss      Fair Value
                                                   ----         ----         ----       -------
Available for Sale:

    U.S. Treasury securities and securities
       of U.S. Government agencies:
          1 to 5 years                           $ 2,936      $    34                   $ 2,970
          5 to 10 years                            6,997                   $   252        6,745
    Municipal obligations                         18,930           11          788       18,153
    Corporate bonds                                4,910                       314        4,596
    Mutual funds                                   2,000                        30        1,970
    Preferred stocks                               5,528                       796        4,732
    Other equity investments                       2,778          384          113        3,049
                                                 -------      -------      -------      -------
            Total                                $44,079      $   429      $ 2,293      $42,215
                                                 =======      =======      =======      =======


3.       MORTGAGE-RELATED SECURITIES

         Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                                  June 30, 2001
                                             -----------------------------------------------------
                                                             Gross        Gross
                                             Amortized    Unrealized    Unrealized     Approximate
                                               Cost          Gain          Loss        Fair Value
                                               ----          ----          ----        --------
Available for Sale:

    FHLMC pass-through certificates          $ 11,624      $    199      $     30      $ 11,793
    FNMA pass-through certificates             15,938           141            18        16,061
    GNMA pass-through certificates             45,108           355           155        45,308
    Collateralized mortgage obligations        44,241           494            43        44,692
                                             --------      --------      --------      --------
        Total                                $116,911      $  1,189      $    246      $117,854
                                             ========      ========      ========      ========


Held to Maturity:

    FHLMC pass-through certificates          $  2,308      $     44      $     22      $  2,330
    FNMA pass-through certificates              5,028            27            55         5,000
    Collateralized mortgage obligations         4,484             2            36         4,450
                                             --------      --------      --------      --------
        Total                                $ 11,820      $     73      $    113      $ 11,780
                                             ========      ========      ========      ========

                                                              September 30, 2000
                                            --------------------------------------------------
                                                            Gross        Gross
                                            Amortized    Unrealized    Unrealized  Approximate
                                               Cost         Gain         Loss      Fair Value
                                               ----         ----         ----      ----------
Available for Sale:

    FHLMC  pass-through certificates         $ 5,759      $    20      $     8      $ 5,771
    FNMA pass-through certificates            23,934           18          407       23,545
    GNMA pass-through certificates            39,007           70          655       38,422
    Collateralized mortgage obligations       29,308           72          861       28,519
                                             -------      -------      -------      -------
        Total                                $98,008      $   180      $ 1,931      $96,257
                                             =======      =======      =======      =======

Held to Maturity:

    FHLMC  pass-through certificates         $ 2,898      $     6      $    74      $ 2,830
    FNMA pass-through certificates             5,674                       204        5,470
    Collateralized mortgage obligations        4,484                       204        4,280
                                             -------      -------      -------      -------
        Total                                $13,056      $     6      $   482      $12,580
                                             =======      =======      =======      =======



         The collateralized mortgage obligations contain both fixed and adjustable classes of bonds which are repaid in accordance with a predetermined priority. The underlying collateral of the bonds primarily consists of loans which are insured or guaranteed by FHLMC, FNMA or GNMA.

         The mortgage-related securities designated as available for sale, by definition, can be sold in response to changes in interest rates and cash flows or for restructuring purposes.

5.       LOANS RECEIVABLE

         Loans receivable consist of the following:

                                            June 30       September 30
                                             2001            2000
                                             ----            ----
Real estate loans:
     Single-family                        $ 160,985       $ 160,143
     Construction and land                   22,932          17,905
     Multi-family and commercial             42,218          37,870
     Home equity and lines of credit         24,357          22,597
Consumer loans                                1,369           1,343
Commercial business loans                     7,718           4,475
                                          ---------       ---------
     Total loans                            259,579         244,333
Loans in process                            (12,852)        (10,330)
Allowance for loan losses                    (2,212)         (2,019)
Deferred loan fees                           (1,108)         (1,298)
                                          ---------       ---------
Loans receivable - net                    $ 243,407       $ 230,686
                                          =========       =========

         The following is an analysis of the allowance for loan losses:

                                   Nine Months Ended
                                        June 30
                                 ---------------------
                                   2001          2000
                                   ----          ----
Balance beginning of period      $ 2,019       $ 1,928
Provision charged to income          405           315
Charge-offs                         (366)         (316)
Recoveries                           154
                                 -------       -------
       Total                     $ 2,212       $ 1,927
                                 =======       =======

         At June 30, 2001 and September 30, 2000, non-performing loans (which consist of loans in excess of 90 days delinquent) amounted to approximately $1,948 and $2,515, respectively.

6.       DEPOSITS

         Deposits consist of the following major classifications:

                                          June 30                September 30
                                            2001                      2000
                                   ---------------------     ---------------------
                                     Amount      Percent      Amount       Percent
                                     ------      -------      ------       -------
Non-interest-bearing accounts      $  6,131          2.0%    $  6,764          2.5%
NOW accounts                         48,932         15.6       38,898         14.3
Passbook accounts                    38,423         12.2       37,861         13.9
Money market demand accounts         36,123         11.5       23,583          8.6
Certificate accounts                184,033         58.7      165,456         60.7
                                   --------      -----       --------      -----
Total                              $313,642        100.0%    $272,562        100.0%
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

         For the three and nine months ended June 30, 2001 and 2000, the Company's comprehensive income was as follows:

                                               Three Months Ended          Nine Months Ended
                                                    June 30                     June 30
                                             ---------------------      --------------------
                                              2001           2000         2001         2000
                                             -------       -------      -------      -------
Net income                                   $   661       $   859      $ 1,886      $ 2,300
Net change in unrealized gain (loss) in
     available for sale securities              (426)          458        3,680       (1,309)
                                             -------       -------      -------      -------
Total comprehensive income                   $   235       $ 1,317      $ 5,566      $   991
                                             =======       =======      =======      =======

8.      EARNINGS PER SHARE

        Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. All dilutive securities consist of options the exercise prices which are lower than the market price for the dates presented.

        The calculated basic and diluted earnings per share ("EPS") is as follows:

                                   For the Three Months Ended      For the Nine Months Ended
                                             June 30                         June 30
                                   --------------------------      -------------------------
                                     2001             2000             2001           2000
                                     ----             ----             ----           ----
Numerator                          $      661      $      859      $    1,886      $    2,300
Denominators:
   Basic shares outstanding         2,025,074       2,064,807       2,064,461       2,064,769
   Effect of dilutive shares           95,483          51,730          67,421          80,234
                                   ----------      ----------      ----------      ----------
   Diluted shares outstanding       2,120,557       2,116,537       2,131,882       2,145,003
                                   ==========      ==========      ==========      ==========
Shares outstanding


EPS:

   Basic                           $     0.33      $     0.42      $     0.91      $     1.11
   Diluted                         $     0.31      $     0.41      $     0.88      $     1.07


9.    NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and to all business combinations initiated before such date which are completed after June 30, 2001 (that is, the date of the acquisitions July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 (unless early adopted) to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company can elect to adopt the provisions of SFAS 142 for the fiscal year beginning October 1, 2001. The Company is currently evaluating the provisions of SFAS 142 and has not determined whether to early adopt such provisions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q includes certain "forward- looking statements" based on current management expectations. The Company's actual results could differ materially, as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, from management's expectations. Such forward-looking statements include statements regarding management's current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Company's control. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, availability and cost of energy resources and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees.

The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND SEPTEMBER 30, 2000

Total assets of the Company increased $26.5 million or 5.7% from $463.5 million at September 30, 2000 to $489.9 million at June 30, 2001. The growth was due mainly to increases in investment and mortgage-related securities available for sale of $39.2 million and loans receivable (including loans held for sale) of $9.7 million partially offset by a decrease in cash and cash equivalents of $15.3 million and prepaid expenses and other assets of $4.1 million. The increase in the investment and mortgage-related securities available for sale portfolios and the decrease in prepaid expenses and other assets reflected the continuing deployment of the proceeds resulting from the portfolio restructuring which occurred during the fourth quarter of fiscal 2000 combined with the general growth in these portfolios. The asset growth was primarily funded by increased deposits and by the reinvestment of cash and cash equivalents into investment and mortgage-related securities.

Deposits increased $41.1 million or 15.1% from $272.6 million at September 30, 2000 to $313.6 million at June 30, 2001. The increase resulted from increases of $22.5 million or 21.0% in core deposits (which consist of passbook, money market, NOW and non-interest-bearing accounts) and of $18.6 million or 11.2% in certificates of deposit. The increase in core deposits reflects the Company's continued emphasis on developing and expanding retail and business deposit relationships.

Stockholders' equity increased $2.2 million primarily due to an increase in the market valuation, net of taxes, of securities available for sale, and to a lesser extent, net income offset in part by the repurchase of shares of common stock pursuant to the Company's on-going stock repurchase programs and quarterly dividends paid.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000

Net Income.

Net income was $661,000 for the three months ended June 30, 2001 as compared to $859,000 for the same period in 2000 while net income for the nine months period ended June 30, 2001 was $1.9 million as compared to $2.3 million for the same period in 2000. The $198,000 or 23.1% decrease in net income for the three months ended June 30, 2001 was due to a $138,000 decrease in net interest income after provision for loan losses and $247,000 decrease in non-interest income partially offset by a $55,000 decrease in non-interest expense combined with a $132,000 decrease in income tax expense. The $414,000 or 18.0% decrease in net income for the nine months ended June 30, 2001 compared to the same period in 2000 was primarily due to $373,000 decrease in net interest income after provision for loan losses, a $199,000 decrease in non-interest income and a $97,000 increase in non-interest expense, partially offset by a $255,000 decrease in income tax expense.

Net Interest Income.

Net interest income decreased $108,000 or 3.5% to $3.0 million and $283,000 or 3.2% to $8.7 million for the three and nine months ended June 30, 2001, respectively. Such decreases were primarily due to $134,000 or 2.7% and $1.2 million or 8.4% increases in interest expense for the three and nine months ended June 30, 2001, respectively, which were partially offset by $26,000 or 0.3% and $906,000 or 3.9% increases in interest income during such periods. The average balance of interest-earning assets increased $27.2 million and $22.3 million for the three and nine months ended June 30, 2001, respectively, as compared to the same periods in 2000. Calculated on a fully taxable equivalent basis, the weighted average yield earned on interest-earning assets for the three and nine months ended June 30, 2001 decreased 43 basis points to 7.15% and 10 basis points to 7.44%, respectively, compared to the 2000 periods. In addition, net interest income was affected by an increase in the average balance of interest-bearing liabilities of $19.5 million and $16.3 million for the three and nine months ended June 30, 2001, respectively, as compared to the same periods in 2000. For the three months ended June 30, 2001, the weighted average rate paid on such liabilities decreased nine basis points to 4.75% from 4.84% for the same period in the prior fiscal year and increased 20 basis points to 4.90% for the nine months ended June 30, 2001 as compared to 4.70% for the nine months ended June 30, 2000. The greater decline in yields earned on interest-earning assets in the third quarter of fiscal 2001 as compared to the same period in fiscal 2000 was due to the fact that the Company's assets adjusted at a faster pace than its interest-bearing liabilities in the declining interest rate environment experienced during most of fiscal 2001. The interest rate spread and net interest margin amounted to 2.41% and 2.69% for the three months ended June 30, 2001 as compared to 2.74% and 2.96% for the same period in 2000. The interest rate spread and net interest margin were 2.44% and 2.71%, respectively, for the nine months ended June 30, 2001 as compared to 2.73% and 2.95% for the same periods in 2000.

Provision for Loan Losses.

Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company's primary market area, and other factors related to the collectibility of the Company's loan and loans held for sale portfolios. For the three months ended June 30, 2001, the provision for loan losses amounted to $135,000 as compared to $105,000 for the same period in 2000. For the nine months ended June 30, 2001 and 2000, the provision for loan losses was $405,000 and $315,000, respectively. At June 30, 2001, non-performing assets totaled $3.0 million or 0.61% of total assets as compared to $3.5 million or 0.75% of total assets at September 30, 2000. The decline in non-performing assets was primarily due to a decrease of $567,000 in non-performing loans reflecting the Company's continuing efforts to facilitate the disposition of non-performing assets. The Company's coverage ratio, which is the ratio of the allowance for loan losses to non-performing assets, was 74.3% and 58.3% at June 30, 2001 and September 30, 2000, respectively.

Management will continue to review its loan portfolio to determine the extent, if any, to which additional loss provisions may be deemed necessary. There can be no assurance that the allowance for loan losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

Non-interest Income.

Non-interest income decreased $247,000 or 31.8% to $529,000 and $199,000 or 12.2% to $1.4 million for the three and nine months ended June 30, 2001, respectively, as compared to the same periods in 2000. The decrease for the three and nine months ended June 30, 2001 was primarily due to a decrease in other income relating to an insurance company that demutualized and made a one-time distribution of its common stock to its policyholders (including the Company) during the third quarter of fiscal 2000. Excluding such income, non-interest income for the three and nine months ended June 30, 2000 would have been $498,000 and $1.4 million, respectively. In addition, the decrease during the nine months ended June 30, 2001 was also due to a $68,000 decrease in the gain on sale of loans which was partially offset by the gain on sale of mortgage-related and investment securities, a reduced level of losses incurred from real estate operations and increased service charges and other fees.

Non-interest Expense.

Non-interest expenses decreased $55,000 or 2.1% during the three months ended June 30, 2001 as compared to the same period in 2000. Decreases of $30,000 and $18,000 were experienced in professional fees and compensation and employee benefits, respectively, partially offset by an increase of $10,000 in occupancy and equipment expenses. For the nine months ended June 30, 2001, operating expenses increased $97,000 or 1.3% due to increases of $246,000 and $58,000 in compensation and employee benefits and occupancy and equipment expenses, respectively, offset by decreases of $84,000, $74,000, $25,000 and $24,000 in professional fees, advertising, federal insurance premiums, and other expenses, respectively.

Income Tax Expense.

Income tax expense decreased $132,000 to $129,000 for the three months ended June 30, 2001 compared to June 30, 2000, while decreasing $255,000 to $372,000 for the nine months ended June 30, 2001. The decreases were a result of lower earnings as well as the increased proportion of the Company's income derived from tax-exempt assets.

Liquidity and Capital Resources.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At June 30, 2001, the Company had short-term borrowings outstanding of $7.9 million, all of which consisted of advances from the Federal Home Loan Bank of Pittsburgh.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various loan products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments At June 30, 2001, the total approved loan commitments outstanding amounted to $8.1 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $13.2 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2001 totaled $152.6 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

First Keystone Federal Savings Bank (the "Bank"), the Company's wholly owned subsidiary, was previously required by the Office of Thrift Supervision ("OTS") to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 4% of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand from withdrawals and repayments of short-term borrowings. In June 2001, the OTS amended its regulations to remove such requirement. However, insured institutions are still required to maintain sufficient levels of liquidity for safety and soundness purposes. The Bank's average monthly liquidity ratio for June 2001 was 43.7%.

As of June 30, 2001, the Bank had regulatory capital in excess of applicable limits. The Bank is required under certain federal regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital equal to at least 8.0% of its total risk-weighted assets. At June 30, 2001, the Bank had tangible and core capital equal to 7.9% of adjusted total assets and total capital equal to 17.4% of risk-weighted assets.

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

The interest rate risk analysis used by the OTS include an "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure". The "Post-Shock" NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low "Post-Shock" NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The "Sensitivity Measure" is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following table sets forth the Bank's NPV as of June 30, 2001.

                                    Net Portfolio Value


  Changes in                                             Net Portfolio
   Rates in                   Dollar         Percentage  Value As a % of     Change in
 Basis Points    Amount       Change           Change       Assets          Percentage (1)
------------------------------------------------------------------------------------------
                                    (dollars in thousands)
     300       $ 25,334      $(26,570)        (51.19)%       5.45%          (47.24)%
     200         34,598       (17,306)        (33.34)        7.26           (29.72)
     100         43,627        (8,277)        (15.95)        8.91           (13.75)
       0         51,904                                     10.33
    (100)        54,569         2,665          15.13        10.68             3.39
    (200)        52,754         1,815           3.50        10.21             1.16
    (300)        49,138        (2,766)         (5.33)        9.40            (9.00)

(1) Based on the portfolio value of the Bank's assets in the base case scenario

As of June 30, 2001, the Company's NPV was $51.9 million or 10.33% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $34.6 million or 7.26% of the market value of assets. The change in the NPV ratio or the Company's sensitivity measure was (3.07)%.

As of September 30, 2000, the Company's NPV was $46.2 million or 9.94% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $29.1 million or 6.58% of the market value of assets. The change in the NPV ratio or the Company's sensitivity measure was (3.36)%.

                                     PART II

Item 1.    Legal Proceedings
           -----------------

           Not applicable

Item 2.    Changes in Securities and Use of Proceeds
           -----------------------------------------

           Not applicable

Item 3.    Defaults Upon Senior Securities
           -------------------------------

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           None

Item 5.    Other Information
           -----------------

           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST KEYSTONE FINANCIAL, INC.

Date:    August 13, 2001            By: /s/ Donald S. Guthrie
                                       -----------------------------------------
                                    Donald S. Guthrie
                                    President and Chief Executive Officer

Date:    August 13, 2001            By: /s/ Thomas M. Kelly
                                       -----------------------------------------
                                    Thomas M. Kelly
                                    Executive Vice-President and Chief
                                    Financial Officer