Form 10-K
period 2001-09-30
FIRST KEYSTONE FINANCIAL INC
filed 2001-12-31
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-25328

                         FIRST KEYSTONE FINANCIAL, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

               Pennsylvania                                 23-0469351
    ---------------------------------                 ----------------------
      (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                 Identification Number)

              22 West State Street
              Media, Pennsylvania                              19063
    ---------------------------------------           ----------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          --------

As of December 21, 2001 the aggregate value of the 1,668,912 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 368,603 shares held by all directors and officers of the Registrant as a group, was approximately $23.2 million. This figure is based on the closing price of $13.81 per share of the Registrant's Common stock on December 21, 2001.

Number of shares of Common Stock outstanding as of December 21, 2001: 2,037,515

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 2001 are incorporated into Parts II and III.

(2) Portions of the definitive proxy statement for the 2002 Annual Meeting of Stockholders are incorporated into Part III.

PART I.

Item 1.  BUSINESS

GENERAL

         First Keystone Financial, Inc. (the "Company") is a Pennsylvania corporation and sole shareholder of First Keystone Federal Savings Bank, a federally chartered stock savings bank (the "Bank") which, converted to the stock form of organization in January 1995. The only significant assets of the Company are the capital stock of the Bank, the Company's loans to its employee stock ownership plan, and various equity and other investments. See Note 18 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for the fiscal year ended September 30, 2001 set forth as Exhibit 13 hereto ("Annual Report"). The business of the Company primarily consists of the business of the Bank.

         The Bank is a traditional, community oriented bank emphasizing customer service and convenience. The Bank's primary business is to attract deposits from the general public and invest those funds together with other available sources of funds, primarily borrowings, to originate loans. A substantial portion of the Bank's deposits are comprised of core deposits consisting of passbook, money market ("MMDA"), NOW and non-interest-bearing accounts. Core deposits amounted to $129.4 million or 41.5% of the Bank's total deposits at September 30, 2001. The Bank's primary lending emphasis is the origination of loans secured by first and second liens on single-family (one-to-four units) residences located in Delaware and Chester Counties, Pennsylvania and to a lesser degree, Montgomery County, Pennsylvania and New Castle County, Delaware. The Bank originates residential first mortgage loans with either fixed and/or adjustable rates. Adjustable rate loans are retained for the Bank's portfolio while fixed-rate loans may be sold in the secondary market depending on the Bank's asset/liability strategy, cash flow needs and current market conditions. The Bank also originates for portfolio, due to their generally shorter terms, adjustable or variable interest rates and generally higher yields, loans secured by commercial and multi-family residential real estate properties as well as residential and commercial construction loans secured by properties located in the Bank's market area. The level of the Bank's originations of commercial, construction and multi-family residential loans has remained strong as a direct result of the Bank's continued emphasis on developing business loan products. Multi-family residential and commercial real estate loans amounted to $43.5 million or 16.2% of the total loan portfolio at September 30, 2001 as compared to $37.9 million or 15.5% at September 30, 2000. In addition, the Bank originates for sale in the secondary market, servicing released, non-conforming loans in excess of Fannie Mae ("FNMA") and Freddie Mac ("FHLMC") limits. The Bank has on occasions purchased loan participation interests in both residential and commercial loans depending on market conditions and portfolio needs.

         To a lesser extent, the Bank also originates consumer loans (consisting almost entirely of home equity loans and lines of credit) and other mortgage loans.

         In addition to its deposit gathering and lending activities, the Bank invests in mortgage-related securities, which are issued or guaranteed by U.S. Government agencies and government sponsored or private enterprises, as well as U.S. Treasury and federal government agency obligations, corporate bonds and municipal obligations. At September 30, 2001, the Bank's mortgage-related securities (including mortgage-related securities available for sale) amounted to $129.1 million, or 26.4% of the Company's total assets, and investment securities available for sale amounted to $62.6 million, or 12.8% of total assets.

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

         Delaware County has experienced slower population growth than the Philadelphia PMSA, although the growth rates in the outlying areas of Delaware County have exceeded that of the Philadelphia PMSA. Since 1990, there has been minimal population growth in Delaware County and it is expected to decrease slightly over the next 20 years. Chester County, on the other hand, has grown over 15% since 1990 and expected to increase further in the next decade.

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

                                                                        September 30,
                                ---------------------------------------------------------------------------------------------------
                                      2001                2000                 1999                  1998                1997
                                      ----                ----                 ----                  ----                ----
                                Amount       %      Amount       %       Amount       %       Amount       %       Amount       %
                                ------    ------    ------    ------     ------    ------     ------    ------     ------    ------
                                                                    (Dollars in thousands)
Real estate loans:
  Single-family                $160,289    59.81%  $160,143    65.54%   $166,802    69.82%   $148,088    71.34%   $135,168    68.53%
  Multi-family and commercial    43,472    16.22     37,870    15.50      31,188    13.05      20,563     9.91      18,305     9.28
  Construction and land          29,117    10.86     17,905     7.33      18,426     7.71      15,858     7.64      16,400     8.31
                               --------   ------   --------   ------    --------   ------    --------   ------    --------   ------
    Total real estate loans     232,878    86.89    215,918    88.37     216,416    90.58     184,509    88.89     169,873    86.12
                               --------   ------   --------   ------    --------   ------    --------   ------    --------   ------

Consumer:
  Home equity loans and
    lines of credit              25,847     9.65     22,597     9.25      18,624     7.80      19,609     9.45      22,964    11.64
  Deposit                           232      .09        251      .10         243      .10         181      .09         348      .18
  Education                                             285      .12         365      .15         449      .21         365      .19
  Other(1)                          893      .33        807      .33       1,080      .45       1,429      .69       1,690      .86
                               --------   ------   --------   ------    --------   ------    --------   ------    --------   ------
    Total consumer loans         26,972    10.07     23,940     9.80      20,312     8.50      21,668    10.44      25,367    12.87
                               --------   ------   --------   ------    --------   ------    --------   ------    --------   ------
Commercial business loans         8,158     3.04      4,475     1.83       2,190      .92       1,390      .67       2,000     1.01
                               --------   ------   --------   ------    --------   ------    --------   ------    --------   ------
    Total loans receivable(2)   268,008   100.00%   244,333   100.00%    238,918   100.00%    207,567   100.00%    197,240   100.00%
                               --------   ======   --------   ======    --------   ======    --------   ======    --------   ======

Less:
  Loans in process
    (construction and land)      17,016              10,330                9,005                5,781                5,670
  Deferred loan origination
    fees and discounts            1,147               1,298                1,610                1,705                1,653
  Allowance for loan losses       2,181               2,019                1,928                1,738                1,628
                               --------            --------             --------             --------             --------
                                 20,344              13,647               12,543                9,224                8,951
                               --------            --------             --------             --------             --------
    Total loans receivable,
      net                      $247,664            $230,686             $226,375             $198,343             $188,289
                               ========            ========             ========             ========             ========

----------

(1)      Consists primarily of credit card loans.

(2) Does not include $225,000, $3.1 million, $1.8 million, $2.8 million, and $4.6 million of loans held for sale at September 30, 2001, 2000, 1999, 1998 and 1997, respectively.

         Contractual Principal Repayments. The following table sets forth the scheduled contractual maturities of the Bank's loans held to maturity at September 30, 2001. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank's loan portfolio held to maturity.

                                                              Real Estate Loans
                                          ----------------------------------------------------
                                                          Multi-family                             Consumer and
                                                              and        Construction               Commercial
                                          Single-family    Commercial      and Land      Total     Business Loans     Total
                                          -------------    ----------      --------      -----     --------------     -----
                                                                        (Dollars in thousands)
Amounts due in:
  One year or less                          $  5,923         $   993        $29,117     $ 36,033      $11,509        $ 47,542
  After one year through three years          12,243          14,696                      26,939        5,189          32,128
  After three years through five years        14,725           7,525                      22,250        4,304          26,554
  After five years through ten years          35,513           9,818                      45,331        9,613          54,944
  After ten years through fifteen years       32,395           5,120                      37,515        3,640          41,155
  Over fifteen years                          59,490           5,320                      64,810          875          65,685
                                            --------         -------        -------     --------     --------        --------
      Total(1)                              $160,289         $43,472        $29,117     $232,878      $35,130        $268,008
                                            ========         =======        =======     ========     ========        ========

Interest rate terms on amounts due
  after one year:
  Fixed                                                                                 $122,431      $19,061        $141,492
  Adjustable                                                                              74,414        4,560          78,974
                                                                                        --------      -------        --------
      Total(1)                                                                          $196,845      $23,621        $220,466
                                                                                        ========      =======        ========


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

                                                                          Year Ended September 30,
                                                               ---------------------------------------------
                                                                 2001              2000               1999
                                                                              (In thousands)
Gross loans at beginning of period(1)                          $ 247,532         $ 240,710         $ 210,366
                                                               ---------         ---------         ---------
Loan originations for investment:
  Real estate:
    Residential                                                   25,889            20,002            49,970
    Commercial and multi-family                                   11,265            10,704            16,070
    Construction                                                  18,503            15,470            22,313
                                                               ---------         ---------         ---------
      Total real estate loans originated for investment           55,657            46,176            88,353
   Consumer                                                       11,650            10,045             7,309
   Commercial business                                            12,102             4,443             3,594
                                                               ---------         ---------         ---------
      Total loans originated for investment                       80,533            61,017           101,217
Participations purchased(2)                                        1,124               353             1,961
Loans originated for resale                                       20,685            39,531            46,199
                                                               ---------         ---------         ---------
      Total originations                                         101,218           100,548           147,416
                                                               ---------         ---------         ---------
Deduct:
  Principal loan repayments and prepayments                      (56,086)          (54,325)          (68,549)
  Transferred to real estate owned                                  (872)           (1,177)           (1,317)
  Loans sold in secondary market                                 (23,559)          (38,224)          (47,206)
                                                               ---------         ---------         ---------
      Subtotal                                                   (80,517)           93,726           117,072
                                                               ---------         ---------         ---------
Net increase  in loans(1)                                         20,701             6,822            30,344
                                                               ---------         ---------         ---------
Gross loans at end of period(1)                                $ 268,233         $ 247,532         $ 240,710
                                                               =========         =========         =========


----------

(1) Includes loans held for sale of $225,000, $3.1 million, and $1.8 million at September 30, 2001, 2000 and 1999, respectively.

(2)      Consist of commercial real estate loans.

         The lending activities of the Bank are subject to written underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Applications for all types of loans may be taken at all of the Bank's branch offices by the branch manager or other designated loan officers. Applications for single-family residential mortgage loans for portfolio retention also are obtained through loan originators who are employees of the Bank. The Bank's loan originators will take loan applications outside of the Bank's offices at the customer's convenience and are compensated on a commission basis. The Mortgage Lending Department supervises the process of obtaining credit reports, appraisals and other documentation involved with a loan. In most cases, the Bank requires that a property appraisal be obtained in connection with all new first mortgage loans. Generally, appraisals are not required on home equity loans because alternative means of valuation are used (i.e. tax assessments). Property appraisals generally are performed by an independent appraiser from a list approved by the Bank's Board of Directors. The Bank requires that title insurance (other than with respect to home equity loans) and hazard insurance be maintained on all security properties and that flood insurance be maintained if the property is within a designated flood plain.

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

         Applications for single-family residential mortgage loans which are originated for resale in the secondary market or loans designated for portfolio retention that conform to the requirements for resale into the secondary market and do not exceed FNMA/FHLMC limits are approved by the Bank's Chief Lending Officer or in his absence, by the Vice President of Mortgage Lending or the Loan Committee (a committee comprised of four directors and the Bank's Chief Lending Officer). All other mortgage loans (commercial and multi-family residential real estate and construction loans) and residential mortgage loans in excess of FNMA/FHLMC maximum amounts (currently $300,700) but less than $1.0 million must be approved by the Loan Committee. All mortgage loans in excess of $1.0 million must be approved by the Bank's Board of Directors or the Executive Committee thereof. All mortgage loans which do not require approval by the Board of Directors are submitted to the Board at its next meeting for review and ratification. Home equity loans and lines of credit up to $100,000 can be approved by the Chief Lending Officer, the Vice President of Construction Loans or the Vice President of Mortgage Lending. Loans in excess of such amount must be approved by the Loan Committee.

         Single-Family Residential Loans. Substantially all of the Bank's single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration or partially guaranteed by the Department of Veterans Affairs. The vast majority of the Bank's single-family residential mortgage loans are secured by properties located in Pennsylvania, primarily in Delaware and Chester Counties, and are originated under terms and documentation which permit their sale to the FHLMC or FNMA. The Bank, consistent with its asset/liability management strategies, sells some of its newly originated longer term fixed-rate residential mortgage loans and to a limited degree, existing longer term fixed-rate residential mortgage loans while retaining adjustable-rate mortgage loans and shorter term fixed-rate residential mortgage loans. See "-Mortgage-Banking Activities."

         The single-family residential mortgage loans offered by the Bank currently consist of fixed-rate loans, including bi-weekly, balloon and adjustable-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank's fixed-rate loans are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as FHLMC and FNMA, and other purchasers in the secondary mortgage market. The Bank also offers bi-weekly loans under the terms of which the borrower makes payments every two weeks. Although such loans have a 30 year amortization schedule, due to the bi-weekly payment schedule, such loans repay substantially more rapidly than a standard monthly amortizing 30-year fixed-rate loan. The Bank also offers five and seven year balloon loans which provide that the borrower can conditionally renew the loan at the fifth or seventh year at a then to-be-determined rate for the remaining 25 or 23 years, respectively, of the amortization period. At September 30, 2001, $125.0 million, or 78.0%, of the Bank's single-family residential mortgage loans held in portfolio were fixed-rate loans, including $25.3 million of bi-weekly fixed-rate residential mortgage loans.

         The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three or five years in accordance with a designated index, such as U.S. Treasury obligations, adjusted to a constant maturity ("CMT"), plus a stipulated margin. The Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a cap and floor of 6% on any such increase or decrease over the life of the loan. In order to increase the originations of adjustable-rate loans, the Bank recently has been originating loans which bear a fixed interest rate for a period of three to five years after which they convert to one-year adjustable-rate loans. The Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization. Although the Bank does offer adjustable-rate loans with initial rates below the fully indexed rate, such loans are underwritten using methods approved by FHLMC and FNMA which require borrowers to be qualified at 2% above the discounted loan rate under certain conditions. At September 30, 2001, $35.3 million, or 22.0%, of the Bank's single-family residential mortgage loans held for portfolio were adjustable-rate loans.

         Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because in the event interest rates increase, the loan payment by the borrower also increases to the extent permitted by the terms of the loan, thereby increasing the potential for default. In addition, adjustable rate loans tend to prepay and convert to fixed rates when the overall interest rate environment is low. Moreover, as with fixed-rate loans, as interest rates increase, the marketability of the underlying collateral property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

         For conventional residential mortgage loans held in portfolio and also for those loans originated for sale in the secondary market, the Bank's maximum loan-to-value ("LTV") ratio is 97%, and is based on the lesser of sales price or appraised value. On most loans with a LTV ratio of over 80%, private mortgage insurance is required to be obtained.

         Commercial and Multi-Family Residential Real Estate Loans. The Bank has moderately increased its investment in commercial and multi-family residential lending. Such loans are being made primarily to small- and medium-sized businesses located in the Bank's primary market area, a portion of the market that the Bank believes has been underserved in recent years. Loans secured by commercial and multi-family residential real estate amounted to $43.5 million, or 16.2%, of the Bank's total loan portfolio, at September 30, 2001. The Bank's commercial and multi-family residential real estate loans are secured primarily by professional office buildings, small retail establishments, warehouses and apartment buildings (with 36 units or less) located in the Bank's primary market area.

         The Bank's adjustable-rate multi-family residential and commercial real estate loans generally are either three or five-year adjustable-rate loans indexed to the CMT plus a margin. In addition, depending on collateral value and strength of the borrower, fixed-rate balloon loans and longer term fixed-rate loans may be originated. Generally, fees of 1% to 3% of the principal loan balance are charged to the borrower upon closing. Although terms for multi-family residential and commercial real estate loans may vary, the Bank's underwriting standards generally provide for terms of up to 25 years with amortization of principal over the term of the loan and LTV ratios of not more than 75%. Generally, the Bank obtains personal guarantees of the principals of the borrower as additional security for any commercial real estate and multi-family residential loans and requires that the borrower have at least a 25% equity investment in any such property.

         The Bank evaluates various aspects of commercial and multi-family residential real estate loan transactions in an effort to mitigate risk to the extent possible. In underwriting these loans, consideration is given to the stability of the property's cash flow history, future operating projections, current and projected occupancy, position in the market, location and physical condition. In recent periods, the Bank has generally imposed a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 110%. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower and guarantor, if applicable. An appraisal report is prepared by a state-licensed and certified appraiser (generally an appraiser who is qualified as a Member of the Appraisal Institute ("MAI")) commissioned by the Bank to substantiate property values for every commercial real estate and multi-family loan transaction. All appraisal reports are reviewed by the commercial loan underwriter prior to the closing of the loan.

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

         To a lesser extent, the Bank provides financing for construction to permanent commercial loan properties. Commercial construction loans have a maximum term of 24 months during the construction period with interest based upon the prime rate published in the Wall Street Journal ("Prime Rate") plus a margin and have LTV ratios of 80% or less of the appraised value upon completion. The loans convert to permanent commercial term loans upon completion of construction. With respect to construction loans to individuals, such loans have a maximum term of 12 months, have variable rates of interest based upon the Prime Rate plus a margin and have LTV ratios of 80% or less of the appraised value of the property upon completion and generally do not require the amortization of principal during the term. Upon completion of construction, the borrower is required to refinance the loan although the Bank may be the lender of the permanent loan secured by the property.

         The Bank also provides construction loans and lines of credit to developers. The majority of construction loans consist of loans to selected local developers with whom the Bank is familiar and who build single-family dwellings on a pre-sold or, to a significantly lesser extent, on a speculative basis. The Bank generally limits to two the number of unsold units that a developer may have under construction in a project. Such loans generally have terms of 24 to 36 months or less, have maximum LTV ratios of 75% of the appraised value of the property upon completion and generally do not require the amortization of the principal during the term. The loans are made with variable rates of interest based on the Prime Rate plus a margin adjusted on a monthly basis. The Bank also receives origination fees that generally range from .5% to 3.0% of the loan commitment. The borrower is required to fund a portion of the project's costs, the exact amount being determined on a case-by-case basis. Loan proceeds are disbursed by percentage of completion of the cost of the project after inspections indicate that such disbursements are for costs already incurred and which have added to the value of the project. Only interest payments are due during the construction phase and the Bank may provide the borrower with an interest reserve from which it can pay the stated interest due thereon. The Bank's construction loans include a small number of loans to developers to acquire the land, develop the site and construct the residential units ("ADC loans").

         At September 30, 2001, residential construction loans totaled $21.0 million, or 7.8%, of the total loan portfolio, primarily consisting of construction loans to developers. At September 30, 2001, commercial construction loans totaled $1.6 million, or .60%, of the total loan portfolio.

         The Bank also originates ground or land loans to individuals to purchase a property on which he intends to build his primary residence, as well as to developers to purchase lots to build speculative homes at a later date. Such loans have terms of 36 months or less with a maximum LTV ratio of 75% of the lower of appraised value or sale price. The loans are made with variable rates based on the Prime Rate plus a margin. The Bank also receives origination fees, which generally range between 1.0% and 3.0% of the loan amount. At September 30, 2001, land loans (including loans to acquire and develop land) totaled $6.5 million, or 2.4%, of the total loan portfolio.

         Loans to developers include both secured and unsecured lines of credit (which are classified as a commercial loans) with outstanding commitments totaling $1.7 million. All have personal guaranties of the principals and are cross- collateralized with existing loans. At September 30, 2001, loans outstanding under builder lines of credit totaled $1.4 million, or .52%, of the total loan portfolio, of which $683,800 were unsecured and given only to the Bank's most creditworthy long standing customers.

         Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property by a MAI appraiser approved by the Board of Directors. In addition, during the term of the construction loan, the project is inspected by an independent inspector.

         Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project, when completed, having a value which is insufficient to assure full repayment. Loans on lots may run the risk of adverse zoning changes as well as environmental or other restrictions on future use.

         Consumer Lending Activities. The Bank offers consumer loans in order to provide a full range of retail financial services to its customers. At September 30, 2001, $27.0 million, or 10.1 %, of the Bank's total loan portfolio was comprised of consumer loans. The Bank originates substantially all of such loans in its primary market area.

         The largest component of the Bank's consumer loan portfolio consists of home equity loans and home equity lines of credit, both of which are secured by the underlying equity in the borrower's primary residence or, occasionally, other types of real estate. Home equity loans are amortizing loans with fixed interest rates and maximum terms of 15 years while equity lines of credit have adjustable interest rates indexed to the Prime Rate. Generally home equity loans or home equity lines of credit do not exceed $100,000. The Bank's home equity loans and lines of credit generally require combined LTV ratios of 80% or less. Loans with higher LTV ratios are available but with higher interest rates and stricter credit standards. At September 30, 2001, home equity loans and lines of credit amounted to $25.8 million, or 9.7%, of the Bank's total loan portfolio.

         At September 30, 2001, the remaining portion of the Bank's consumer loan portfolio was comprised of credit card, deposit and other consumer loans. Credit cards, deposit loans and other consumer loans totaled $1.1 million, or
 .4%, of the Bank's total loan portfolio at September 30, 2001. The Bank's credit card program is primarily offered to only the Bank's most creditworthy customers. At September 30, 2001, these loans totaled $618,000, or .2%, of the total loan portfolio.

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

         Commercial Business Loans. The Bank grants commercial business loans directly to business enterprises that are located in its market area. The majority of such loans are for less than $1.0 million. The Bank actively targets and markets to small- and medium-sized businesses. Applications for commercial business loans are obtained from existing commercial customers, branch and customer referrals, direct inquiry and those that are obtained by our commercial lending officers. As of September 30, 2001, commercial business loans amounted to $8.2 million, or 3.0%, of the Bank's total loan portfolio.

         The commercial business loans consist of a limited number of commercial lines of credit secured by real estate, securities, some working capital financings secured by accounts receivable and inventory and, to a limited extent, unsecured lines of credit. Commercial business loans originated by the Bank ordinarily have terms of five years or less and fixed rates or adjustable rates tied to the Prime Rate plus a margin.

         Although commercial business loans generally are considered to involve greater credit risk than other certain types of loans, management intends to offer commercial business loans to small- and medium-sized businesses in an effort to better serve our community's needs, obtain core noninterest-bearing deposits and increase the Bank's interest rate spread.

         Mortgage-Banking Activities. Due to customer preference for fixed-rate loans, the Bank has continued to originate fixed-rate loans. Long-term (generally 30 years) fixed-rate loans not taken into portfolio for asset/liability purposes are sold into the secondary market. In addition, the Bank has developed for sale in the secondary market non-conforming loans (loans not conforming to FHLMC/FNMA underwriting guidelines). The Bank's net gain on sales of mortgage loans amounted to $122,000, $206,000, and $325,000 during the fiscal years ended September 30, 2001, 2000 and 1999, respectively. Profits from sales of loans held for sale have declined due to declining profitability on subprime lending and the Bank's decision in fiscal 2001 to exit the subprime line of business. The Bank had $225,000 and $3.1 million of mortgage loans held for sale at September 30, 2001 and 2000, respectively.

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

         Loan Origination Fees and Servicing. Borrowers are generally charged an origination fee, which is a percentage of the principal balance of the loan. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," the various fees received by the Bank in connection with the origination of loans are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. However, when such loans are sold, the remaining unamortized fees (which is all or substantially all of such fees due to the relatively short period during which such loans are held) are recognized as income on the sale of loans held for sale.

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

                                                                  September 30,
                                                      -------------------------------------
                                                       2001           2000           1999
                                                       ----           ----           ----
                                                                 (In thousands)
Loans originated by the Bank and serviced for:
  FNMA                                                $ 1,726        $ 2,140        $ 2,752
  FHLMC                                                64,195         67,858         74,031
  Others                                                  380            392            403
                                                      -------        -------        -------
    Total loans serviced for others                   $66,301        $70,390        $77,186
                                                      =======        =======        =======


         The Bank receives fees for servicing mortgage loans, which generally amount to 0.25% per annum on the declining principal balance of mortgage loans. Such fees serve to compensate the Bank for the costs of performing the servicing function. Other sources of loan servicing revenues include late charges. For fiscal years ended September 30, 2001, 2000 and 1999, the Bank earned gross fees of $148,000, $150,000 and $205,000, respectively, from loan servicing. The Bank retains a portion of funds received from borrowers on the loans it services for others in payment of its servicing fees received on loans serviced for others.

         Loans-to-One Borrower Limitations. Regulations impose limitations on the aggregate amount of loans that a savings institution could make to any one borrower, including related entities. Under such regulations, the permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 2001, the Bank's five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $3.7 million to $5.4 million. The Bank's loans-to-one borrower limit was $5.9 million at such date.

ASSET QUALITY

         General. As a part of the Bank's efforts to improve its asset quality, it has developed and implemented an asset classification system. All of the Bank's assets are subject to review under the classification system, but particular emphasis is placed on the review of multi-family residential and commercial real estate loans, construction loans and commercial business loans. All assets of the Bank are periodically reviewed and the classification recommendations submitted to the Asset Classification Committee at least monthly. The Asset Classification Committee is composed of the President and Chief Executive Officer, the Chief Financial Officer, the Vice President of Loan Administration, the Internal Auditor and the Vice President of Construction Lending. All assets are placed into one of the four following categories: Pass, Substandard, Doubtful and Loss. The criteria used to review and establish each asset's classification are substantially identical to the asset classification system used by the Office of Thrift Supervision (the "OTS") in connection with the examination process. As of September 30, 2001, the Bank did not have any assets which it had classified as doubtful or loss. See "- Non-Performing Assets" and "- Other Classified Assets" for a discussion of certain of the Bank's assets which have been classified as substandard and regulatory classification standards generally.

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

         Under accounting principles generally accepted in the United States of America ("GAAP"), the Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider under current market conditions. Debt restructuring or loan modifications for a borrower do not necessarily always constitute troubled debt restructuring, however, and troubled debt restructuring does not necessarily result in non-accrual loans.

         Delinquent Loans. The following table sets forth information concerning delinquent loans at the dates indicated, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                    September 30, 2001                            September 30, 2000
                       -------------------------------------------    -------------------------------------------
                            30-59 Days              60-89 Days            30-59 Days              60-89 Days
                       --------------------    -------------------    -------------------     -------------------
                                   Percent                Percent                 Percent                 Percent
                                     of                      of                     of                      of
                                    Loan                    Loan                   Loan                    Loan
                       Amount     Category     Amount     Category     Amount    Category     Amount     Category
                       ------     --------     ------     --------     ------    --------     ------     --------
                                                        (Dollars in thousands)
Real estate loans:
  Single-family
    residential         $526        .33%        $ 80        .05%        $752        .46%        $148        .09%
  Construction
Consumer loans           204        .76           46        .17           13        .05           24        .10
Commercial
  business loans
                        ----                    ----                    ----                    ----
Total                   $730        .27%        $126        .05%        $765        .31%        $172        .07%
                        ====        ===         ====        ===         ====        ===         ====        ===

         Non-Performing Assets. The following table sets forth the amounts and categories of the Bank's non-performing assets and troubled debt restructurings at the dates indicated.

                                                              September 30,
                                        --------------------------------------------------------
                                        2001         2000         1999         1998         1997
                                        ----         ----         ----         ----         ----
                                                        (Dollars in thousands)
Non-performing loans:

  Single-family residential            $1,924       $2,109       $2,312       $2,341       $1,661
  Commercial and multi-
    family(1)                              33                       289          323           22
  Construction(2)                                                   556          895          275
  Consumer                                314           48           16           43           14
  Commercial business                                    3            6           83          100
                                       ------       ------       ------       ------       ------
     Total non-performing loans         2,271        2,160        3,179        3,685        2,072
                                       ------       ------       ------       ------       ------

Accruing loans more than
   90 days delinquent                      31          355            1           19            5
                                       ------       ------       ------       ------       ------
     Total non-performing loans         2,302        2,515        3,180        3,704        2,077
                                       ------       ------       ------       ------       ------

Real estate owned                         887          947          297        1,663        1,672
                                       ------       ------       ------       ------       ------
     Total non-performing assets       $3,189       $3,462       $3,477       $5,367       $3,749
                                       ======       ======       ======       ======       ======

Troubled debt restructurings(3)        $            $            $   24       $   46       $  384
                                       ======       ======       ======       ======       ======

Total non-performing loans and
  troubled debt restructurings
  as a percentage of gross loans
  receivable(4)                           .92%        1.07%        1.39%        1.85%        1.29%
                                       ======       ======       ======       ======       ======

Total non-performing assets
  as a percentage of total assets         .65%         .75%         .77%        1.29%        1.00%
                                       ======       ======       ======       ======       ======

Total non-performing assets and
  troubled debt restructurings as
  percentage of total assets              .65%         .75%         .78%        1.30%        1.11%
                                       ======       ======       ======       ======       ======


----------

(1) Consists of two loans at September 30, 1999, 1998 and 1996 and one loan at September 30, 2001 and 1997.

(2) Consists of three loans made to two borrowers at September 30, 1999, six loans made to three borrowers at September 30, 1998 and two loans at September 30, 1997.

(3) Consists of lease financing receivables at September 30, 1999, 1998 and 1997 from the Bennett Funding Group of Syracuse, New York ("Bennett Funding"). The troubled debt restructurings entered into in 1997 performed in accordance with the terms of the agreements since the restructurings.

(4) Includes loans receivable and loans held for sale, less construction and land loans in process and deferred loan origination fees and discounts.

         The $1.9 million of single-family residential loans at September 30, 2001 consisted of 32 loans with principal balances ranging from $1,000 to $219,000, with an average balance of approximately $60,200. Included within the 32 loans, are 9 loans aggregating $1.0 million to credit impaired borrowers.

         At September 30, 2001, the $887,000 of real estate owned consisted of 12 single-family residential properties, with an average carrying value of $74,000 with the largest having a carrying value of $270,000.

         Other Classified Assets. Federal banking regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

         At September 30, 2001, the Bank had $3.5 million of assets classified as substandard, and no assets classified as doubtful or loss. Substantially all classified assets consist of non-performing assets.

         Allowance for Loan Losses. The Bank's policy is to establish reserves for estimated losses on delinquent loans when it determines that losses are probable. The allowance for losses on loans is maintained at a level believed adequate by management to absorb probable losses in its portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. The level of provisions increased in fiscal 2001 and 2000 due to the Bank's increasing originations of commercial and consumer loans which have a greater inherent degree of credit risk. As shown in the table below, at September 30, 2001, the Bank's allowance for loan losses amounted to 94.74% and .87% of the Bank's non-performing loans and gross loans receivable, respectively.

         On July 6, 2001, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. The guidance contained in the SAB was effective immediately. This SAB expresses the views of the SEC staff regarding a registrant's development, documentation, and application of a systematic methodology for determining the allowance for loan and lease losses, as required by SEC Financial Reporting Release No. 28. The guidance in SAB No. 102 focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loans and lease losses.

         Concurrent with the SEC's issuance of SAB No. 102, the federal banking agencies (the Federal Deposit Insurance Corporation (the "FDIC"), the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Office of Thrift Supervision (the "OTS")) represented by the Federal Financial Institutions Examination Council issued an interagency policy statement entitled Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions (the "Policy Statement"). SAB No. 102 and the Policy Statement were the result of an agreement between the SEC and the federal banking agencies in March 1999 to provide guidance on allowance for loan and lease methodologies and supporting documentation.

         The guidance contained in SAB No. 102 does not prescribe specific allowance estimation methodologies registrants should employ in estimating their allowance for loan and lease losses, but rather emphasizes the need for a systematic methodology that is properly designed and implemented by registrants.

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

         The following table provides information regarding the changes in the allowance for loan losses and other selected statistics for the periods presented.

                                                                            Year Ending September 30,
                                                     ------------------------------------------------------------------------
                                                     2001             2000             1999             1998             1997
                                                     ----             ----             ----             ----             ----
                                                                             (Dollars in thousands)
Allowance for loan losses, beginning of
  period                                           $ 2,019          $ 1,928          $ 1,738          $ 1,628          $ 2,624
Charged-off loans:
  Single-family residential                           (492)            (182)             (12)             (86)            (119)
  Construction                                                         (117)
  Commercial leases(1)                                                                                                    (956)
  Consumer and commercial business                     (40)             (64)             (60)             (28)            (177)
                                                   -------          -------          -------          -------          -------
    Total charged-off loans                           (532)            (363)             (72)            (114)          (1,252)
                                                   -------          -------          -------          -------          -------
Recoveries on loans previously charged off:

  Single-family residential                             11                                 2               22                7
  Construction                                                                                             14               10
  Commercial leases(1)                                 134               33
  Consumer and commercial business                       9                1                1                2
                                                   -------          -------          -------          -------          -------
    Total recoveries                                   154               34                3               38               17
                                                   -------          -------          -------          -------          -------

Net loans charged-off                                 (378)            (329)             (69)             (76)          (1,235)
Provision for loan losses                              540              420              259              186              239
                                                   -------          -------          -------          -------          -------
Allowance for loan losses, end of period           $ 2,181          $ 2,019          $ 1,928          $ 1,738          $ 1,628
                                                   =======          =======          =======          =======          =======

Net loans charged-off to average
  loans outstanding(2)                                 .16%             .14%             .03%             .04%             .68%
                                                   =======          =======          =======          =======          =======
Allowance for loan losses
  to gross loans receivable(2)                         .87%             .86%             .84%             .86%             .86%
                                                   =======          =======          =======          =======          =======
Allowance for loan losses
  to total non-performing loans                      94.74%           80.28%           60.63%           46.92%           78.38%
                                                   =======          =======          =======          =======          =======
Net loans charged-off to
 allowance for loan losses                           17.33%           16.30%            3.58%            4.37%           75.86%
                                                   =======          =======          =======          =======          =======
Recoveries to charge-offs                            28.95%            9.37%            4.17%           33.33%            1.36%
                                                   =======          =======          =======          =======          =======


----------

(1)      Relate to commercial lease purchases in prior years.

(2) Gross loans receivable and average loans outstanding include loans receivable and loans held for sale, less construction and land loans in process and deferred loan origination fees and discounts.

     The following table presents the Bank's allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                                         September 30,
                             ------------------------------------------------------------------------------------------------------

                                   2001                  2000                 1999                 1998                 1997
                             -----------------    ------------------   ------------------   ------------------   ------------------
                                          %                     %                   %                    %                    %
                                      of Loans              of Loans             of Loans             of Loans             of Loans
                                      in Each               in Each              in Each              in Each              in Each
                                      Category              Category             Category             Category             Category
                                      to Total              to Total             to Total             to Total             to Total
                             Amount     Loans      Amount     Loans    Amount     Loans     Amount     Loans     Amount     Loans
                             ------     -----      ------     -----    ------     -----     ------     -----     ------     -----
                                                                     (Dollars in thousands)
Single-family residential    $  615     59.81%    $1,098     65.54%    $  572     69.82%    $  446     71.34%    $  439     68.53%
Commercial and multi-
   family residential           566     16.22        198     15.50        166     13.05        109      9.91         77      9.28
Construction                    249     10.86        171      7.33        320      7.71        382      7.64        300      8.31
Consumer                         70     10.07         49      9.80         42      8.50         63     10.44         67     12.87
Commercial business              87      3.04         60      1.83         14       .92         20       .67         31      1.01
Unallocated                     594                  443                  814                  718                  714
                             ------    ------     ------    ------     ------    ------     ------    ------     ------    ------
    Total allowance for
      loan losses            $2,181    100.00%    $2,019    100.00%    $1,928    100.00%    $1,738    100.00%    $1,628    100.00%
                             ======    ======     ======    ======     ======    ======     ======    ======     ======    ======

MORTGAGE-RELATED SECURITIES AND INVESTMENT SECURITIES

         Mortgage-Related Securities. Federally chartered savings institutions have authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally insured banks and savings and loan associations, certain bankers' acceptances and federal funds. Subject to various restrictions, federally chartered savings institutions also may invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly.

         The Bank maintains a significant portfolio of mortgage-related securities (including mortgage-backed securities and collateralized mortgage obligations ("CMOs")) as a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and with limited credit risk of default which arises in holding a portfolio of loans to maturity. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family residential mortgages. The principal and interest payments on mortgage-backed securities are passed from the mortgage originators, as servicer, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include FHLMC, FNMA and the Government National Mortgage Association ("GNMA"). The Bank also invests in certain privately issued, credit enhanced mortgage-related securities rated AAA by national securities rating agencies.

         FHLMC is a public corporation chartered by the U.S. Government. FHLMC issues participation certificates backed principally by conventional mortgage loans. FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because FHLMC and FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by Federal Housing Administration ("FHA") insured and the Department of Veterans Affairs ("VA") guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because FHLMC, FNMA and GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs which is currently $300,700.

         Mortgage-related securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate loans. As a result, the risk characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable rate) as well as prepayment risk, are passed on to the certificate holder. Thus, the life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages.

         The Bank's mortgage-related securities include regular interests in CMOs. CMOs were developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be (but is not required to be) collateralized by loans or securities which are insured or guaranteed by FNMA, FHLMC or the GNMA. In contrast to pass-through mortgage-related securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

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

         Mortgage-related securities generally bear yields which are less than those of the loans which underlie such securities because of their payment guarantees or credit enhancements which reduce credit risk to nominal levels. In addition, mortgage-related securities are more liquid than individual mortgage loans and may be used to collateralize certain obligations of the Bank. At September 30, 2001, $19.9 million of the Bank's mortgage-related securities were pledged to secure various obligations of the Bank, including reverse repurchase agreements, treasury tax and loan processing, and as collateral for certain government deposits.

         The Bank's mortgage-related securities are classified as either "held to maturity" or "available for sale" based upon the Bank's intent and ability to hold such securities to maturity at the time of purchase, in accordance with GAAP. As of September 30, 2001, the Bank had an aggregate of $129.1 million, or 26.4%, of total assets invested in mortgage-related securities, net, of which $11.5 million was held to maturity and $117.6 million was available for sale. The mortgage-related securities of the Bank which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield, while mortgage-related securities available for sale are carried at the current fair value. See Notes 2 and 4 of the Notes to Consolidated Financial Statements in the Annual Report.

         The following table sets forth the composition of the Bank's available for sale (at fair value) and held to maturity (at amortized cost) of the mortgage-related securities portfolios at the dates indicated.

                                                                            September 30,
                                                            ------------------------------------------
                                                              2001              2000            1999
                                                              ----              ----            ----
Available for sale:                                                        (In thousands)
Mortgage-backed securities:
  FHLMC                                                     $  9,175           $ 5,771        $ 11,834
  FNMA                                                        15,056            23,546          31,955
  GNMA                                                        43,907            38,421          33,959
                                                            --------           -------        --------
      Total mortgage-backed securities                        68,138            67,738          77,748
                                                            --------           -------        --------
Collateralized mortgage obligations:
    FHLMC                                                     10,994             9,117           6,283
    FNMA                                                       6,215             6,905           9,115
    GNMA                                                          17               309             549
    Other                                                     32,244(1)         12,188          19,351
                                                            --------           -------        --------
      Total collateralized mortgage obligations               49,470            28,519          35,298
                                                            --------           -------        --------
    Total mortgage-related securities                       $117,608           $96,257        $113,046
                                                            ========           =======        ========




Held to maturity:

Mortgage-backed securities:
   FHLMC                                                    $  2,285           $ 2,898        $  3,156
   FNMA                                                        4,684             5,674           6,832
                                                            --------           -------        --------
      Total mortgage-backed securities                         6,969             8,572           9,988
                                                            --------           -------        --------
Collateralized mortgage obligations:
   FHLMC                                                                                            25
   FNMA                                                        4,485             4,484           4,484
                                                            --------           -------        --------
      Total collateralized mortgage obligations                4,485             4,484           4,509
                                                            --------           -------        --------
   Total mortgage-related securities, amortized cost        $ 11,454           $13,056        $ 14,497
                                                            ========           =======        ========
   Total fair value(2)                                      $ 11,550           $12,580        $ 14,100
                                                            ========           =======        ========

----------

(1) Includes "AAA" rated securities of Northwest Asset Securities Corporation, Chase Mortgage Services, Washington Mutual and Countrywide Home Loans with book values of $5.5 million, $3.1 million, $4.2 million and $5.0 million, respectively, and fair values of $5.7 million, $3.1 million, $4.3 million and $5.0 million, respectively.

(2) See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

The following table sets forth the purchases, sales and principal repayments of the Bank's mortgage-related securities for the periods indicated.

                                                                                     Year Ended September 30,
                                                                           ---------------------------------------------
                                                                             2001              2000              1999
                                                                             ----              ----              ----
                                                                                          (In thousands)
Mortgage-related securities, beginning of period(1)(2)                     $ 109,313         $ 127,543         $ 134,255
                                                                           ---------         ---------         ---------
Purchases:
  Mortgage-backed securities - available for sale                             24,501            11,873            21,210
  CMOs - available for sale                                                   34,162             3,965            24,685
Sales:
  Mortgage-backed securities - available for sale                             (6,888)          (13,407)
  CMOs - available for sale                                                                     (5,132)
Repayments and prepayments:
  Mortgage-backed securities                                                 (21,568)          (10,410)          (22,759)
  CMOs                                                                       (14,808)           (5,675)          (25,493)
Decrease in net premium                                                         (145)              (62)             (469)
Change in net unrealized gain (loss) on mortgage-related securities
    available for sale                                                         4,495               618            (3,886)
                                                                           ---------         ---------         ---------
Net increase (decrease) in mortgage-related securities                        19,749           (18,230)           (6,712)
                                                                           ---------         ---------         ---------
Mortgage-related securities, end of period(1)                              $ 129,062         $ 109,313         $ 127,543
                                                                           =========         =========         =========


----------

(1) Includes both mortgage-related securities available for sale and held to maturity.

(2) Calculated at amortized cost for securities held to maturity and at fair value for securities available for sale.

         At September 30, 2001, the estimated weighted average maturity of the Bank's fixed-rate mortgage-related securities was approximately 3.6 years. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the securities, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, such as the Bank experienced during most of fiscal 2001, if the coupon rates of the underlying mortgages exceed the prevailing market interest rates offered for mortgage loans, refinancings generally increase and accelerate the prepayment rate of the underlying mortgages and the related securities. Conversely, during periods of increasing mortgage interest rates, if the coupon rates of the underlying mortgages are less than the prevailing market interest rates offered for mortgage loans, refinancings generally decrease and decrease the prepayment rate of the underlying mortgages and the related securities. As a result, in a declining interest rate environment, the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-related securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable yield.

     Investment Securities. The following table sets forth information regarding the carrying and fair value of the Company's investment securities, both held to maturity and available for sale, at the dates indicated.

                                                                   At September 30,
                                 -----------------------------------------------------------------------------------
                                          2001                           2000                         1999
                                 -----------------------        ----------------------       -----------------------
                                 Carrying         Fair          Carrying        Fair         Carrying          Fair
                                   Value          Value           Value         Value          Value           Value
                                   -----          -----           -----         -----          -----           -----
                                                                     (In thousands)
FHLB stock                        $ 6,917        $ 6,917        $ 6,672        $ 6,672        $ 6,157        $ 6,157
U.S. Government and agency
 obligations
     1 to 5 years                   2,961          3,133          2,936          2,970          5,746          5,652
     5 to 10 years                  1,843          2,050          6,997          6,745          6,994          6,780
Municipal securities               21,890         22,626         18,930         18,153         18,924         17,873
Corporate bonds                    14,333         14,087          4,910          4,596          4,909          4,639
Mutual funds                        5,009          5,004          2,000          1,970          2,000          1,972
Asset backed securities             2,986          2,970
Preferred stocks                    9,474          9,197          5,528          4,732          5,534          5,248
Other equity investments            2,778          3,497          2,778          3,049          2,390          2,151
                                  -------        -------        -------        -------        -------        -------
    Total                         $68,191        $69,481        $50,751        $48,887        $52,654        $50,472
                                  =======        =======        =======        =======        =======        =======


         At September 30, 2001, the Company had an aggregate of $69.5 million, or 14.2%, of its total assets invested in investment securities, of which $6.9 million consisted of FHLB stock and $62.6 million was investment securities available for sale. Included in U.S. Government and agency obligations is a callable bond with a remaining term of approximately two years. The Bank's investment securities (excluding equity securities and FHLB stock) had a weighted average maturity to the call date of 6.1 years and a weighted average yield of 6.57% (adjusted to a fully taxable equivalent yield).

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

         The Bank's deposits are obtained primarily from residents in Delaware and Chester Counties in southeastern Pennsylvania. The Bank attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient branch office locations and service hours. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print media, radio advertising and direct mailings. However, the Bank does not solicit funds through deposit brokers nor does it pay any brokerage fees if it accepts such deposits.

         The Bank has been competitive in the types of accounts and interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. Even with the significant decline in interest rates paid on deposit products in fiscal 2001, due to generally declining returns on competing investment opportunities as well as the effects of the stock market decline, the Bank did not experience disintermediation of deposits into competing investment products in fiscal 2001.

         The following table shows the distribution of, and certain information relating to, the Bank's deposits by type of deposit as of the dates indicated.


                                                                   September 30,
                               --------------------------------------------------------------------------------------
                                         2001                           2000                           1999
                               ------------------------       ------------------------       ------------------------
                                Amount          Percent        Amount          Percent        Amount          Percent
                                ------          -------        ------          -------        ------          -------
                                                                (Dollars in thousands)
Passbook                       $ 37,806           12.13%      $ 37,861           13.89%      $ 40,324           15.46%
MMDA                             40,781           13.09         23,583            8.65         19,417            7.45
NOW                              45,161           14.49         38,898           14.27         33,412           12.81
Certificates of deposit         182,155           58.46        165,456           60.71        159,761           61.25
Noninterest-bearing               5,698            1.83          6,764            2.48          7,912            3.03
                               --------        --------       --------        --------       --------        --------
    Total deposits             $311,601          100.00%      $272,562          100.00%      $260,826          100.00%
                               ========        ========       ========        ========       ========        ========


         The following table sets forth the net savings flows of the Bank during the periods indicated.


                                                Year Ended September 30,
                                         -------------------------------------
                                           2001           2000           1999
                                           ----           ----           ----
                                                    (In thousands)
Increase before interest credited        $27,876        $ 1,894        $ 4,336
Interest credited                         11,163          9,842          9,179
                                         -------        -------        -------
Net savings increase                     $39,039        $11,736        $13,515
                                         =======        =======        =======

         The following table sets forth maturities of the Bank's certificates of deposit of $100,000 or more at September 30, 2001 by time remaining to maturity.

                                           Amounts in
                                           Thousands
                                           ---------
Three months or less                         $12,688
Over three months through six months           7,624
Over six months through twelve months          5,782
Over twelve months                             4,685
                                             -------
                                             $30,779
                                             =======

         The following table presents, by various interest rate categories, the amount of certificates of deposit at September 30, 2001 and 2000 and the amounts at September 30, 2001 which mature during the periods indicated.

                                                                              Amounts at September 30, 2001
                                        September 30,                                Maturing Within
                                  ------------------------        ------------------------------------------------------
 Certificates of
     Deposit                         2001           2000          One Year       Two Years    Three Years     Thereafter
     -------                         ----           ----          --------       ---------    -----------     ----------
                                                                   (Dollars in thousands)
 3.0% or less                     $  3,694                        $  1,886        $ 1,808
 3.01% to 4.0%                      23,209        $    386          19,250          1,496        $   803        $1,660
 4.01% to 5.0%                      45,287          24,013          38,240          3,826          1,799         1,422
 5.01% to 6.0%                      26,107          39,929          16,270          3,511            717         5,609
 6.01% to 7.0%                      83,858         101,128          74,262            106          9,267           223
                                  --------        --------        --------        -------        -------        ------
Total certificate accounts        $182,155        $165,456        $149,908        $10,747        $12,586        $8,914
                                  ========        ========        ========        =======        =======        ======


         The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.


                                                                           September 30,
                                    -------------------------------------------------------------------------------------------
                                              2001                             2000                             1999
                                    -------------------------       --------------------------       --------------------------
                                                      Average                          Average                          Average
                                    Average            Rate          Average            Rate          Average            Rate
                                    Balance            Paid          Balance            Paid          Balance            Paid
                                    -------            ----          -------            ----          -------            ----
                                                                     (Dollars in thousands)
Passbook accounts                   $ 37,661           2.41%        $ 39,498            2.41%        $ 39,625            2.41%
MMDA accounts                         31,645           3.86           17,345            3.44           17,833            2.82
Certificates of deposit              177,086           5.87          164,783            5.61          157,134            5.33
NOW accounts                          40,681           1.32           39,918            1.40           34,581            1.27
Noninterest-bearing deposits           7,658                           6,613                            6,360
                                    --------                        --------                         --------
    Total deposits                  $294,731           4.43%        $268,157            4.23%        $255,533            4.02%
                                    ========           ====         ========            ====         ========            ====

         Borrowings. The Bank may obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in the FHLB and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. During fiscal 2001, deposit increases exceeded asset growth which allowed the Bank to repay some of the existing FHLB advances. The Bank, during fiscal 2000 and 1999, increased its FHLB borrowings to fund asset growth. At September 30, 2001, the Bank had $126.1 million in outstanding FHLB advances. See Note 9 of the Notes to Consolidated Financial Statements in the Annual Report for additional information.

         The Bank has entered into agreements to sell securities under terms which require it to repurchase the same or substantially similar securities by a specified date. Repurchase agreements are considered borrowings which are secured by the sold securities. At September 30, 2000, the Bank had $10.0 million of repurchase agreements outstanding callable within one year. There were no outstanding repurchase agreements during the year ended September 30, 2001. See Note 10 of the Notes to Consolidated Financial Statements in the Annual Report.

         Both the FHLB advances and the repurchase agreements have certain call features whereby the issuer can call the borrowings after the expiration of certain time frames. The time frames on the callable borrowings range from three months to seven years.

SUBSIDIARIES

         The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, service corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. It may invest essentially unlimited amounts in subsidiaries deemed operating subsidiaries that can only engage in activities that the Bank is permitted to engage in. Under such limitations, as of September 30, 2001, the Bank was authorized to invest up to approximately $9.6 million in the stock of, or loans to, service corporations. As of September 30, 2001, the net book value of the Bank's investment in stock, unsecured loans, and conforming loans to its service corporations was $39,600.

         At September 30, 2001, in addition to the Bank, the Company has five direct or indirect subsidiaries: First Keystone Capital Trust I, FKF Management Corp., Inc., State Street Services Corp., First Pointe, Inc., and First Chester Services, Inc.

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

         FKF Management Corp., Inc., a Delaware corporation, is a wholly owned operating subsidiary of the Bank established in 1997 for the purpose of managing assets of the Bank. Assets under management totaled $145.6 million at September 30, 2001 and were comprised principally of investment and mortgage-related securities.

         State Street Services Corp. is a wholly owned subsidiary of the Bank established in 1999 for the purpose of offering a full array of insurance products through its ownership of a 51% interest in First Keystone Insurance Services, LLC. In addition, it holds a 10% equity position in a title company which offers title services.

         First Pointe, Inc. is a wholly owned subsidiary of the Bank which was formed for the purpose of developing a real estate parcel received in a deed-in-lieu of foreclosure action. At September 30, 2000, all of the townhouses had been completed and sold.

         The Bank has one remaining subsidiary, First Chester Services, Inc., which was involved in real estate management but is now inactive.

EMPLOYEES

         The Bank had 78 full-time employees and 8 part-time employees as of September 30, 2001. None of these employees is represented by a collective bargaining agreement. The Bank believes that it enjoys excellent relations with its personnel.

REGULATION

         The Company. The Company as a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), is registered as such with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

         Federal Activities Restrictions. The Company operates as a unitary savings and loan holding company. Generally, there are only limited restrictions on the activities of a unitary savings and loan holding company which applied to become or were a unitary saving and loan holding company prior to May 4, 1999 and its non-savings institution subsidiaries. Under the enacted Gramm-Leach-Bliley Act of 1999 (the "GLBA"), companies which apply to the OTS to become unitary savings and loan holding companies will be restricted to only engaging in those activities traditionally permitted to multiple saving and loan holding companies. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of grandfathered unitary savings and loan holding companies under the GBLA (such as the Company), if the savings association subsidiary of such a holding company fails to meet a Qualified Thrift Lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association qualifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- The Bank - Qualified Thrift Lender Test."

         If the Company were to acquire control of another savings association, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company and would thereafter be subject to further restrictions on its activities.

         The GLBA also imposed new financial privacy obligations and reporting requirements on all financial institutions. The privacy regulations require, among other things, that financial institutions establish privacy policies and disclose such policies to its customers at the commencement of a customer relationship and annually thereafter. In addition, financial institutions are required to permit customers to opt out of the financial institution's disclosure of the customer's financial information to non-affiliated third parties. Such regulations become mandatory as of July 1, 2001.

         The HOLA requires every savings institution subsidiary of a savings and loan holding company to give the OTS at least 30 days' advance notice of any proposed dividends to be made on its guarantee, permanent or other nonwithdrawable stock, or else such dividend will be invalid. See "- The Bank - Restrictions on Capital Distributions."

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

         OTS regulations generally exclude all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the Federal Reserve Board decides to treat such subsidiaries as affiliates. The regulations also require savings associations to make and retain records that reflect affiliate transactions in reasonable detail, and provide that certain classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

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

         Federal Securities Laws. The Company's Common Stock is registered with the SEC under the Securities Exchange Act of 1934, as amended ("Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

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

         Capital requirements. Current OTS capital standards require savings associations to satisfy three different capital requirements. Under these standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4% (3% if the association receives the OTS' highest rating) of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets, with only a limited exception for purchased mortgage servicing rights ("PMSRs"). Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). In addition, under the Prompt Corrective Action provisions of the OTS regulations, all but the most highly rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. See "- Prompt Corrective Action." At September 30,
2001, the Bank did not have any investment in subsidiaries engaged in impermissible activities and required to be deducted from its capital calculation.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") granted the OTS the authority to prescribe rules for the amount of PMSRs that may be included in a savings association's regulatory capital and required that the value of readily marketable PMSRs included in the calculation of a savings association's regulatory capital not exceed 90% of fair market value and that such value be determined at least quarterly. Under OTS regulations, (i) PMSRs do not have to be deducted from tangible and core regulatory capital, provided that they do not exceed 50% of core capital, (ii) savings associations are required to determine the fair market value and to review the book value of their PMSRs at least quarterly and to obtain an independent valuation of PMSRs annually, (iii) savings associations that desire to include PMSRs in regulatory capital may not carry them at a book value under GAAP that exceeds the discounted value of their future net income stream and
(iv) for purposes of calculating regulatory capital, the amount of PMSRs reported as balance sheet assets should amount to the lesser of 90% of their fair market value, 90% of their original purchase price or 100% of their remaining unamortized book value. At September 30, 2001, the Bank had PMSRs totalling $45,500.

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

         At September 30, 2001, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 7.8%, 7.8%, and 16.8%, respectively. See Note 12 to the Notes to Consolidated Financial Statements included in the Annual Report.

         The OTS and the FDIC generally are authorized to take enforcement action against a savings association that fails to meet its capital requirements, which action may include restrictions on operations and banking activities, the imposition of a capital directive, a cease-and-desist order, civil money penalties or harsher measures such as the appointment of a receiver or conservator or a forced merger into another institution. In addition, under current regulatory policy, an association that fails to meet its capital requirements is prohibited from paying any dividends.

         The following is a reconciliation of the Bank's equity determined in accordance with GAAP to regulatory tangible, core and risk-based capital at September 30, 2001, 2000 and 1999.

                                          September 30, 2001               September 30, 2000               September 30, 1999
                                    --------------------------------   -----------------------------  ------------------------------
                                    Tangible     Core     Risk-based   Tangible   Core    Risk-based  Tangible    Core    Risk-based
                                     Capital    Capital    Capital     Capital   Capital    Capital    Capital   Capital    Capital
                                     -------    -------    -------     -------   -------    -------    -------   -------    -------
                                                                        (In thousands)
GAAP equity                         $ 37,211    $37,211     $37,211    $38,127   $38,127    $38,127    $36,467   $36,467    $36,467
Assets required to be deducted(1)                                                              (511)
General valuation allowances                                  1,883                           1,667                           1,813
                                    --------    -------     -------    -------   -------    -------    -------   -------    -------
    Total regulatory capital          37,211     37,211      39,094     38,127    38,127     39,283     36,467    36,467     38,280
Minimum capital requirement per
  FIRREA published guidelines          7,189     19,172      18,602      6,874    18,332     17,782      6,696    17,586     16,294
                                    --------    -------     -------    -------   -------    -------    -------   -------    -------
Excess                              $ 30,022    $18,039     $20,492    $31,253   $19,795    $21,501    $29,771   $18,881    $21,986
                                    ========    =======     =======    =======   =======    =======    =======   =======    =======

----------

(1)      Consists of equity investment non-includable in regulatory capital.

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

         Prompt Corrective Action. Under the prompt corrective action regulations of the OTS, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10% or more, has a Tier I risk-based capital ratio of 6% or more, has a Tier I leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier I risk-based capital ratio of 4% or more and a Tier I leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4% or a Tier I leverage capital ratio that is less than 4% (3% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3% or a Tier I leverage capital ratio that is less than 3%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Under specified circumstances, the OTS may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At September 30, 2001, the Bank met the requirements of a "well capitalized" institution under OTS regulations.

         Liquidity Requirements. All savings institutions were previously required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement varied from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. During 2000, the required minimum liquid asset ratio was 4%. This regulation was discontinued by the OTS effective in 2001.

         Qualified Thrift Lender Test. A savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and the implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code"). Currently, the portion of the QTL test that is based on the HOLA rather than the Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing, home equity loans, mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing), stock issued by the FHLB, and direct or indirect obligations of the FDIC. In addition, small business loans, credit card loans, student loans and loans for personal, family and household purposes are allowed to be included without limitation as qualified investments. The following assets, among others, also may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination, 100% of consumer and educational loans (limited to 10% of total portfolio assets) and stock issued by FHLMC or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets.

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

         At September 30, 2001, approximately 78.08% of the Bank's assets were invested in qualified thrift investments, which was in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.

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

         Generally, savings associations such as the Bank can, upon 30 days prior notice, distribute during each calendar year an amount equal to or less than its net income for the year to date plus retained net income (which takes into account distributions in such periods) for the preceding two years. Amounts in excess of this must be approved by the OTS.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of Pittsburgh, whichever is greater. At September 30, 2001, the Bank had $6.9 million in FHLB stock, which was in compliance with this requirement.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended September 30, 2001, 2000 and 1999, dividends from the FHLB to the Bank amounted to approximately $471,000, $428,000 and $375,000, respectively. If dividends were reduced, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs will not also cause a decrease in the value of FHLB stock held by the Bank, if any.

         Federal Reserve System. The Board of Governors of The Federal Reserve System ("FRB") requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 2001, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a FRB, the effect of this reserve requirement is to reduce an institution's earning assets.

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

         Audit by IRS. The Bank's consolidated federal income tax returns for taxable years through September 30, 1998 have been closed for the purpose of examination by the IRS.

STATE TAXATION

         The Company and the Bank's subsidiaries are subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate for fiscal 2001 is 9.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 1.1% of a corporation's capital stock value, which is determined in accordance with a fixed formula.

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

ITEM 2. PROPERTIES

                  At September 30, 2001, the Bank conducted business from its executive offices located in Media, Pennsylvania and six full-service offices located in Delaware and Chester Counties, Pennsylvania. See also Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.

                  The following table sets forth certain information with respect to the Bank's offices at September 30, 2001.

                                                                Net Book Value            Amount of
       Description/Address               Leased/Owned            of Property              Deposits
       -------------------               ------------            -----------              --------
                                                                           (In thousands)
Executive Offices:
22 West State Street
Media, Pennsylvania 19063                   Owned(1)                $1,252                $ 90,735

Branch Offices:
3218 Edgmont Avenue
Brookhaven, Pennsylvania 19015              Owned                      451                  85,766

Routes 1 and 100
Chadds Ford, Pennsylvania 19318             Leased(2)                   92                  24,536

23 East Fifth Street
Chester, Pennsylvania 19013                 Leased(3)                  152                  24,297

31 Baltimore Pike
Chester Heights, Pennsylvania 19017         Leased(4)                  668                  21,229

Route 82 and 926
Kennett Square, Pennsylvania 19348          Leased(5)                   43                   9,558

330 Dartmouth Avenue
Swarthmore, Pennsylvania 19081              Owned                      111                  55,480
                                                                    ------                --------
                                                                    $2,769                $311,601
                                                                    ======                ========

----------

(1)      Also a branch office.

(2) Lease expiration date is September 30, 2005. The Bank has one five-year renewal option.

(3) Lease expiration date is December 31, 2005. The Bank has one ten-year renewal option.

(4) Lease expiration date is December 31, 2028. The Bank has options to cancel on the 15th, 20th and 25th year of the lease.

(5) Lease expiration date is September 30, 2006. The Bank has three five-year renewal options.

ITEM 3. LEGAL PROCEEDINGS.

                  The Company is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of the Company.

                  In late September 2001, the Company was served in the following action: Aurora Loan Services, Inc. v. First Keystone Federal Savings Bank, Civil Action No. 01-CV-4774 (United States District Court for the Eastern District of Pennsylvania). This is a civil action arising out of five residential mortgage loans that Aurora holds in its portfolio. Aurora alleges that it suffered losses in connection with these loans (all of which were purchased by Aurora from the Bank more than 18 months prior hereto) and that the Bank is required to purchase the loans or compensate Aurora for its alleged losses. The Complaint asserts claims for breach of contract (Count One), violation of the New York Consumer Protection Law (Count Two) and Unjust Enrichment (Count Three). The Bank denies that any of its actions breached any contract between it and Aurora. Moreover, the Bank denies that Aurora can, as a matter of law, assert claims under the New York Consumer Protection Law or for unjust enrichment. The Bank has filed a motion to dismiss Counts Two and Three of the Complaint because they fail to state a claim as a matter of law. The Bank plans to assert all other available defenses to Aurora's claims. No discovery has been taken in this civil action and no trial date has been set. In the opinion of the Company's management and based upon advice of legal counsel, the resolution of this action will not have a material adverse impact on the consolidated financial position or the results of operations of the Company and its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  The information required herein is incorporated by reference on page 39 of the Registrant's Annual Report.

ITEM 6. SELECTED FINANCIAL DATA.

                  The information required herein is incorporated by reference from pages 7 to 8 of the Registrant's Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

                  The information required herein is incorporated by reference from pages 9 to 17 of the Registrant's Annual Report.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  The Company's balance sheet consists of interest-earning assets and interest-bearing liabilities, and thus, the Company is therefore exposed to interest rate risk. The following additional information is being provided regarding the exposure to this interest rate risk.

                  The Company utilizes reports prepared by the OTS to measure interest rate risk. Using data from the Bank's quarterly thrift financial reports, the OTS models the net portfolio value ("NPV") of the Bank over a variety of interest rate scenarios. The NPV is defined as the present value of expected cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing off-balance sheet contracts. The model assumes instantaneous, parallel shifts in the U.S. Treasury Securities yield curve of 100 to 300 basis points, where applicable, either up or down, and in 100 basis point increments.

                  The interest rate risk measures used by the OTS include an "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure". The "Post-Shock" NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low "Post-Shock" NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The "Sensitivity Measure" is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following sets forth the Bank's NPV as of September 30, 2001.

                                          Net Portfolio Value
  ------------------------------------------------------------------------------------------------------
   Changes in
    Rates in                       Dollar        Percentage     Net Portfolio Value As      Change in
  Basis Points      Amount         Change          Change          a % of Assets          Percentage(1)
  ------------      ------         ------          ------          -------------          --------------
                                         (Dollars in thousands)
      300           $16,868      $(15,598)        (48.04)%             3.69%                 (43.58)%
      200            25,613        (6,853)        (21.11)              5.46                  (16.51)
      100            34,002         1,536           4.73               7.05                    7.80
        0            32,466                                            6.54
     (100)           41,805         9,339          28.77               8.30                   26.91
     (200)           40,078         7,612          73.44               7.84                   19.88


(1) Based on the portfolio value of the Bank's assets in the base case scenario.

                  Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Also, the model does not take into account the Bank's business or strategic plans. Accordingly, although the NPV table provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and may differ from actual results. See also the discussion on pages 9 to 10 of the Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  The financial statements and supplementary data required herein are incorporated by reference from pages 19 to 38 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  The information required herein is incorporated by reference from pages 2 to 6 and page 15 of the Registrant's Proxy Statement dated December 26, 2001 ("Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

                  The information required herein is incorporated by reference from pages 9 to 14 of the Registrant's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  The information required herein is incorporated by reference from pages 7 to 9 of the Registrant's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The information required herein is incorporated by reference from page 15 of the Registrant's Proxy Statement.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      Documents filed as part of this Report.

                  (1) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's Annual Report.

                           Report of Independent Auditors.

                           Consolidated Statements of Financial Condition at September 30, 2001 and 2000.

                           Consolidated Statements of Income for the Years Ended September 30, 2001, 2000 and 1999.

                           Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 2001, 2000 and 1999.

                           Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2000 and 1999.

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

10.2     401(K)/Profit-sharing Plan of First Keystone Federal Savings Bank. *

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

10.4     Employment Agreement between First Keystone Financial, Inc. and Stephen
         J. Henderson dated May 26, 1999. **

10.5     Employment Agreement between First Keystone Financial, Inc. and Thomas
         M. Kelly dated May 26, 1999. **

10.6     Form of Severance Agreement between First Keystone Financial, Inc. and
         Elizabeth M. Mulcahy dated May 26, 1999. **

10.8     Form of Severance Agreement between First Keystone Financial, Inc. and
         Carol Walsh dated May 26, 1999. **

10.9     1995 Stock Option Plan.***

10.10    1995 Recognition and Retention Plan and Trust Agreement. ***

10.11    1998 Stock Option Plan. ****

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

10.13    Employment Agreement between First Keystone Federal Savings Bank and
         Stephen J. Henderson dated May 26, 1999. **

10.14    Employment Agreement between First Keystone Federal Savings Bank and
         Thomas M. Kelly dated May 26, 1999. **

10.15 Form of Severance Agreement between First Keystone Federal Savings Bank and Elizabeth M. Mulcahy dated May 26, 1999. **

10.16 Form of Severance Agreement between First Keystone Federal Savings Bank and Carol Walsh dated May 26, 1999. **

11 Statement re: computation of per share earnings. See Note 2 to the Consolidated Financial Statements included in the Annual Report set forth as Exhibit 13 hereto.

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

(***) Incorporated by reference from the 10-K filed by the Registrant with SEC on December 29, 1995.

(****) Incorporated from Appendix A of the Registrant's definitive proxy statement dated December 24, 1998.

(b)      Reports filed on Form 8-K.

None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         FIRST KEYSTONE FINANCIAL, INC.


                         By:  /s/ Donald S. Guthrie
                              --------------------------------
                         Donald S. Guthrie
                         President and Chief Executive Officer


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Donald S. Guthrie                                         December 21, 2001
-----------------------------------------------
Donald S. Guthrie
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas M. Kelly                                           December 21, 2001
-----------------------------------------------
Thomas M. Kelly
Executive Vice-President and Chief
Financial Officer
(Principal Financial and Accounting Officer)

/s/ Donald A. Purdy                                           December 21, 2001
-----------------------------------------------
Donald A. Purdy
Chairman of the Board

/s/ Edward Calderoni                                          December 21, 2001
-----------------------------------------------
Edward Calderoni
Director

/s/ Edmund Jones                                              December 21, 2001
-----------------------------------------------
Edmund Jones
Director

/s/ Donald G. Hosier, Jr.                                     December 21, 2001
----------------------------------------------
Donald G. Hosier, Jr.
Director

/s/ Marshall J. Soss                                          December 21, 2001
-----------------------------------------------
Marshall J. Soss
Director