Form 10-Q
period 2001-12-31
FIRST KEYSTONE FINANCIAL INC
filed 2002-02-14
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2001

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
Yes   X      No

Number of shares of Common Stock outstanding as of February 12, 2002:  2,053,631

Transitional Small Business Disclosure Format        Yes          No    X

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                                                     Page
PART I                 FINANCIAL INFORMATION:

     Item 1.  Financial Statements

              Unaudited Consolidated Statements of Financial Condition as of
              December 31, 2001 and September 30, 2001 ........................................         1

              Unaudited Consolidated Statements of Income for the Three
              Months Ended December 31, 2001 and 2000..........................................         2

              Unaudited Consolidated Statement of Changes in Stockholders' Equity
              for the Three Months Ended December 31, 2001.....................................         3

              Unaudited Consolidated Statements of Cash Flows for the Three Months
              Ended December 31, 2001 and 2000.................................................         4

               Notes to Unaudited Consolidated Financial Statements............................         5

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.............................................................       10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................       13


PART II       OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................................         14

     Item 2.  Changes in Securities and Use of Proceeds.......................................         14

     Item 3.  Defaults Upon Senior Securities.................................................         14

     Item 4.  Submission of Matters to a Vote of Security Holders............................          14

     Item 5.  Other Information...............................................................         14

     Item 6.  Exhibits and Reports on Form 8-K................................................         14

SIGNATURES....................................................................................         15

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)


                                                                                 December 31   September 30
ASSETS                                                                              2001           2001
------                                                                            ---------    ----------


Cash and amounts due from depository institutions                                 $   5,455     $   3,753
Interest-bearing deposits with depository institutions                               22,446        15,378
                                                                                  ---------     ---------
        Total cash and cash equivalents                                              27,901        19,131
Investment securities available for sale                                             67,224        62,564
Mortgage-related securities available for sale                                      109,946       117,608
Loans held for sale                                                                     225
Mortgage-related securities held to maturity - at amortized cost
      (approximate fair value of $11,250 at December 31, 2001
       and $11,550 at September 30, 2001)                                            11,225        11,454
Loans receivable - net                                                              255,057       247,664
Accrued interest receivable                                                           3,239         3,353
Real estate owned                                                                       808           887
Federal Home Loan Bank stock - at cost                                                6,917         6,917
Office properties and equipment - net                                                 3,680         3,690
Deferred income taxes                                                                   227
Cash surrender value of life insurance                                               14,361        14,021
Prepaid expenses and other assets                                                     1,634         1,536
                                                                                  ---------     ---------

TOTAL ASSETS                                                                      $ 502,219     $ 489,050
                                                                                  =========     =========

LIABILITIES, MINORITY INTEREST IN SUBSIDIARY AND STOCKHOLDERS' EQUITY

Liabilities:

    Deposits                                                                      $ 319,467     $ 311,601
    Advances from Federal Home Loan Bank                                            126,112       126,070
           Accrued interest payable                                                   1,171         1,804
    Advances from borrowers for taxes and insurance                                   1,894           696
    Deferred income taxes                                                               282
    Accounts payable and accrued expenses                                             2,441         1,776
                                                                                  ---------     ---------

         Total liabilities                                                          451,085       442,229
                                                                                  ---------     ---------

Company-obligated mandatorily redeemable preferred securities of a subsidiary
    trust holding solely junior subordinated debentures of the Company               20,910        16,200

Stockholders' Equity:

    Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
    Common stock, $.01 par value, 20,000,000 shares authorized; issued and outstanding: 2,040,515 shares at December 31, 2001 and
       2,033,707 shares at September 30, 2001                                            14            14
       Additional paid-in capital                                                    13,536        13,536
    Common stock acquired by stock benefit plans                                     (1,110)       (1,147)
    Treasury stock at cost: 672,041 at December 31, 2001
       and 686,293 at September 30, 2001, respectively                               (8,498)       (8,583)
    Accumulated other comprehensive income                                            1,675         2,664
    Retained earnings - partially restricted                                         24,607        24,137
                                                                                  ---------     ---------

         Total stockholders' equity                                                  30,224        30,621
                                                                                  ---------     ---------

TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARY AND STOCKHOLDERS' EQUITY       $ 502,219     $ 489,050
                                                                                  =========     =========

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

                                                      Three months ended
                                                         December 31
                                                    ---------------------
                                                      2001         2000
                                                    ------         ------
INTEREST INCOME:
    Interest on:
        Loans                                       $ 4,716     $ 4,692
        Mortgage-related securities                   1,953       2,113
        Investment securities:
           Taxable                                      591         555
           Tax-exempt                                   301         241
           Dividends                                    124         149
        Interest-bearing deposits                        72         228
                                                    -------     -------

                Total interest income                 7,757       7,978
                                                    -------     -------

INTEREST EXPENSE:
    Interest on:
        Deposits                                      2,897       3,195
        Federal Home Loan Bank advances               1,741       1,997
        Other borrowings                                              2
                                                    -------     -------

                Total interest expense                4,638       5,194
                                                    -------     -------

NET INTEREST INCOME                                   3,119       2,784

PROVISION FOR LOAN LOSSES                               135         135
                                                    -------     -------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                   2,984       2,649
                                                    -------     -------

NON-INTEREST INCOME:
    Service charges and other fees                      271         229
    Net gain (loss) on sales of:
        Loans                                            12          35
        Investment securities                           (20)
        Real estate owned                                (3)         20
    Real estate operations                              (22)        (18)
    Increase in cash surrender value                    171         174
    Other                                                24          30
                                                    -------     -------
                Total non-interest income               433         470
                                                    -------     -------

NON-INTEREST EXPENSE:
    Salaries and employee benefits                    1,079       1,010
    Occupancy and equipment expenses                    310         283
    Professional fees                                   190         226
    Federal deposit insurance premium                    15          14
    Data processing                                     100         101
    Advertising                                          93          86
    Minority interest in expense of subsidiaries        407         393
    Other                                               450         269
                                                    -------     -------
                Total non-interest expense            2,644       2,382
                                                    -------     -------

INCOME BEFORE INCOME TAX EXPENSE                        773         737
INCOME TAX EXPENSE                                      120         127
                                                    -------     -------
NET INCOME                                          $   653     $   610
                                                    =======     =======

BASIC EARNINGS PER COMMON SHARE                     $  0.34     $  0.29
                                                    =======     =======
DILUTED EARNINGS PER COMMON SHARE                   $  0.32     $  0.28
                                                    =======     =======


See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (dollars in thousands)


                                                                      Common
                                                                      stock                  Accumulated    Retained
                                                       Additional   acquired by                 other       earnings-     Total
                                              Common    paid-in    stock benefit  Treasury  comprehensive   partially  stockholders'
                                              stock     capital       plans        stock       Income      restricted     equity
                                             ---------------------------------------------------------------------------------------

BALANCE AT OCTOBER 1, 2001                     $14       $13,536     $(1,147)     $(8,583)      $2,664      $24,137      $30,621
                                               ---       --------    --------     --------      -------     --------     -------

Net income                                                                                                      653         653

Other comprehensive income, net of tax:
 Net unrealized loss on securities
   net of reclassification adjustment(1)                                                          (989)                     (989)
                                                                                                ------                    ------

Comprehensive loss                                                                                                         (336)
                                                                                                                          -----

ESOP stock committed to be released                                       37                                                37
Excess of fair value above cost of
 ESOP shares committed to be released                         34                                                            34
Exercise of stock options                                    (34)                      85                                   51
Dividends - $.09 per share                                                                                   (183)        (183)
                                               ---       --------    --------     --------      -------     --------     -------
BALANCE AT DECEMBER 31, 2001                   $14       $13,536     $(1,110)     $(8,498)     $ 1,675    $24,607      $30,224
                                               ===       ========    ========     ========      =======     ========     =======


(1) Disclosure of reclassification amount, net of tax for the three months ended December 31, 2001:

       Net unrealized depreciation arising during the period                        $(1,002)
       Less: reclassification adjustment for net losses included in net income          (13)
                                                                                   ---------
         Net unrealized loss on securities                                         $   (989)
                                                                                   =========


See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                                             Three months ended
                                                                                                 December 31
                                                                                        ----------------------------
                                                                                           2001           2000
                                                                                           ----           ----
OPERATING ACTIVITIES:
    Net income                                                                         $    653     $    610
    Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
         Provision for depreciation and amortization                                        116          105
         Accretion of premiums and discounts                                                (61)         (57)
         (Gain) loss on sales of:
             Loans                                                                          (12)         (35)
             Investments                                                                     20
             Real estate owned                                                                3          (20)
         Provision for loan losses                                                          135          135
    Amortization of stock benefit plans                                                      71           56
    Changes in assets and liabilities which provided (used) cash:
         Origination of loans held for sale                                                           (9,581)
         Loans sold in the secondary market                                                 225        9,480
         Accrued interest receivable                                                        114          195
         Prepaid expenses and other assets                                                 (438)       6,054
         Accrued interest payable                                                          (633)        (185)
         Accounts payable and accrued expenses                                              665          427
                                                                                       --------     --------
             Net cash provided by operating activities                                      858        7,184
                                                                                       --------     --------

INVESTING ACTIVITIES:
    Loans originated                                                                    (45,253)     (11,145)
    Purchases of:
      Mortgage-related securities available for sale                                                 (21,219)
      Investment securities available for sale                                           (8,095)      (7,930)
      Purchase of FHLB stock                                                                            (175)
    Proceeds from sales of real estate owned                                                197          220
    Proceeds from sales of investment securities                                          2,980
    Principal collected on loans                                                         37,723        8,794
    Proceeds from maturities, calls, or repayments of:
      Mortgage-related securities available for sale                                      6,554        3,904
      Mortgage-related securities held to maturity                                          228          359
    Purchase of property and equipment                                                     (106)        (299)
    Net expenditures on real estate acquired through foreclosure and in development                      (73)
                                                                                       --------     --------
             Net cash used in investing activities                                       (5,772)     (27,564)
                                                                                       --------     --------

FINANCING ACTIVITIES:
    Net increase in deposit accounts                                                      7,866       11,463
    Net increase (decrease) in FHLB advances                                                 42       (6,458)
    Issuance of preferred trust securities                                                8,000
    Purchase of preferred trust securities                                               (3,290)
    Net increase in advances from borrowers for taxes and insurance                       1,198        1,007
    Exercise of stock options                                                                51
    Purchase of treasury stock                                                                          (156)
    Cash dividend                                                                          (183)        (179)
                                                                                       --------     --------
             Net cash provided by financing activities                                   13,684        5,677
                                                                                       --------     --------
INCREASE( DECREASE) IN CASH AND CASH EQUIVALENTS                                          8,770      (14,703)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         19,131       40,114
                                                                                       --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 27,901     $ 25,411
                                                                                       ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest on deposits and borrowings                              $  5,259     $  5,379
    Cash payments of income taxes                                                      $     50
    Transfers of loans receivable into real estate owned                               $    121


See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the periods.

         The results of operations for the three month period ended December 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2002 or any other period. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders for the year ended September 30, 2001.

         Certain information in this quarterly statement may constitute forward-looking information that involves risks and uncertainties that could cause actual results to differ materially from those estimated. Persons are cautioned that such forward-looking statements are not guarantees of future performance and are subject to various factors which could cause actual results to differ materially from those estimated. These factors include, but are not limited to, changes in general economic and market conditions and the development of an interest rate environment that adversely affects the interest rate spread or other income from the Company's investments and operations.



2.       INVESTMENT SECURITIES

         The amortized cost and approximate fair value of investment securities available for sale, by contractual maturities, are as follows:

                                                                         December 31, 2001
                                                        -------------------------------------------------------
                                                                          Gross         Gross
                                                          Amortized    Unrealized    Unrealized      Approximate
                                                            Cost          Gain          Loss         Fair Value
                                                            ----          ----          ----         ----------

         U.S. Treasury securities and securities
             of U.S. Government agencies:
                 1 to 5 years                            $ 5,967          $  143                       $ 6,110
                 5 to 10 years                             1,847             170                         2,017
         Municipal obligations                            21,891             512        $   144         22,259
         Corporate bonds                                  17,315             289            759         16,845
         Mutual funds                                      5,009                             10          4,999
         Preferred stocks                                  8,590              26            276          8,340
         Asset-backed securities                           2,991              23                         3,014
         Other equity investments                          2,778             862                         3,640
                                                        --------             ---      ---------       --------
             Total                                       $66,388          $2,025         $1,189        $67,224
                                                         =======          ======         ======        =======

                                                                           September 30, 2001
                                                          ------------------------------------------------------
                                                                          Gross         Gross
                                                          Amortized    Unrealized    Unrealized      Approximate
                                                            Cost          Gain          Loss         Fair Value
                                                            ----          ----          ----         ----------
         U.S. Treasury securities and securities
             of U.S. Government agencies:
                1 to 5 years                             $ 2,961         $  172                        $ 3,133
                5 to 10 years                              1,843            207                          2,050
         Municipal obligations                            21,890            739           $   3         22,626
         Corporate bonds                                  14,333            277             523         14,087
         Mutual funds                                      5,009              3               8          5,004
         Preferred stocks                                  9,474              5             282          9,197
         Asset-backed securities                           2,986                             16          2,970
         Other equity investments                          2,778            719                          3,497
                                                        --------        -------        --------       --------
             Total                                       $61,274         $2,122            $832        $62,564
                                                        ========        =======        ========       ========



3.       MORTGAGE-RELATED SECURITIES


         Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:


                                                                          December 31, 2001
                                                         -------------------------------------------------------
                                                                          Gross         Gross
                                                          Amortized    Unrealized    Unrealized      Approximate
                                                            Cost          Gain          Loss         Fair Value
                                                            ----          ----          ----         ----------
         Available for Sale:
             FHLMC pass-through certificates               $ 7,579      $  236                       $   7,815
             FNMA pass-through certificates                 13,231         279                          13,510
             GNMA pass-through certificates                 38,113         612                          38,725
             Collateralized mortgage obligations            49,322         627            $53           49,896
                                                        ----------        ----            ---       ----------
                 Total                                    $108,245      $1,754            $53         $109,946
                                                          ========      ======            ===         ========


         Held to Maturity:
             FHLMC pass-through certificates              $  2,268       $  58                        $  2,326
             FNMA pass-through certificates                  4,472          38            $60            4,450
             Collateralized mortgage obligations             4,485          18             29            4,474
                                                         ---------    --------         ------        ---------
                 Total                                     $11,225        $114            $89          $11,250
                                                           =======        ====            ===          =======

                                                                            September 30, 2001
                                                        --------------------------------------------------------
                                                                         Gross         Gross
                                                          Amortized    Unrealized    Unrealized      Approximate
                                                            Cost          Gain          Loss         Fair Value
                                                            ----          ----          ----         ----------
         Available for Sale:
             FHLMC  pass-through certificates           $    8,832     $   343                       $   9,175
             FNMA pass-through certificates                 14,570         486                          15,056
             GNMA pass-through certificates                 42,804       1,103                          43,907
             Collateralized mortgage obligations            48,658         814            $2            49,470
                                                           -------     -------           ---         ---------
                 Total                                    $114,864      $2,746            $2          $117,608
                                                          ========      ======            ==          ========

         Held to Maturity:
             FHLMC  pass-through certificates             $  2,285       $  68          $  3          $  2,350
             FNMA pass-through certificates                  4,684          70            54             4,700
             Collateralized mortgage obligations             4,485          49            34             4,500
                                                         ---------        ----           ---         ---------
                 Total                                     $11,454        $187           $91           $11,550
                                                           =======        ====           ===           =======


4.       LOANS RECEIVABLE

         Loans receivable consist of the following:

                                                                                   December 31       September 30
                                                                                      2001               2001
                                                                                      ----               ----
         Real estate loans:
              Single-family                                                          $165,914          $160,289
              Construction and land                                                    29,930            29,117
              Multi-family and commercial                                              45,737            43,472
              Home equity and lines of credit                                          25,581            25,847
         Consumer loans                                                                 1,160             1,125
         Commercial loans                                                               6,073             8,158
                                                                                     --------         ---------
              Total loans                                                             274,395           268,008
         Loans in process                                                             (16,044)          (17,016)
         Allowance for loan losses                                                     (2,301)           (2,181)
         Deferred loan fees                                                              (993)           (1,147)
                                                                                     --------         ---------
         Loans receivable - net                                                      $255,057          $247,664
                                                                                     ========         =========

         The following is an analysis of the allowance for loan losses:

                                                                                         Three Months Ended
                                                                                            December 31
                                                                                        2001             2000
                                                                                        ----             ----
         Balance beginning of period                                                   $2,181          $2,019
         Provisions charged to income                                                     135             135
         Charge-offs                                                                      (15)            (62)
                                                                                        ------         -------
                Total                                                                  $2,301          $2,092
                                                                                       ======          ======

         At December 31, 2001 and September 30, 2001, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $1,911 and $2,302, respectively. For both periods, non-performing loans consist primarily of single-family properties.

         Assets classified as substandard (which includes real estate owned) amounted to $3,524 and $5,416 at September 30, 2001 and December 31, 2001, respectively. The increase in the classified assets was due to the classification of three loans in which the borrowers' financial results have been weak raising the possibility that they will be unable to comply with the terms of their loan agreements. The Company will aggressively pursue the repayment of the amounts borrowed and monitor the adequacy of the collateral. Although management believes the reserves are adequate at this time, recovery of the carrying value of the loan is dependent to a great extent on economic, operating and other conditions that are beyond the control of the Company.


5.       DEPOSITS

         Deposits consist of the following major classifications:

                                                                         December 31             September 30
                                                                            2001                      2001
                                                                  ------------------------  -----------------------
                                                                      Amount    Percent       Amount    Percent
                                                                  -----------   ----------  --------   -----------
         Non-interest bearing                                      $   7,375      2.3%     $   5,698     1.8%
         NOW                                                           50,417    15.8         45,161    14.5
         Passbook                                                      37,583    11.8         37,806    12.1
         Money market demand                                           43,748    13.7         40,781    13.1
         Certificates of deposit                                      180,344    56.4        182,155    58.5
                                                                     --------   -----       --------   -----
              Total                                                  $319,467   100.0%      $311,601   100.0%
                                                                     ========   =====       ========   =====

6.       EARNINGS PER SHARE

         Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. All dilutive shares consist of options for which the exercise price of the options is lower than the market price of the common stock for the dates presented.

         The calculated basic and diluted earnings per share ("EPS") is as follows:



                                                       Three Months Ended
                                                            December 31
                                                  ---------------------------
                                                      2001             2000
                                                  ----------        ---------
Numerator                                               $653             $610
Denominator:
   Basic shares outstanding                        1,909,276        2,087,979
   Effect of dilutive securities                     105,221           66,939
                                                  ----------        ---------
   Dilutive shares deemed outstanding              2,014,497        2,154,918
                                                  ==========        =========
Earnings per share:
   Basic                                               $0.34            $0.29
   Diluted                                             $0.32            $0.28
                                                                      (1,868)
                                                                    ---------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2001 AND SEPTEMBER 30, 2001

Total assets of the Company increased $13.2 million or 2.7% from $489.1 million at September 30, 2001 to $502.2 million at December 31, 2001. The growth was funded by increases in deposits and the net proceeds from the issuance of $8.0 million of trust preferred securities. These funds were invested primarily in cash and cash equivalents which increased $8.8 million to $27.9 million and loans receivable which increased $7.4 million to $255.1 million during the quarter.

Deposits increased $7.9 million or 2.5% from $311.6 million at September 30, 2001 to $319.5 million at December 31, 2001. The increase resulted from increases of $9.7 million or 7.5% in core deposits (which consist of passbook, money market, NOW and non-interest bearing accounts) and were offset by a $1.8 million or 1.0% decline in certificates of deposit as customers chose to invest in more liquid NOW and money market accounts.

On November 28, 2001, the Company, through a special purpose subsidiary, issued $8.0 million in a pooled trust preferred security at a floating interest rate of 375 basis over the London Interbank Offered Rate ("LIBOR") for six month Eurodollar deposits. Interest is reset semi-annually and the security is callable after December 8, 2006. The maturity date is December 8, 2031. In addition, the Company purchased $3.5 million of the 9.7% fixed trust preferred security issued in August 1997 by another of it's special purpose subsidiaries. For financial statement presentation, the repurchase is shown net of the original issuance.

Stockholders' equity decreased $397,000 as net income less dividends was offset by a decrease in the market valuation, net of taxes, of securities available for sale of $989,000.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

Net Income.

Net income was $653,000 for the three months ended December 31, 2001 as compared to $610,000 for the same period in 2000. The $43,000 or 7.0% increase in net income for the three months ended December 31, 2001 was primarily due to a $335,000 increase in net interest income partially offset by a $37,000 decrease in non-interest income and a $262,000 increase in non-interest expense.

Net Interest Income.

Net interest income increased $335,000 or 12.0% to $3.1 million for the three months ended December 31, 2001 as compared to the same period in 2000. The increase was due to a $556,000 or 10.7% decrease in interest expense which was partially offset by a $221,000 or 2.8% decrease in interest income as compared to the 2000 period. The $221,000 decrease in interest income was primarily due to an 86 basis point (on a fully tax equivalent basis) decrease in the yield earned on interest-earning assets, partially offset by a $42.0 million or 9.8% increase in the average balance of interest-earning assets. The $556,000 decrease in interest expense was primarily due to a 93 basis point decrease in the weighted average rate paid thereon offset, in part, by an increase of $38.1 million or 9.4% in the average balance of interest-bearing liabilities for the three months ended December 31, 2001, as compared to the same period in 2000. During calendar 2001, the Federal Reserve Board decreased the targeted federal funds rate eleven times to 1.75%.

Consequently, during the quarter, the rates paid on interest-bearing liabilities, consisting of deposits and borrowings adjusted at a faster pace than its interest-earning assets, consisting primarily of loans and investment securities. The interest rate spread and net interest margin, on a fully tax equivalent basis, were 2.51% and 2.74%, respectively, for the three months ended December 31, 2001 as compared to 2.43% and 2.70%, respectively, for the same period in 2000.

Provision for Loan Losses.

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the amount of the Company's primary market area , and other factors related to the collectibility of the Company's loan and loans held for sale portfolios. For the three months ended December 31, 2001 and 2000, the provision for loan losses amounted to $135,000. At December 31, 2001, non-performing assets totaled $2.7 million or .54% of total assets, a decrease of $470,000 from September 30, 2001. The Company's coverage ratio, which is the ratio of the allowance to non-performing assets, was 84.6% and 68.4% at December 31, 2001 and September 30, 2001, respectively. Classified assets were $5,416 and $3,524 at December 31, 2001 and September 30, 2001, respectively (see Note 4 to the unaudited Consolidated Financial Statements).

Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

Non-interest Income.

Non-interest income decreased $37,000 or 7.9% to $433,000 for the three months ended December 31, 2001 as compared to the same period in 2000. The decrease was a result of declines in both the net gain on sale of loans and real estate owned and a loss on the sale of an investment security partially offset by a $42,000, or 18.3%, increase in service charges and other fees.

Operating Expenses.

Operating expenses increased $262,000 or 11.0% during the three months ended December 31, 2001 as compared to the same period in 2000. The increase was due to a $69,000 increase in salaries and employee benefits, a $27,000 increase in occupancy and equipment expenses and a $181,000 increase in other non- interest expenses, partially offset by a $36,000 decrease in professional fees. The increase in salary and employee benefits and occupancy and equipment expenses reflected normal increases and additional costs associated with branch expansion. The increase in other non-interest expenses was due to increases in bank service charges, supplies and cash losses.

Income Tax Expense.

Income tax expense decreased minimally $7,000 to $120,000 during the three months ended December 31, 2001 as compared to the same period in 2000. The decrease was primarily a result of the increased portion of income comprised of non- taxable income.

Liquidity and Capital Resources.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At December 31, 2001, the Company had short-term borrowings (due within one year or currently callable by the FHLB) outstanding of $71.0 million, all of which consisted of advances from the FHLB of Pittsburgh.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to fund maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At December 31, 2001, total approved loan commitments outstanding amounted to $10.8 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $20.0 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2001 totaled $134.0 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

The Company has not used, and has no intention to use, any significant off-balance sheet financing arrangements for liquidity purposes. The Company's financial instruments with off-balance sheet risk are limited to its obligations to fund loans to customers pursuant to existing commitments. In addition, the Company has not had, and has no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, limited purpose entities that could materially affect its liquidity or capital resources. The Company has not, and does not intend to, trade in commodity contracts.

As of December 31, 2001, the Bank had regulatory capital which was in excess of applicable limits. The Bank is required under applicable federal banking regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital to at least 8.0% of its risk-weighted assets. At December 31, 2001, the Bank had tangible capital and core capital equal to 7.7% of adjusted total assets and total capital equal to 16.8% of risk-weighted assets.

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


For a discussion of the Company's asset and liability management policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's Annual Report included as an exhibit to the Annual Report on Form 10-K for the year ended September 30, 2001.

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

The interest rate risk measures used by the OTS include an "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure". The "Post-Shock" NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low "Post-Shock" NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The "Sensitivity Measure" is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following sets forth the Bank's NPV as of December 31, 2001.


                               Net Portfolio Value
                             (Dollars in thousands)

--------------------------------------------------------------------------------------------------------------
   Changes in
    Rates in                                                         Net Portfolio
     Basis                         Dollar      Percentage            Value As a % of           Change in
     Points        Amount          Change         Change                 Assets              Percentage (1)
--------------------------------------------------------------------------------------------------------------
        300       $20,117       $(28,812)        (58.89)%                 4.25%                 (55.40)%
        200        30,328        (18,601)        (38.02)                   6.24                 (34.52)
        100        40,846         (8,083)        (16.52)                  8.16                  (14.38)
          0        48,929                                                 9.53
       (100)       54,802          5,873          12.00                   10.44                  10.97
       (200)
       (300)

(1) Based on the portfolio value of the Bank's assets in the base case scenario

As of December 31, 2001, the Company's NPV was $48.9 million or 9.53% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $30.3 million or 6.24% of the market value of assets. The change in the NPV ratio or the Company's sensitivity measure was (3.29)%.

                                     PART II

Item 1.    Legal Proceedings

           Not applicable

Item 2.    Changes in Securities and Use of Proceeds

           Not applicable

Item 3.    Defaults Upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           On January 23, 2002, the Annual Meeting of stockholders of the Company was held to elect management's nominee for director and to ratify the appointment of the Company's independent auditors. No other nominations for directors were submitted. With respect to the election of directors, the results were as follows:

                  Nominee                        For                   Withheld
                  Edward Calderoni            1,737,262                174,898

           With respect to the ratification of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending September 30, 2002, the results were as follows: 1,904,901 votes for , 6,364 votes against and 895 votes abstaining.

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         FIRST KEYSTONE FINANCIAL, INC.



Date: February 14, 2002                 By: /s/ Donald S. Guthrie
                                           -------------------------------------
                                        Donald S. Guthrie
                                        President and Chief Executive Officer


Date: February 14, 2002                 By: /s/ Thomas M. Kelly
                                           -------------------------------------
                                        Thomas M. Kelly
                                        Executive Vice-President
                                        and Chief Financial Officer