Form 10-Q
period 2002-03-31
FIRST KEYSTONE FINANCIAL INC
filed 2002-05-15
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from..........to..........

                        Commission File Number: 000-25328

                         FIRST KEYSTONE FINANCIAL, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                               23-2576479
   ---------------------------------               ----------------------
    (State or other jurisdiction                     (I.R.S. Employer
   of incorporation or organization)               Identification Number)

       22 West State Street
        Media, Pennsylvania                               19063
 ---------------------------------------                ----------
 (Address of principal executive office)                (Zip Code)

       Registrant's telephone number, including area code: (610) 565-6210

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Number of shares of Common Stock outstanding as of May 9, 2002:  2,053,631

Transitional Small Business Disclosure Format  Yes ___ No X

                         FIRST KEYSTONE FINANCIAL, INC.

                                    Contents

                                                                                                                    Page
                                                                                                                    ----
PART I         FINANCIAL INFORMATION

       Item 1. Financial Statements

               Unaudited Condensed Consolidated Statements of Financial Condition as of
               March 31, 2002 and September 30, 2001 .................................................................1

               Unaudited Condensed Consolidated Statements of Income for the Three
               and Six Months Ended March 31, 2002 and 2001 ......................................................... 2

               Unaudited Condensed Consolidated Statement of Changes in Stockholders'
               Equity for the Six Months Ended March 31, 2002 ........................................................3

               Unaudited Condensed Consolidated Statements of Cash Flows for the Six
               Months Ended March 31, 2002 ...........................................................................4

               Notes to Unaudited Condensed Consolidated Financial Statements ........................................5

       Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations .................................................................................10

       Item 3. Quantitative and Qualitative Disclosures About Market Risk ............................................14

PART II        OTHER INFORMATION

       Item 1. Legal Proceedings .....................................................................................15

       Item 2. Changes in Securities and Use of Proceeds .............................................................15

       Item 3. Defaults Upon Senior Securities .......................................................................15

       Item 4. Submission of Matters to a Vote of Security Holders ...................................................15

       Item 5. Other Information .....................................................................................15

       Item 6. Exhibits and Reports on Form 8-K ......................................................................15

SIGNATURES ...........................................................................................................16

ITEM 1.FINANCIAL STATEMENTS

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands)

                                                                                              March 31  September 30
                                                                                                2002         2001
                                                                                             ---------    ---------
ASSETS

Cash and amounts due from depository institutions                                            $   6,614    $   3,753
Interest-bearing deposits with depository institutions                                          14,702       15,378
                                                                                             ---------    ---------
         Total cash and cash equivalents                                                        21,316       19,131
Investment securities available for sale                                                        70,389       62,564
Mortgage-related securities available for sale                                                 103,644      117,608
Loans held for sale                                                                                             225
Mortgage-related securities held to maturity - at amortized cost
       (approximate fair value of $10,650 at March 31, 2002
       and $11,550 at September 30, 2001)                                                       10,638       11,454
Loans receivable (net of allowance for loan losses of $2,168
      at March 31, 2002 and $2,019 at September 30, 2001)                                      266,889      247,664
Accrued interest receivable                                                                      3,271        3,353
Real estate owned                                                                                  361          887
Federal Home Loan Bank stock - at cost                                                           6,321        6,917
Office properties and equipment - net                                                            3,631        3,690
Deferred income taxes                                                                              542
Cash surrender value of life insurance                                                          14,562       14,021
Prepaid expenses and other assets                                                                2,570        1,536
                                                                                             ---------    ---------

TOTAL ASSETS                                                                                 $ 504,134    $ 489,050
                                                                                             =========    =========

LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES AND STOCKHOLDERS' EQUITY

Liabilities:

       Deposits                                                                              $ 321,610    $ 311,601
       Advances from Federal Home Loan Bank                                                    126,153      126,070
       Accrued interest payable                                                                  1,136        1,804
       Advances from borrowers for taxes and insurance                                           2,026          696
       Deferred income taxes                                                                       282
       Accounts payable and accrued expenses                                                     2,002        1,776
                                                                                             ---------    ---------

           Total liabilities                                                                   452,927      442,229
                                                                                             ---------    ---------

Company-obligated mandatorily redeemable preferred securities of subsidiary
       trusts holding solely junior subordinated debentures of the Company                      20,898       16,200

Stockholders' Equity:

       Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
       Common stock, $.01 par value, 20,000,000 shares authorized; issued and outstanding:
         2,053,631 shares at March 31, 2002 and 2,033,707 shares at September 30, 2001              14           14
       Additional paid-in capital                                                               13,499       13,536
       Common stock acquired by stock benefit plans                                             (1,072)      (1,147)
       Treasury stock at cost: 658,925 at March 31, 2002
         and 686,293 at September 30, 2001                                                      (8,334)      (8,583)
       Accumulated other comprehensive income                                                    1,096        2,664
       Retained earnings - partially restricted                                                 25,106       24,137
                                                                                             ---------    ---------
           Total stockholders' equity                                                           30,309       30,621
                                                                                             ---------    ---------
TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES AND STOCKHOLDERS' EQUITY                $ 504,134    $ 489,050
                                                                                             =========    =========

See notes to unaudited condensed consolidated financial statements

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

                                                       Three months ended       Six months ended
                                                            March 31                March 31
                                                        2002        2001        2002        2001
                                                      --------    --------    --------    --------
INTEREST INCOME:
       Interest on:
           Loans                                      $  4,691    $  4,613    $  9,406    $  9,305
           Mortgage-related securities                   1,660       2,242       3,613       4,355
           Investment securities:
                Taxable                                    612         601       1,203       1,155
                Tax-Exempt                                 272         257         538         525
                Dividends                                  133         148         292         271
           Interest-bearing deposits                        48         131         120         359
                                                      --------    --------    --------    --------
                Total interest income                    7,416       7,992      15,172      15,970
                                                      --------    --------    --------    --------
INTEREST EXPENSE:
       Interest on:
           Deposits                                      2,450       3,252       5,347       6,447
           Federal Home Loan Bank advances               1,704       1,795       3,444       3,792
           Other borrowings                                                                      2
                                                      --------    --------    --------    --------
                Total interest expense                   4,154       5,047       8,791      10,241
                                                      --------    --------    --------    --------

NET INTEREST INCOME                                      3,262       2,945       6,381       5,729

PROVISION FOR LOAN LOSSES                                  135         135         270         270
                                                      --------    --------    --------    --------
NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                   3,127       2,810       6,111       5,459
                                                      --------    --------    --------    --------

NON-INTEREST INCOME (LOSS):
       Service charges and other fees                      257         235         528         464
       Net gain (loss) on sale of:
           Loans                                             3          34          15          69
           Investment securities                                                   (20)
           Real estate owned                                62                      60          20
       Real estate operations                              (41)        (16)        (62)        (34)
       Increase in cash surrender value                    168         160         338         334
       Other                                                22          25          46          55
                                                      --------    --------    --------    --------
                Total non-interest income                  471         438         905         908
                                                      --------    --------    --------    --------

NON-INTEREST EXPENSE:
       Salaries and employee benefits                    1,102       1,022       2,181       2,032
       Occupancy and equipment expenses                    316         310         627         593
       Professional fees                                   254         164         443         390
       Federal deposit insurance premium                    14          13          29          27
       Data processing                                     115         100         215         201
       Advertising                                         129          82         223         168
       Minority interest in expense of subsidiaries        405         393         812         786
       Other                                               442         433         891         702
                                                      --------    --------    --------    --------
                Total non-interest expense               2,777       2,517       5,421       4,899
                                                      --------    --------    --------    --------

INCOME BEFORE INCOME TAX EXPENSE                           821         731       1,595       1,468
INCOME TAX EXPENSE                                         137         116         257         243
                                                      --------    --------    --------    --------
NET INCOME                                            $    684    $    615    $  1,338    $  1,225
                                                      ========    ========    ========    ========

BASIC EARNINGS PER COMMON SHARE                       $   0.35    $   0.30    $   0.70    $   0.59
                                                      ========    ========    ========    ========
DILUTED EARNINGS PER COMMON SHARE                     $   0.34    $   0.28    $   0.66    $   0.57
                                                      ========    ========    ========    ========

See notes to unaudited condensed consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (dollars in thousands)


                                                                     Common
                                                                     stock                 Accumulated    Retained
                                                       Additional acquired by                  other      earnings-      Total
                                            Common      paid-in  stock benefit Treasury    comprehensive  partially  stockholders'
                                            stock       capital     plans       stock         income     restricted     equity

BALANCE AT OCTOBER 1, 2001                 $     14    $ 13,536    $ (1,147)   $ (8,583)     $  2,664     $ 24,137     $ 30,621
                                           --------    --------    ---------   ---------     --------     --------     --------
Net income                                                                                                   1,338        1,338

Other comprehensive loss, net of tax:
    Net unrealized loss on securities                                                          (1,568)                   (1,568)
                                                                                             --------                  --------
Comprehensive loss                                                                                                         (230)
                                                                                                                       --------
ESOP stock committed to be released                                      75                                                  75
Excess of fair value above cost of
    ESOP shares committed to be released                     72                                                              72
Exercise of stock options                                  (109)                    249                                     140
Dividends - $.18 per share                                                                                    (369)        (369)
                                           --------    --------    ---------   ---------     --------     --------     --------
BALANCE AT MARCH  31, 2002                 $     14    $ 13,499    $ (1,072)   $ (8,334)     $  1,096     $ 25,106     $ 30,309
                                           --------    --------    ---------   ---------     --------     --------     --------

See notes to unaudited condensed consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                                           Six months ended
                                                                                                March 31
                                                                                            2002        2001
                                                                                          --------    --------
OPERATING ACTIVITIES:
Net income                                                                                $  1,338    $  1,225
      Adjustments to reconcile net income to net cash provided by operating activities:
              Provision for depreciation and amortization                                      231         216
              Amortization of premiums and discounts                                            33         (96)
              (Gain) loss on sales of:
                     Loans                                                                     (15)        (69)
                     Investments                                                                20
                     Real estate owned                                                         (60)        (20)
              Provision for loan losses                                                        270         270
              Amortization of stock benefit plans                                              147         115
      Changes in assets and liabilities which provided (used) cash:
              Origination of loans held for sale                                              (195)    (13,107)
              Loans sold in the secondary market                                               420      14,723
              Accrued interest receivable                                                       82         (90)
              Prepaid expenses and other assets                                             (1,575)      5,738
              Accrued interest payable                                                        (668)       (319)
              Accrued expenses                                                                 226         (78)
                                                                                          --------    --------
                     Net cash provided by operating activities                                 254       8,508
                                                                                          --------    --------
INVESTING ACTIVITIES:
      Loans originated                                                                     (86,332)    (22,740)
      Purchases of:
          Investment securities available for sale                                         (12,095)    (15,613)
          Mortgage-related securities available for sale                                    (9,284)    (39,875)
      Redemption (purchase) of FHLB stock                                                      596        (175)
      Proceeds from sales of real estate owned                                                 796         220
      Proceeds from sales of investment securities                                           2,980
      Principal collected on loans                                                          66,754      20,353
      Proceeds from maturities, calls, or repayments of:
          Investment securities available for sale                                             180
          Mortgage-related securities available for sale                                    21,809      10,134
          Mortgage-related securities held to maturity                                         813         811
      Purchase of property and equipment                                                      (172)       (322)
      Net expenditures on real estate acquired through foreclosure and in development           (5)       (159)
                                                                                          --------    --------
                     Net cash used in investing activities                                 (13,960)    (47,366)
                                                                                          --------    --------
FINANCING ACTIVITIES:
      Net increase in deposit accounts                                                      10,009      29,605
      Net increase (decrease) in FHLB advances                                                  83     (14,016)
      Net increase in advances from borrowers for taxes and insurance                        1,330       1,119
      Exercise of stock options                                                                140
      Issuance of preferred trust securities                                                 8,000
      Purchase of preferred trust securities                                                (3,302)
      Purchase of treasury stock                                                                          (269)
      Cash dividend                                                                           (369)       (358)
                                                                                          --------    --------
                     Net cash provided by financing activities                              15,891      16,081
                                                                                          --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             2,185     (22,777)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            19,131      40,114
                                                                                          --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 21,316    $ 17,337
                                                                                          ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash payments for interest on deposits and borrowings                               $  9,459    $ 14,510
      Transfers of loans receivable into real estate owned                                     284         549
      Cash payments of income taxes                                                            375

See notes to unaudited condensed consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the unaudited interim periods.

         The results of operations of the three and six month periods ended March 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2002 or any other period The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders for the year ended September 30, 2001.

2.       INVESTMENT SECURITIES

         The amortized cost and approximate fair value of investment securities are as follows:

                                                                        March 31, 2002
                                                                    Gross          Gross
                                                   Amortized      Unrealized     Unrealized    Approximate
                                                     Cost           Gain            Loss        Fair Value
                                                    -------        -------        -------        -------
Available for Sale:
     U.S. Treasury securities and securities
         of U.S. Government agencies:
             1 to 5 years                           $ 9,973        $   118                       $10,091
             5 to 10 years                            1,852            119        $    32          1,939
     Municipal obligations                           21,712            134            163         21,683
     Corporate bonds                                 17,315            170            824         16,661
     Mutual funds                                     5,009                            31          4,978
     Asset-backed securities                          2,993                                        2,993
     Preferred stocks                                 8,587             20            242          8,365
     Other equity investments                         2,778            901                         3,679
                                                    -------        -------        -------        -------
                Total                               $70,219        $ 1,462        $ 1,292        $70,389
                                                    =======        =======        =======        =======

                                                               September 30, 2001
                                               ----------------------------------------------------
                                                               Gross          Gross
                                              Amortized      Unrealized    Unrealized     Approximate
                                                Cost           Gain            Loss        Fair Value
                                               -------        -------        -------        -------
U.S. Treasury securities and securities
     of U.S. Government agencies:
        1 to 5 years                           $ 2,961        $   172                       $ 3,133
        5 to 10 years                            1,843            207                         2,050
Municipal obligations                           21,890            739        $     3         22,626
Corporate bonds                                 14,333            277            523         14,087
Mutual funds                                     5,009              3              8          5,004
Preferred stocks                                 9,474              5            282          9,197
Asset-backed securities                          2,986                            16          2,970
Other equity investments                         2,778            719                         3,497
                                               -------        -------        -------        -------
     Total                                     $61,274        $ 2,122        $   832        $62,564
                                               =======        =======        =======        =======

3.       MORTGAGE-RELATED SECURITIES

         Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                                     March 31, 2002
                                                --------------------------------------------------------
                                                                 Gross           Gross
                                                Amortized      Unrealized      Unrealized      Approximate
                                                  Cost            Gain            Loss         Fair Value
                                                --------        --------        --------        --------
Available for Sale:
     FHLMC pass-through certificates            $  6,403        $    202        $      2        $  6,603
     FNMA pass-through certificates               11,903             211                          12,114
     GNMA pass-through certificates               40,055             558              17          40,596
     Collateralized mortgage obligations          43,811             527               7          44,331
                                                --------        --------        --------        --------
            Total                               $102,172        $  1,498        $     26        $103,644
                                                ========        ========        ========        ========

Held to Maturity:

     FHLMC pass-through certificates            $  2,002        $     58                        $  2,060
     FNMA pass-through certificates                4,213              33        $     35           4,211
     Collateralized mortgage obligations           4,423                              44           4,379
                                                --------        --------        --------        --------
            Total                               $ 10,638        $     91        $     79        $ 10,650
                                                ========        ========        ========        ========

                                                                   September 30, 2001
                                                --------------------------------------------------------
                                                                 Gross           Gross
                                               Amortized       Unrealized      Unrealized     Approximate
                                                  Cost           Gain             Loss         Fair Value
                                                --------        --------        --------        --------
Available for Sale:
     FHLMC  pass-through certificates           $  8,832        $    343                        $  9,175
     FNMA pass-through certificates               14,570             486                          15,056
     GNMA pass-through certificates               42,804           1,103                          43,907
     Collateralized mortgage obligations          48,658             814        $      2          49,470
                                                --------        --------        --------        --------
        Total                                   $114,864        $  2,746        $      2        $117,608
                                                ========        ========        ========        ========

Held to Maturity:
     FHLMC  pass-through certificates           $  2,285        $     68        $      3        $  2,350
     FNMA pass-through certificates                4,684              70              54           4,700
     Collateralized mortgage obligations           4,485              49              34           4,500
                                                --------        --------        --------        --------
        Total                                   $ 11,454        $    187        $     91        $ 11,550
                                                ========        ========        ========        ========

4.       LOANS RECEIVABLE

                                              March 31       September 30
                                               2002               2001
                                             ---------         ---------
Real estate loans:
      Single-family                          $ 172,014         $ 160,289
      Construction and land                     27,277            29,117
      Multi-family and commercial               48,889            43,472
      Home equity and lines of credit           25,753            25,847
Consumer loans                                   1,109             1,125
Commercial loans                                 6,210             8,158
                                             ---------         ---------
      Total loans                              281,252           268,008
Loans in process                               (11,328)          (17,016)
Allowance for loan losses                       (2,168)           (2,181)
Deferred loan fees                                (867)           (1,147)
                                             ---------         ---------
Loans receivable - net                       $ 266,889         $ 247,664
                                             =========         =========

The following is an analysis of the allowance for loan losses:

                                        Six Months Ended
                                            March 31
                                    -----------------------
                                     2002             2001
                                    -------         -------
Balance beginning of period         $ 2,181         $ 2,019
Provisions charged to income            270             270
Charge-offs                            (288)           (139)
Recovery                                  5               1
                                    -------         -------
          Total                     $ 2,168         $ 2,151
                                    =======         =======

         At March 31, 2002 and September 30, 2001, non-performing loans (which consist of loans in excess of 90 days delinquent) amounted to approximately $4,091 and $2,302, respectively.

         Assets classified as substandard (which includes real estate owned) amounted to $4.8 million and $3.5 million at March 31, 2002 and September 30, 2001, respectively. The increase in classified assets was due to the classification of three loans to borrowers whose financial results have weakened increasing the possibility that they will be unable to comply with the terms of their loan agreements. The Company is aggressively pursuing the repayment of the amounts borrowed and will continue monitoring to the adequacy of the collateral. Although management believes the Bank's reserves are adequate at March 31, 2002, recovery of the carrying value of the loans are dependent to a great extent on economic, operating and other conditions that are beyond the control of the Company.

5.       DEPOSITS

         Deposits consist of the following major classifications:

                                        March 31                  September 30
                                         2002                         2001
                               -----------------------       -----------------------
                                Amount          Percent       Amount          Percent
                               --------          -----       --------          -----
Non-interest bearing           $  7,469            2.3%      $  5,698            1.8%
NOW                              52,063           16.2         45,161           14.5
Passbook                         41,038           12.8         37,806           12.1
Money market demand              48,287           15.0         40,781           13.1
Certificates of deposit         172,753           53.7        182,155           58.5
                               --------          -----       --------          -----
      Total                    $321,610          100.0%      $311,601          100.0%
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

         The calculated basic and diluted earnings per share ("EPS") is as follows:

                                             For the Three Months Ended           For the Six Months Ended
                                                      March 31,                          March 31,
                                            ----------------------------        ----------------------------
                                              2002               2001              2002              2001
                                            ----------        ----------        ----------        ----------
Numerator                                   $      684        $      615        $    1,338        $    1,225
Denominators:
   Basic shares outstanding                  1,927,878         2,080,246         1,918,475         2,084,155
   Effect of dilutive securities               112,538            78,473           106,221            72,890
                                            ----------        ----------        ----------        ----------
   Diluted shares outstanding                2,040,416         2,158,719         2,024,696         2,157,045
                                            ==========        ==========        ==========        ==========
EPS:
   Basic                                    $     0.35        $     0.30        $     0.70        $     0.59
   Diluted                                  $     0.34        $     0.28        $     0.66        $     0.57

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND SEPTEMBER 30, 2001

Total assets of the Company increased $15.1 million, or 3.1%, from $489.1 million at September 30, 2001 to $504.1 million at March 31, 2002. The growth was due mainly to increases in loans receivable of $19.2 million, or 7.8%, and investment securities available for sale of $7.8 million, or 12.5%, partially offset by a decrease in mortgage-related securities of $14.0 million, or 11.9%. The asset growth was primarily funded by increased deposits and the reinvestment of cash flows from mortgage-related securities.

Deposits increased $10.0 million, or 3.2%, from $311.6 million at September 30, 2001 to $321.6 million at March 31, 2002. The increase resulted from increases of $19.4 million, or 15.0%, in core deposits (which consist of passbook, money market, NOW and non-interest-bearing accounts) partially offset by a $9.4 million, or 5.2%, decrease in certificates of deposit. The increase in core deposits reflects the Bank's continued emphasis on developing corporate deposit relationships.

On November 28, 2001, First Keystone Capital Trust II, a trust formed under Delaware law, that is a subsidiary of the Company, issued $8.0 million of pooled trust preferred securities at a variable interest rate based on LIBOR plus a margin. The interest is cumulative and payable semi-annually in arrears. The Company has the option, subject to required regulatory approval, to prepay the securities beginning December 8, 2006. On November 15, 2001, the Company purchased $3.5 million of the existing 9.7% fixed rate trust preferred securities that were issued in August 1997. The purchase is shown net of the "Company-obligated mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company" in the consolidated statement of financial condition.

Stockholders' equity decreased $312,000 due to a decrease in the accumulated comprehensive income of $1.6 million to $1.1 million and to dividends paid partially offset by net income.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001

Net Income.

Net income was $684,000, or $.34 per diluted share, for the three months ended March 31, 2002 as compared to $615,000, or $.28 per diluted share, for the same period in 2001. Net income for the six months ended March 31, 2002 was $1.3 million, or $.66 per diluted share, as compared to $1.2 million, or $.57 per diluted share, for the same period in 2001. The $69,000, or 11.2%, increase in net income for the three months ended March 31, 2002 was due to a $317,000 increase in net interest income partially offset by a $260,000 increase in non-interest expense. The $113,000, or 9.2%, increase in net income for the six months ended March 31, 2002 compared to the same period in 2001 was primarily due to $651,000 increase in net interest income partially offset by a $522,000 increase in non-interest expense.

Net Interest Income.

Net interest income increased $317,000, or 10.8%, to $3.3 million and $651,000, or 11.4%, to $6.4 million for the three and six months ended March 31, 2002, respectively. Such increases were primarily due to $893,000, or 17.7%, and $1.4 million, or 14.2%, decreases in interest expense for the three and six months ended March 31, 2002, respectively, which were partially offset by $576,000, or 7.2%, and $789,000, or 4.9%, decreases in interest income during such periods. The average balance of interest-earning assets increased $29.4 million and $36.5 million for the three and six months ended March 31, 2002, respectively, as compared to the same periods in 2001. Calculated on a fully taxable equivalent basis, the weighted average yield earned on interest-earning assets for the three and six months ended March 31, 2002 decreased 94 basis points to 6.38% compared to the 2001 period. In addition, net interest expense was affected by an increase in the average balance of interest-bearing liabilities of $26.5 million and $32.3 million for the three and six months ended March 31, 2002, respectively, as compared to the same periods in 2001. For the three months ended March 31, 2002, the weighted average rate paid on such liabilities decreased 110 basis points to 3.75% from 4.85% for the same period in the prior fiscal year and 102 basis points to 3.96% for the six months ended March 31, 2001 as compared to 4.98% for the six months ended March 31, 2001. Due to the declining interest rate environment during 2001 and into the first quarter of 2002, the rates paid on interest-bearing liabilities, consisting of deposits and borrowings, adjusted at a faster pace than the Company's interest-earning assets, consisting primarily of loans and investment securities. The interest rate spread and net interest margin, on a fully tax equivalent basis, increased to 2.62% and 2.86%, respectively, for the three months ended March 31, 2002 as compared to 2.46% and 2.75%, respectively, for the same period in 2001. The interest rate spread and net interest margin, on a fully taxable equivalent basis, were 2.55% and 2.79%, respectively, for the six months ended March 31, 2002 as compared to 2.45% and 2.73%, respectively, for the same period in 2001.

Provision for Loan Losses.

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company's primary market area, and other factors related to the collectibility of the Company's loan and loans held for sale portfolios. For the three and six months ended March 31, 2002, the provision for loan losses remain unchanged at $135,000 and $270,000, respectively compared for the same period in 2001. At March 31, 2002, non-performing assets totaled $4.5 million, or .88% of total assets, as compared to $3.2 million at September 30, 2001.

The Company's coverage ratio, which is the ratio of the allowance for loan losses to non-performing assets, was 48.7% and 68.4% at March 31, 2001 and September 30, 2001, respectively. The coverage ratio was adversely affected by the placement of three commercial real estate loans totaling $2.4 million during the second quarter of fiscal 2002. The Bank owns a 25% participation interest in two loans totaling $1.9 million which consist of loans secured by an 18-hole golf course and golf house, located in Avondale, Pennsylvania. The golf facility is fully operational and continues to generate revenues. The other participating loan of $495,000, which represents a 25% participating interest, is secured by a partially completed storage facility in Clifton Heights, Pennsylvania. The lead lender is in the process of foreclosing on the loans. Based on recent appraisals and other factors, management presently believes the Company has provided appropriate reserves for these properties. However, there can be no assurances that additions to such reserves will not be necessary in future periods.

Management will continue to review its loan portfolio to determine the extent, if any, to which additional loss provisions may be deemed necessary. There can be no assurance that the allowance for loan losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

Non-interest Income.

Non-interest income increased $33,000, or 7.5%, to $471,000 for the three months ended March 31, 2002 as compared to the same period in 2001. The increase for the three months ended March 31, 2002 was primarily due to a 62,000, or 100%, increase in the net gain on sale of real estate owned and $22,000, or 9.4%, increase in service charges and other fees, partially offset by a decline in the net gain on sale of loans and losses on real estate operations. For the six months ended March 31, 2002, non-interest income decreased $3,000 or .3% to $905,000 as compared to the same period in the prior year. The slight decrease during the six months ended March 31, 2002 was primarily a result of declines in the net gain on sale of loans and investment securities and increased expenses related to real estate operations offset by increases in service charges and other fees and gain on sales of real estate owned.

Management believes the expense of real estate operations related to the nonperforming commercial real estate loans as discussed above will significantly increase in the upcoming quarters in connection to the operation of the golf facility. Because the operation is seasonal and highly dependent on weather, public usage and the general economy, estimates of such expenses would be highly speculative at this time.

Non-interest Expense.

Non-interest expense increased $260,000, or 10.3%, during the three months ended March 31, 2002 as compared to the same period in 2001. Increases of $80,000, $90,000, and $47,000 were incurred in compensation and employee benefits, professional fees, and advertising, respectively. For the six months ended March 31, 2002, non-interest expense increased $522,000, or 10.7%, primarily due to increases of $149,000 and $189,000 in compensation and employee benefits and other non-interest expenses, respectively. The increase in salary and employee benefits during the 2002 periods reflected normal salary and benefit expense increases as well as additional costs associated with branch expansion. The increase in other non-interest expense was primarily due to increases in bank service charges, supplies and cash losses.

Income Tax Expense.

Income tax expense increased $21,000 to $137,000 and $14,000 to $257,000 for the three and six months ended March 31, 2002, respectively. The increases were the result of increases in income before income taxes as compared to the same periods in 2001.

Critical Accounting Policies.

In management's opinion, the most critical accounting policy impacting the Company's financial statements is the evaluation of the allowance for loan losses. Management carefully monitors the credit quality of the loan portfolio and makes estimates about the amount of credit losses that have been incurred at each financial statement date. Management evaluates the fair value of collateral supporting the impaired loans using independent appraisals and other measures of fair value. This process involves subjective judgments and assumptions and is subject to change based on factors that may be outside the control of the Company.

Liquidity and Capital Resources.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At March 31, 2002, the Company had short-term borrowings (due within one year or currently callable by the Federal Home Loan Bank of Pittsburgh ("FHLB"), outstanding of $81.0 million, all of which consisted of advances from the FHLB.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments At March 31, 2002, the total approved loan commitments outstanding amounted to $26.9 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $21.3 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2002 totaled $108.6 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

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

As of March 31, 2002, the Bank had regulatory capital which was in excess of applicable limits. The Bank is required under applicable federal banking regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital to at least 8.0% of its risk-weighted assets. At March 31, 2002, the Bank had tangible capital and core capital equal to 7.9% of adjusted total assets and total capital equal to 16.8% of risk-weighted assets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's asset and liability management policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

The Company utilizes reports prepared by the OTS to measure interest rate risk. Using data from the Bank's quarterly thrift financial reports, the OTS models the net portfolio value ("NPV") of the Bank over a variety of interest rate scenarios. The NPV is defined as the present value of expected cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing off- balance sheet contracts. The model assumes instantaneous, parallel shifts in the U.S. Treasury Securities yield curve of 100 to 300 basis points, either up or down, and in 100 basis point increments.

The interest rate risk analysis used by the OTS include an "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure". The "Post-Shock" NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low "Post-Shock" NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The "Sensitivity Measure" is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following table sets forth the Bank's NPV as of March 31, 2002.

                                   Net Portfolio Value

 Changes in
  Rates in                        Dollar          Percentage   Net Portfolio Value    Change in
Basis Points      Amount          Change            Change       As a % of Assets   Percentage (1)
------------      ------          ------            ------       ----------------   --------------
                                   (dollars in thousands)
     300         $ 23,222        $(29,334)          (55.81)%            4.89%          (52.11)%

     200           33,329         (19,228)          (36.59)             6.83           (33.10)

     100           43,418          (9,138)          (17.39)             8.66           (15.18)

       0           52,557                                                               10.21

    (100)          55,461           2,904             5.53             10.60             3.82

(1) Based on the portfolio value of the Bank's assets in the base case scenario

As of March 31, 2002, the Company's NPV was $52.6 million or 10.21% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $19.2 million or 6.83% of the market value of assets. The change in the NPV ratio or the Company's sensitivity measure was (3.37)%.

                                    PART II

Item 1.  Legal Proceedings

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



                                       FIRST KEYSTONE FINANCIAL, INC.

Date:   May 15, 2002                   By: /s/ Donald S. Guthrie
                                           ---------------------
                                       Donald S. Guthrie
                                       President and Chief Executive Officer

Date:   May 15, 2002                   By: /s/ Thomas M. Kelly
                                           -------------------
                                       Thomas M. Kelly
                                       Executive Vice-President and Chief
                                       Financial Officer