Form 10-Q
period 2002-06-30
FIRST KEYSTONE FINANCIAL INC
filed 2002-08-14
CIK 856751

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from .......... to ..........

                      Commission File Number:  000-25328
                       FIRST KEYSTONE FINANCIAL, INC .
                       --------------------------------

            (Exact name of registrant as specified in its charter)

             Pennsylvania                                   23-2576479
-----------------------------------------              ----------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification Number)

              22 West State Street
            Media, Pennsylvania                                19063
----------------------------------------------         -----------------------
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
Yes   X      No
    ------      -------

Number of shares of Common Stock outstanding as of August 9, 2002:  2,002,050

Transitional Small Business Disclosure Format      Yes          No    X
                                                       ------      -------

                        FIRST KEYSTONE FINANCIAL, INC.


                                   CONTENTS

                                                                                              PAGE
                                                                                              ----



  PART I         FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Unaudited Condensed Consolidated Statements of Financial Condition as of
                 June 30, 2002 and September 30, 2001...................................       1

                 Unaudited Condensed Consolidated Statements of Income for the Three
                 and Nine Months Ended June 30, 2002 and 2001..........................        2

                 Unaudited Condensed Consolidated Statement of Changes in Stockholders'
                 Equity for the Nine Months Ended June 30, 2002 ........................       3

                 Unaudited Condensed Consolidated Statements of Cash Flows for the Nine
                 Months Ended June 30, 2002 ............................................       4

                 Notes to Unaudited Condensed Consolidated Financial Statements ........       5

        Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.................................................       10

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk............       14

  PART II        OTHER INFORMATION

        Item 1.  Legal Proceedings.....................................................       15

        Item 2.  Changes in Securities and Use of Proceeds.............................       15

        Item 3.  Defaults Upon Senior Securities.......................................       15

        Item 4.  Submission of Matters to a Vote of Security Holders...................       15

        Item 5.  Other Information.....................................................       15

        Item 6.  Exhibits and Reports on Form 8-K......................................       15

ITEM 1.     FINANCIAL STATEMENTS


FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES
-----------------------------------------------

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
------------------------------------------------------------------
(dollars in thousands)

                                                                                             June 30      September 30
ASSETS                                                                                         2002           2001
------                                                                                     -----------    ----------
Cash and amounts due from depository institutions                                          $     9,528    $    3,753
Interest-bearing deposits with depository institutions                                          20,229        15,378
                                                                                           -----------    ----------
      Total cash and cash equivalents                                                           29,757        19,131
Investment securities available for sale                                                        71,597        62,564
Mortgage-related securities available for sale                                                  92,380       117,608
Loans held for sale                                                                                              225
Mortgage-related securities held to maturity - at amortized cost
     (approximate fair value of $9,840 at June 30, 2002 and $11,550 at September 30, 2001)       9,698        11,454
Loans receivable (net of allowance for loan losses of $2,227
     at June 30, 2002 and $2,019 at September 30, 2001)                                        282,708       247,664
Accrued interest receivable                                                                      3,190         3,353
Real estate owned                                                                                  280           887
Federal Home Loan Bank stock - at cost                                                           6,821         6,917
Office properties and equipment - net                                                            3,596         3,690
Cash surrender value of life insurance                                                          14,761        14,021
Prepaid expenses and other assets                                                                1,803         1,536
                                                                                           -----------    ----------

TOTAL ASSETS                                                                                  $516,591      $489,050
                                                                                           ===========    ==========

LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------

Liabilities:

   Deposits                                                                                   $325,598      $311,601
   Advances from Federal Home Loan Bank                                                        131,195       126,070
   Accrued interest payable                                                                      1,044         1,804
   Advances from borrowers for taxes and insurance                                               3,089           696
   Deferred income taxes                                                                           349           282
   Accounts payable and accrued expenses                                                         2,515         1,776
                                                                                            ----------   -----------

        Total liabilities                                                                      463,790       442,229
                                                                                            ----------   -----------

Company-obligated mandatorily redeemable preferred securities of subsidiary
   trusts holding solely junior subordinated debentures of the Company                          20,889        16,200

Stockholders' Equity:

   Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
   Common stock, $.01 par value, 20,000,000 shares authorized; issued and outstanding:
      2,013,631 shares at June 30, 2002 and 2,033,707 shares at September 30, 2001                  14            14
   Additional paid-in capital                                                                   13,513        13,536
   Common stock acquired by stock benefit plans                                                 (1,034)       (1,147)
   Treasury stock at cost: 698,925 at June 30, 2002 and 686,293 at September 30, 2001           (9,037)       (8,583)
   Accumulated other comprehensive income                                                        2,792         2,664
   Retained earnings - partially restricted                                                     25,664        24,137
                                                                                            ----------    ----------
        Total stockholders' equity                                                              31,912        30,621
                                                                                            ----------    ----------
TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES AND STOCKHOLDERS' EQUITY                 $516,591      $489,050
                                                                                              ========      ========

See notes to unaudited condensed consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES
-----------------------------------------------

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------
(dollars in thousands, except per share data)

                                                      Three months ended    Nine months ended
                                                           June 30              June 30
                                                       ----------------    ------------------
                                                         2002     2001        2002     2001
                                                       -------- -------    -------- ---------
INTEREST INCOME:
   Interest on:
      Loans                                             $4,920   $4,679     $14,326   $13,984
      Mortgage-related securities                        1,523    2,267       5,136     6,622
      Investment securities:
         Taxable                                           647      578       1,850     1,732
         Tax-Exempt                                        301      257         839       782
         Dividends                                         113      176         405       448
      Interest-bearing deposits                             43       86         163       445
                                                       -------  -------    -------- ---------
         Total interest income                           7,547    8,043      22,719    24,013
                                                       -------  -------    -------- ---------
INTEREST EXPENSE:
   Interest on:
      Deposits                                           2,159    3,314       7,507     9,761
      Federal Home Loan Bank advances                    1,737    1,774       5,181     5,566
      Other borrowings                                                                      2
                                                       -------  -------    -------- ---------
         Total interest expense                          3,896    5,088      12,688    15,329
                                                       -------  -------    -------- ---------
NET INTEREST INCOME                                      3,651    2,955      10,031     8,684
PROVISION FOR LOAN LOSSES                                  135      135         405       405
                                                       -------  -------    -------- ---------

NET INTEREST INCOME AFTER PROVISION   FOR LOAN LOSSES    3,516    2,820       9,626     8,279
                                                       -------  -------    -------- ---------

NON-INTEREST INCOME (LOSS):
   Service charges and other fees                          261      248         789       712
   Net gain (loss) on sale of:
      Loans                                                          34          15       103
      Investment securities                                  3       63         (17)       63
      Real estate owned                                     24                   83        20
      Real estate operations                               (55)     (13)       (116)      (47)
   Increase in cash surrender value                        171      163         509       497
   Other                                                    21       34          68        89
                                                       -------  -------    -------- ---------

         Total non-interest income                         425      529       1,331     1,437
                                                       -------  -------    -------- ---------

NON-INTEREST EXPENSE:
   Salaries and employee benefits                        1,250    1,015       3,431     3,047
   Occupancy and equipment expenses                        313      297         939       890
   Professional fees                                       217      191         660       580
   Federal deposit insurance premium                        14       13          43        41
   Data processing                                         100      100         316       301
   Advertising                                             123       99         346       267
   Minority interest in expense of subsidiaries            420      393       1,232     1,179
   Other                                                   588      451       1,478     1,153
                                                       -------  -------    -------- ---------
         Total non-interest expense                      3,025    2,559       8,445     7,458
                                                       -------  -------    -------- ---------
INCOME BEFORE INCOME TAX EXPENSE                           916      790       2,512     2,258
INCOME TAX EXPENSE                                         173      129         431       372
                                                       -------  -------    -------- ---------
NET INCOME                                             $   743  $   661    $  2,081 $   1,886
                                                       =======  =======    ======== =========
BASIC EARNINGS PER COMMON SHARE                        $  0.39  $  0.33    $   1.08 $    0.91
                                                       =======  =======    ======== =========
DILUTED EARNINGS PER COMMON SHARE                      $  0.36  $  0.31    $   1.02 $    0.88
                                                       =======  =======    ======== =========



See notes to unaudited condensed consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES
-----------------------------------------------

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------
(dollars in thousands)

                                                                    Common
                                                                    stock                 Accumulated    Retained
                                                    Additional   acquired by                 other       earnings-      Total
                                            Common    paid-in   stock benefit  Treasury  comprehensive   partially   stockholders'
                                             stock    capital       plans        stock      income      restricted      equity
                                             -----    -------       -----        -----      ------      ----------      ------
BALANCE AT OCTOBER 1, 2001                    $14     $13,536      $(1,147)    $(8,583)     $2,664       $24,137       $30,621

Net income                                                                                                 2,081         2,081
Other comprehensive income, net of tax:
  Net unrealized gain on securities
    net of reclassification adjustment                                                         128                         128
                                                                                             -----                      ------
Comprehensive income                                                                                                     2,209
ESOP stock committed to be released                                    113                                                 113
Excess of fair value above cost of
  ESOP shares committed to be released                    120                                                              120
Purchase of treasury stock                                                        (818)                                   (818)
Exercise of stock options                                (143)                     364                                     221
Dividends - $.27 per share                                                                                  (554)         (554)
                                             ----     -------      --------    --------     ------       -------       -------

BALANCE AT JUNE 30, 2002                      $14     $13,513      $(1,034)    $(9,037)     $2,792       $25,664       $31,912
                                             ====     =======      ========    ========     ======       =======       =======

See notes to unaudited condensed consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------
(dollars in thousands)

                                                                                             Nine months ended
                                                                                                  June 30
                                                                                           ---------------------
                                                                                              2002        2001
                                                                                           ----------   --------
OPERATING ACTIVITIES:
Net income                                                                               $    2,081   $   1,886
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for depreciation and amortization                                            345         328
         Amortization of premiums and discounts                                                 (61)        (65)
         (Gain) loss on sales of:
             Loans                                                                              (15)       (103)
             Investments available for sale                                                      17         (25)
             Mortgage-related securities available for sale                                                 (38)
             Real estate owned                                                                  (83)        (20)
         Provision for loan losses                                                              405         405
         Provision for real estate losses                                                        18
         Amortization of stock benefit plans                                                    233         199
   Changes in assets and liabilities which provided (used) cash:
         Origination of loans held for sale                                                    (275)    (19,329)
         Loans sold in the secondary market                                                     500      22,328
         Accrued interest receivable                                                            163         187
         Prepaid expenses and other assets                                                   (1,007)      4,116
         Accrued interest payable                                                              (760)       (276)
         Accrued expenses                                                                       739         317
                                                                                           --------    --------
             Net cash provided by operating activities                                        2,300       9,910
                                                                                           --------    --------

INVESTING ACTIVITIES:
   Loans originated                                                                        (130,643)    (46,060)
   Purchases of:
      Investment securities available for sale                                              (19,694)    (15,613)
      Mortgage-related securities available for sale                                         (9,284)    (48,879)
   Redemption (purchase) of FHLB stock                                                           96        (245)
   Proceeds from sales of real estate owned                                                     871         578
   Proceeds from sales of:
      Investment securities available for sale                                                3,983       1,025
      Mortgage-related securities available for sale                                                      6,926
   Principal collected on loans                                                              95,298      32,696
   Proceeds from maturities, calls, or repayments of:
      Investment securities available for sale                                                7,180
      Mortgage-related securities available for sale                                         33,971      22,984
      Mortgage-related securities held to maturity                                            1,751       1,228
   Purchase of property and equipment                                                          (251)       (411)
   Net expenditures on real estate acquired through foreclosure                                  (5)       (159)
                                                                                           --------    --------
             Net cash used in investing activities                                          (16,727)    (45,930)
                                                                                           --------    --------

FINANCING ACTIVITIES:
   Net increase in deposit accounts                                                          13,997      41,080
   Net increase (decrease) in FHLB advances                                                   5,125     (18,974)
   Net increase in advances from borrowers for taxes and insurance                            2,393       2,149
   Exercise of stock options                                                                    221
   Issuance of preferred trust securities                                                     8,000
   Purchase of preferred trust securities                                                    (3,311)
   Purchase of treasury stock                                                                  (818)     (3,045)
   Cash dividend                                                                               (554)       (531)
                                                                                           --------    --------
             Net cash provided by financing activities                                       25,053      20,679
                                                                                           --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             10,626     (15,341)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             19,131      40,114
                                                                                           --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $ 29,757    $ 24,773
                                                                                           ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash payments for interest on deposits and borrowings                                   $ 13,488    $ 19,641
   Transfers of loans receivable into real estate owned                                         308         589
   Cash payments of income taxes                                                                550         125





See notes to unaudited condensed consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
------------------------------

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------
(dollars in thousands, except per share amounts)


1.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the unaudited interim periods.

        The results of operations of the three and nine month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2002 or any other period. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders for the year ended September 30, 2001.



2.      INVESTMENT SECURITIES

        The amortized cost and approximate fair value of investment securities are as follows:




                                                                          June 30, 2002
                                                          ------------------------------------------------
                                                                         Gross        Gross
                                                          Amortized   Unrealized   Unrealized  Approximate
                                                            Cost         Gain         Loss     Fair Value
                                                          ========      ======       ======     =========
        Available for Sale:
          U.S. Treasury securities and securities
             of U.S. Government agencies:
                1 to 5 years                              $  9,880     $   134                  $10,014
                5 to 10 years                                1,856         195                    2,051
          Municipal obligations                             21,712         413     $      1      22,124
          Corporate bonds                                   16,287         359          532      16,114
          Mutual funds                                       5,009                        8       5,001
          Asset-backed securities                            3,000          14                    3,014
          Preferred stocks                                   8,586         233           18       8,801
          Other equity investments                           3,476       1,032           30       4,478
                                                          --------      ------       ------     -------
                  Total                                    $69,806      $2,380       $  589     $71,597
                                                          ========      ======       ======     =======

                                                                          September 30, 2001
                                                         ------------------------------------------------
                                                                         Gross      Gross
                                                          Amortized  Unrealized   Unrealized   Approximate
                                                            Cost        Gain        Loss       Fair Value
                                                         -------------------------------------------------
        U.S. Treasury securities and securities
          of U.S. Government agencies:
             1 to 5 years                                $  2,961     $   172                 $  3,133
             5 to 10 years                                  1,843         207                    2,050
        Municipal obligations                              21,890         739       $    3      22,626
        Corporate bonds                                    14,333         277          523      14,087
        Mutual funds                                        5,009           3            8       5,004
        Asset-backed securities                             2,986                       16       2,970
        Preferred stocks                                    9,474           5          282       9,197
        Other equity investments                            2,778         719                    3,497
                                                          -------      ------         ----     -------
                Total                                     $61,274      $2,122         $832     $62,564
                                                          =======      ======         ====     =======



3.      MORTGAGE-RELATED SECURITIES

        Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                                June 30, 2002
                                              ------------------------------------------------
                                                             Gross       Gross
                                               Amortized  Unrealized  Unrealized   Approximate
                                               Cost          Gain        Loss       Fair Value
                                              ------------------------------------------------
        Available for Sale:
          FHLMC pass-through certificates      $ 5,633    $   269                $   5,902
          FNMA pass-through certificates        11,141        409                   11,550
          GNMA pass-through certificates        36,480      1,047                   37,527
          Collateralized mortgage obligations   36,683        718                   37,401
                                               -------    -------                 --------
              Total                            $89,937     $2,443                  $92,380
                                               =======     ======                  =======

        Held to Maturity:
          FHLMC pass-through certificates       $1,548      $  62                   $1,610
          FNMA pass-through certificates         3,815         69          $4        3,880
          Collateralized mortgage obligations    4,335         16           1        4,350
                                                ------     ------         ---      -------
              Total                             $9,698       $147          $5       $9,840
                                                ======       ====          ==       ======

                                                             September 30, 2001
                                              ---------------------------------------------------
                                                             Gross      Gross
                                               Amortized  Unrealized Unrealized   Approximate
                                               Cost          Gain       Loss       Fair Value
                                              ---------------------------------------------------
        Available for Sale:
          FHLMC pass-through certificates     $  8,832     $  343                 $  9,175
          FNMA pass-through certificates        14,570        486                   15,056
          GNMA pass-through certificates        42,804      1,103                   43,907
          Collateralized mortgage obligations   48,658        814         $2        49,470
                                              --------     ------         --      --------
              Total                           $114,864     $2,746         $2      $117,608
                                              ========     ======         ==      ========

        Held to Maturity:
          FHLMC pass-through certificates      $ 2,285      $  68       $  3       $ 2,350
          FNMA pass-through certificates         4,684         70         54         4,700
          Collateralized mortgage obligations    4,485         49         34         4,500
                                               -------       ----        ---       -------
              Total                            $11,454       $187        $91       $11,550
                                               =======       ====        ===       =======

4.      LOANS RECEIVABLE

                                                              June 30         September 30
                                                                2002              2001
                                                              --------         ---------
        Real estate loans:
           Single-family                                      $176,120         $160,289
           Construction and land                                28,408           29,117
           Multi-family and commercial                          57,093           43,472
           Home equity and lines of credit                      26,607           25,847
        Consumer loans                                           1,154            1,125
        Commercial loans                                        10,276            8,158
                                                              --------         --------
           Total loans                                         299,658          268,008
        Loans in process                                       (13,992)         (17,016)
        Allowance for loan losses                               (2,227)          (2,181)
        Deferred loan fees                                        (731)          (1,147)
                                                              --------         --------
           Loans receivable - net                             $282,708         $247,664
                                                              ========         ========


        The following is an analysis of the allowance for loan losses:

                                                                    Nine Months Ended
                                                                         June 30
                                                                    -----------------
                                                                     2002       2001
                                                                    ------     ------
        Balance beginning of period                                 $2,181     $2,019
        Provisions charged to income                                   405        405
        Charge-offs                                                   (368)      (366)
        Recoveries                                                       9        154
                                                                    ------     ------
             Total                                                  $2,227     $2,212
                                                                    ======     ======

        At June 30, 2002 and September 30, 2001, non-performing loans (which consist of loans in excess of 90 days delinquent) amounted to approximately $3,873 million and $2,302 million, respectively. At June 30, 2002, non-performing loans primarily consisted of single-family residential mortgage loans aggregating $1.4 million and three commercial real estate loans totaling $2.4 million. At September 30, 2001, non-performing loans consisted primarily of single-family properties.

        Assets classified as substandard (which includes real estate owned) amounted to $4.2 million and $3.5 million at June 30, 2002 and September 30, 2001, respectively. The increase in classified assets was due to the classification of three loans to borrowers whose financial condition have weakened increasing the possibility that they will be unable to comply with the terms of their loan agreements. The Company is aggressively pursuing the repayment of the amounts borrowed and will continue monitoring the adequacy of the collateral. Although management believes the Bank's reserves for loan losses are adequate at June 30, 2002, recovery of the carrying value of the loans is dependent to a great extent on economic, operating and other conditions that are beyond the control of the Company.

5.      DEPOSITS

        Deposits consist of the following major classifications:

                                                              June 30        September 30
                                                               2002               2001
                                                         ------------------------------------
                                                         Amount   Percent    Amount   Percent
                                                         ------   -------    ------   -------
        Non-interest bearing                          $  10,426     3.2%   $  5,698    1.8%
        NOW                                              52,515    16.1      45,161   14.5
        Passbook                                         42,408    13.0      37,806   12.1
        Money market demand                              49,699    15.3      40,781   13.1
        Certificates of deposit                         170,550    52.4     182,155   58.5
                                                        -------   -----    --------  -----

            Total                                      $325,598   100.0%   $311,601  100.0%
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

        The calculated basic and diluted earnings per share ("EPS") is as follows:

                                    For the Three Months Ended      For the Nine Months Ended
                                             June 30,                       June 30,
                                     ------------------------        ---------------------

                                        2002           2001             2002         2001
                                     ---------      ---------        ---------   ---------
        Numerator                         $743           $661           $2,081      $1,886
        Denominators:
           Basic shares
           outstanding               1,924,740      2,025,074        1,920,563   2,064,461
           Effect of dilutive
           securities                  137,248         95,483          115,952      67,421
                                     ---------      ---------        ---------   ---------
           Diluted shares
           outstanding               2,061,988      2,120,557        2,036,515   2,131,882
                                     =========      =========        =========   =========
        EPS:
           Basic                         $0.39          $0.33            $1.08       $0.91
           Diluted                       $0.36          $0.31            $1.02       $0.88

7.      RECENT ACCOUNTING PRONOUNCEMENTS

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of this statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Management has not determined the impact of applying these provisions. Certain provisions of the statement relating to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of the statement are effective for financial statements issued on or after May 15, 2002. These provisions had no impact on the Company's financial statements.

        In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In addition to historical information, this Quarterly Report on Form 10-Q includes certain "forward-looking statements" based on current management expectations. The Company's actual results could differ materially, as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, from management's expectations. Such forward-looking statements include statements regarding management's current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Company's control. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, availability and cost of energy resources and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees.

The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND SEPTEMBER 30, 2001

Total assets of the Company increased $27.5 million, or 5.6%, from $489.1 million at September 30, 2001 to $516.6 million at June 30, 2002. The growth was due mainly to increases in loans receivable of $35.0 million, or 14.1%, cash and cash equivalents of $10.6 million, or 55.5%, and investment securities available for sale of $9.0 million, or 14.4%, partially offset by a decrease in mortgage-related securities available for sale of $25.2 million, or 21.4%. The increase in loans receivable was mainly attributed to a $15.7 million, or 30.5%, increase in commercial real estate and business loans as well as a $15.8 million, or 9.9%, increase in residential loans compared to September 30, 2001. The Company continues to emphasize on originating higher yielding loans in accordance with the Company's strategic plan. The asset growth was primarily funded by increased deposits and the reinvestment of cash flows from mortgage-related securities.

Deposits increased $14.0 million, or 4.5%, from $311.6 million at September 30, 2001 to $325.6 million at June 30, 2002 due to increases of $25.6 million, or 19.8%, in core deposits (which consist of passbook, money market, NOW and non-interest-bearing accounts) partially offset by a $11.6 million, or 6.4%, decrease in certificates of deposit. The increase in core deposits reflects the Bank's continued emphasis on developing corporate deposit relationships.

In addition, the Company increased the amount of trust preferred securities from $16.2 million at September 30, 2001 to $20.9 million at June 30, 2002 by the issuance of $8.0 million of trust preferred securities offset, in part, by a $3.5 million purchase from a prior issuance of the Company's trust preferred securities.

Stockholders' equity increased $1.3 million due to an increase in net income and accumulated comprehensive income partially offset by quarterly dividends paid and the repurchase of shares of common stock pursuant to the Company's on-going stock repurchase program.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001

NET INCOME.

Net income was $743,000, or $.36 per diluted share, for the three months ended June 30, 2002 as compared to $661,000, or $.31 per diluted share, for the same period in 2001. Net income for the nine months ended June 30, 2002 was $2.1 million, or $1.02 per diluted share, as compared to $1.9 million, or $.88 per diluted share, for the same period in 2001. The $82,000, or 12.4%, increase in net income for the three months ended June 30, 2002 was due to a $696,000 increase in net interest income partially offset by a $104,000 decrease in non-interest income combined with a $466,000 increase in non-interest expense. The $195,000, or 10.3%, increase in net income for the nine months ended June 30, 2002 compared to the same period in 2001 was primarily due to $1.3 million increase in net interest income partially offset by a$106,000 decrease in non-interest income combined with a $987,000 increase in non-interest expense.

NET INTEREST INCOME.

Net interest income increased $696,000, or 23.6%, to $3.7 million and $1.3 million, or 15.5%, to $10.0 million for the three and nine months ended June 30, 2002, respectively. Such increases were primarily due to $1.2 million, or 23.4%, and $2.6 million, or 17.2%, decreases in interest expense for the three and nine months ended June 30, 2002, respectively, which were partially offset by $496,000, or 6.2%, and $1.3 million, or 5.4%, decreases in interest income during such periods. The average balance of interest-earning assets increased $22.5 million and $31.4 million for the three and nine months ended June 30, 2002, respectively, as compared to the same periods in 2001. Calculated on a fully taxable equivalent basis, the weighted average yield earned on interest-earning assets for the three and nine months ended June 30, 2002 decreased 74 basis points to 6.41% and 85 basis points to 6.49%, respectively, compared to the 2001 period. In addition, net interest expense was affected by an increase in the average balance of interest-bearing liabilities of $19.1 million and $27.9 million for the three and nine months ended June 30, 2002, respectively, as compared to the same periods in 2001. For the three months ended June 30, 2002, the weighted average rate paid on such liabilities decreased 127 basis points to 3.48% from 4.75% for the same period in the prior fiscal year and 110 basis points to 3.80% for the nine months ended June 30, 2002 as compared to 4.90% for the nine months ended June 30, 2001. Due to the declining interest rate environment during 2001 and into the first quarter of 2002, the rates paid on interest-bearing liabilities, consisting of deposits and borrowings, adjusted downward at a faster pace than the Company's interest-earning assets, consisting primarily of loans and investment securities. The interest rate spread and net interest margin, on a fully tax equivalent basis, increased to 2.93% and 3.15%, respectively, for the three months ended June 30, 2002 as compared to 2.41% and 2.69%, respectively, for the same period in 2001. The interest rate spread and net interest margin, on a fully tax equivalent basis, were 2.69% and 2.92%, respectively, for the nine months ended June 30, 2002 as compared to 2.44% and 2.71%, respectively, for the same period in 2001.

PROVISION FOR LOAN LOSSES.

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company's primary market area, and other factors related to the collectibility of the Company's loan and loans held for sale portfolios. For the three and nine months ended June 30, 2002, the provision for loan losses remain unchanged at $135,000 and $405,000, respectively compared to the same periods in 2001. At June 30, 2002, non-performing assets totaled $4.2 million, or .80% of total assets, as compared to $3.2 million, or ..65% of total assets, at September 30, 2001.

The Company's coverage ratio, which is the ratio of the allowance for loan losses to non-performing assets, was 53.6% and 68.4% at June 30, 2002 and September 30, 2001, respectively. The coverage ratio was adversely affected by the inclusion of three commercial real estate loans totaling $2.4 million on non-performing status during the second quarter of fiscal 2002. The Bank owns a 25% participation interest in two loans totaling $1.9 million which consist of loans secured by an 18-hole golf course and golf house, located in Avondale, Pennsylvania. The golf facility is fully operational and continues to generate revenues. However, The Company has incurred a represented share of expenses of approximately $110,000 for fiscal 2002. Management believes the expense of real estate operations will continue in the upcoming quarters in connection to the operation of the golf facility. The other participating loan of $495,000, which represents a 25% participating interest, is secured by a partially completed storage facility in Clifton Heights, Pennsylvania. The lead lender on all three loans is in the process of foreclosing on the loans. Based on recent appraisals and other factors, management presently believes the Bank has provided appropriate reserves for these properties. However, there can be no assurances that additions to such reserves will not be necessary in future periods.

Management will continue to review its loan portfolio to determine the extent, if any, to which additional loss provisions may be deemed necessary. There can be no assurance that the allowance for loan losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

NON-INTEREST INCOME.

Non-interest income decreased $104,000, or 19.7%, to $425,000 for the three months ended June 30, 2002 as compared to the same period in 2001. The decrease for the three months ended June 30, 2002 was primarily due to a $70,000 decrease on the sale of assets and $42,000 increase in the cost of real estate operations. For the nine months ended June 30, 2002, non-interest income decreased $106,000 or 7.4% to $1.3 million as compared to the same period during the prior year. The decrease during the nine months ended June 30, 2002 was primarily a result of declines in the net gain on sale of loans and investment securities and increased expenses related to real estate operations partially offset by increases in service charges and other fees.


NON-INTEREST EXPENSE.

Non-interest expense increased $466,000, or 18.2%, during the three months ended June 30, 2002 as compared to the same period in 2001. Increases of $235,000, $26,000, $24,000 and $137,000 were incurred in salaries and employee benefits, professional fees, advertising and other non-interest expense, respectively. The increase in salaries and employee benefit expenses was related to both the effect of increased fair market value of the Company's common stock related to the ESOP expense as well as declines in asset values with respect to certain supplemental benefit plans which required additional accruals. In addition, compensation increased due to general salary increases and the hiring of additional personnel. Other non-interest expense increased primarily due to expenses relating to the workout of non-performing commercial real estate loans aggregating $2.4 million. For the nine months ended June 30, 2002, non-interest expense increased $987,000, or 13.2%, primarily due to increases of $384,000, $80,000, $79,000 and $325,000 in salaries and employee benefits, professional fees, advertising and other non-interest expense, respectively. The increase in salaries and employee benefits during the 2002 periods reflected normal salary and benefit expense increases as well as additional costs associated with branch expansion. The increase in other non-interest expense was primarily due to increases in workout expenses, bank service charges, and cash losses.

INCOME TAX EXPENSE.

Income tax expense increased $44,000 to $173,000 and $59,000 to $431,000 for the three and nine months ended June 30, 2002, respectively. The increases were the result of increases in income before income taxes as compared to the same periods in 2001.

CRITICAL ACCOUNTING POLICIES

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

LIQUIDITY AND CAPITAL RESOURCES.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets that provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At June 30, 2002, the Company had short-term borrowings (due within one year or currently callable by the Federal Home Loan Bank of Pittsburgh ("FHLB") outstanding of $86.0 million, all of which consisted of advances from the FHLB.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a long-term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments. At June 30, 2002, commitments outstanding for investment securities and approved loans amounted to $3.1 and $31.0 million, respectively. At the same date, commitments under unused lines of credit amounted to $16.4 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2002 totaled $98.9 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

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

As of June 30, 2002, the Bank had regulatory capital that was in excess of applicable limits. The Bank is required under applicable federal banking regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital to at least 8.0% of its risk-weighted assets. At June 30, 2002, the Bank had tangible capital and core capital equal to 7.9% of adjusted total assets and total capital equal to 16.2% of risk-weighted assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


For a discussion of the Company's asset and liability management policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

The Company utilizes reports prepared by the Office of Thrift Supervision ("OTS") to measure interest rate risk. Using data from the Bank's quarterly thrift financial reports, the OTS models the net portfolio value ("NPV") of the Bank over a variety of interest rate scenarios. The NPV is defined as the present value of expected cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing off-balance sheet contracts. The model assumes instantaneous, parallel shifts in the U.S. Treasury Securities yield curve of 100 to 300 basis points, either up or down, and in 100 basis point increments.

The interest rate risk analysis used by the OTS include an "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure". The "Post-Shock" NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low "Post-Shock" NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The "Sensitivity Measure" is the decline in the NPV ratio, in basis points, caused by an increase or decrease in rates, whichever produces a larger decline. The following table sets forth the Bank's NPV as of June 30, 2002.








                                        Net Portfolio Value
         Changes in                                        Net Portfolio
          Rates in                Dollar     Percentage    Value As a %       Change in
        Basis Points   Amount     Change       Change        of Assets      Percentage (1)
        ------------- ---------- ---------- ------------- ---------------- -----------------
                                      (dollars in thousands)
            300         $27,477  $(23,938)     (46.56)%         5.60%          (42.45)%
            200          36,471   (14,945)     (29.07)          7.25           (25.49)
            100          44,982    (6,433)     (12.51)          8.71           (10.48)
             0           51,416                                 9.73
           (100)         51,364       (51)      (0.10)          9.60            (1.35)

        (1) Based on the portfolio value of the Bank's assets in the base case scenario

As of June 30, 2002, the Company's NPV was $51.4 million or 9.73% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $36.4 million or 7.25% of the market value of assets. The change in the NPV ratio or the Company's sensitivity measure was (2.48)%.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit                 Description

           99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)