Form 10-K
period 2002-09-30
FIRST KEYSTONE FINANCIAL INC
filed 2002-12-30
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED SEPTEMBER 30, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          -------

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 126-2). Yes [ ]   No [X]

The aggregate market value of the 1,582,119 shares of Common Stock of the Registrant issued and outstanding on December 16, 2002, which excludes 424,068 shares held by all directors and officers of the Registrant as a group, was approximately $23.6 million. This figure is based on the closing price of $14.90 per share of the Registrant's Common stock on March 28, 2002, the last business day of the Registrant's second fiscal quarter.

Number of shares of Common Stock outstanding as of December 16, 2002: 2,006,187

                       DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 2002 are incorporated into Part II.

(2) Portions of the definitive proxy statement for the 2002 Annual Meeting of Stockholders are incorporated into Part III.

PART I.

ITEM 1. BUSINESS.

GENERAL

         First Keystone Financial, Inc. (the "Company") is a Pennsylvania corporation and sole shareholder of First Keystone Federal Savings Bank, a federally chartered stock savings bank (the "Bank"), which converted to the stock form of organization in January 1995. The only significant assets of the Company are the capital stock of the Bank, the Company's loan to its employee stock ownership plan, and various equity and other investments. See Note 17 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for the fiscal year ended September 30, 2002 set forth as Exhibit 13 hereto ("Annual Report"). The business of the Company primarily consists of the business of the Bank.

         The Bank is a traditional, community oriented bank emphasizing customer service and convenience. The Bank's primary business is to attract deposits from the general public and invest those funds together with other available sources of funds, primarily borrowings, to originate loans. A substantial portion of the Bank's deposits are comprised of core deposits consisting of passbook, money market ("MMDA"), NOW and non-interest-bearing accounts. Core deposits amounted to $154.5 million or 46.7% of the Bank's total deposits at September 30, 2002. The Bank's primary lending emphasis is the origination of loans secured by first and second liens on single-family (one-to-four units) residences located in Delaware and Chester Counties, Pennsylvania and to a lesser degree, Montgomery County, Pennsylvania and New Castle County, Delaware. The Bank originates residential first mortgage loans with either fixed and/or adjustable rates. Adjustable-rate loans are retained for the Bank's portfolio while fixed-rate loans may be sold in the secondary market depending on the Bank's asset/liability strategy, cash flow needs and current market conditions. The Bank also originates for portfolio, due to their generally shorter terms, adjustable or variable interest rates and generally higher yields, loans secured by commercial and multi-family residential real estate properties as well as residential and commercial construction loans secured by properties located in the Bank's market area. The level of the Bank's originations of commercial, construction and multi-family residential loans has remained strong as a direct result of the Bank's continued emphasis on developing business loan products. Multi-family residential and commercial real estate loans amounted to $60.4 million or 19.9% of the total loan portfolio at September 30, 2002 as compared to $43.5 million or 16.2% at September 30, 2001. In addition, the Bank originates for sale in the secondary market, servicing released, non-conforming loans in excess of Fannie Mae ("FNMA") and Freddie Mac ("FHLMC") limits. The Bank has on occasion purchased loan participation interests in both residential and commercial real estate loans depending on market conditions and portfolio needs, although no such purchases were made during the fiscal year ended September 30, 2002.

         To a lesser extent, the Bank also originates consumer loans (consisting almost entirely of home equity loans and lines of credit) and other mortgage loans.

         In addition to its deposit gathering and lending activities, the Bank invests in mortgage-related securities, which are issued or guaranteed by U.S. Government agencies and government sponsored or private enterprises, as well as U.S. Treasury and federal government agency obligations, corporate bonds and municipal obligations. At September 30, 2002, the Bank's mortgage-related securities (including mortgage-related securities available for sale) amounted to $94.5 million, or 18.2% of the Company's total assets, and investment securities available for sale amounted to $80.6 million, or 15.6% of total assets.

MARKET AREA AND COMPETITION

         The Bank's primary market area is in Delaware and Chester Counties, which is located in the southeastern corner of Pennsylvania between two metropolitan areas, Philadelphia, PA and Wilmington, DE. There is easy access to I-95, the Philadelphia International Airport and the Delaware River. The Bank is fortunate to be located in such a desirable geographic area. New York City is just 92 miles away from the Bank's headquarters in Media, PA, Baltimore, MD is only 80 miles, and the distance to Washington, DC is just 127 miles.

         Through an extensive highway and telecommunications network, the Delaware County's economy is knitted tightly into a regional economy of more than 2.5 million workers. Census 2000 lists Delaware County as having 14,394 business establishments with the number of jobs in the County (258,922) at an all time high. Most of the businesses are in corporate and professional services, distributive services and the manufacturing sector. Census 2000 shows Delaware County has a large, well-educated, and skilled local labor force of 258,782. Nearly one quarter of the County's population is 25 years or older and has earned a four-year college degree. The total number of people employed as executives, managers, professionals, and technicians is 101,646. Philadelphia's central location in the Northeast corridor, infrastructure and other factors has made the Bank's market area attractive to many large corporate employers including Comcast Corp., Boeing, State Farm Insurance, United Parcel Service, PECO Energy, SAP America, Inc., Wawa, the Franklin Mint and many others.

         The Philadelphia area economy is typical of many large Northeastern cities where the traditional manufacturing based economy has declined and has been replaced by the service sector including the health care market. Crozer/Keystone Health System and Mercy Health Corp are amongst the larger employers within the Bank's market area. According to the Delaware County Chamber of Commerce, there are 82 degree-granting institutions and 47,000 graduates annually in the region, representing more colleges and universities than any other area in the United States. Delaware County also has one of the nation's lowest unemployment rates and one of the most active Chamber of Commerce Offices in the State. The U.S. Small Business Administration, Philadelphia District Office, named the Delaware County Chamber the Eastern Region Chamber of the Year in 2001. This is the second time the Chamber received this level of recognition.

         According to the 2000 Census, the population of Delaware County is 550,864, a modest 0.6% increase since 1990. During the year 2000, Delaware County Planning Commission reviewed proposals for almost twice as many residential units compared to 1997. Due to the availability of land still suitable for development, the majority of this growth has occurred in the western part of Delaware County, and its contiguous neighbor Chester County. The Bank had benefitted from this growth with the opening of its Chester Heights office in December 1999 which has exceeded the Company's deposit and consumer loan projections. Chester County has grown over 15% since 1990 and is expected to increase further in the next decade. The communities in Chester County that are experiencing growth are East Marlborough Township, New Garden Township and East Goshen which surround the Bank's Chester County office.

         The Bank faces strong competition both in attracting deposits and making real estate loans. Its most direct competition for deposits has historically come from other savings associations, credit unions and commercial banks located in its market area including many large regional financial institutions which have greater financial and marketing resources available to them. The ability of the Bank to attract and retain core deposits depends on its ability to provide a competitive rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

                                                                              September 30,
                                                   ---------------------------------------------------------------------
                                                            2002                    2001                    2000
                                                   --------------------     -------------------     --------------------
                                                    Amount        %          Amount         %         Amount        %
                                                   ---------   --------     ---------    ------     ---------    -------
                                                                            (Dollars in thousands)
Real estate loans:
  Single-family                                    $ 173,736      57.32%    $ 160,289     59.81%    $ 160,143      65.54%
  Multi-family and commercial                         60,379      19.92        43,472     16.22        37,870      15.5
  Construction and land                               28,292       9.33        29,117     10.86        17,905      7.33
  Home equity loans and lines of credit               27,595       9.10        25,847      9.65        22,597      9.25
                                                     -------      -----       -------     -----       -------     -----
      Total real estate loans                        290,002      95.67       258,725     96.54       238,515     97.62
                                                     =======      =====       =======     =====       =======     =====


Consumer:
  Deposit                                                144        .05           232       .09           251       .10
  Education                                               --         --            --        --           285       .12
  Unsecured personal loans                               322        .11           133       .05            --        --
  Other(1)                                               736        .24           760       .28           807       .33
                                                     -------      -----       -------     -----       -------     -----
      Total consumer loans                             1,202        .40         1,125       .42         1,343       .55
                                                     -------      -----       -------     -----       -------     -----
Commercial business loans                             11,919       3.93         8,158      3.04         4,475      1.83
                                                     -------      -----       -------     -----       -------     -----
      Total loans receivable (2)                     303,123     100.00%      268,008    100.00%      244,333     100.00%
                                                     -------     ======       -------    ======       -------     ======
Less:
  Loans in process (construction and land)            11,384                   17,016                  10,330
  Deferred loan origination fees and discounts           605                    1,147                   1,298
  Allowance for loan losses                            2,358                    2,181                   2,019
                                                    --------                 --------                --------
      Total loans receivable, net                   $288,776                 $247,664                $230,686
                                                    ========                 ========                ========

(1)   Consists primarily of credit card loans.

(2)   Does not include $501,000, $225,000. $3.1 million, $1.8 million and $2.8 million of loans held for sale at September 30, 2002, 2001, 2000, 1999 and 1998, respectively.


                                                     1999                     1998
                                                   ---------   --------     ---------  --------
                                                    Amount        %          Amount        %
                                                   ---------   --------     ---------  --------
Real estate loans:
  Single-family                                     $166,802      69.82%    $ 148,088     71.34%
  Multi-family and commercial                         31,188      13.05        20,563      9.91
  Construction and land                               18,426       7.71        15,858      7.64
  Home equity loans and lines of credit               18,624       7.8         19,609      9.45
                                                    --------      -----       -------     -----
      Total real estate loans                        235,040      98.38       204,118     98.34
                                                    --------      -----       -------     -----

Consumer:
  Deposit                                                243        .10           181      0.09
  Education                                              365        .15           449      0.21
  Unsecured personal loans                                --        --             --        --
  Other  (1)                                           1,080        .45         1,429      0.69
                                                     -------      -----       -------     -----
      Total consumer loans                             1,688        .70         2,059      0.99
                                                     -------      -----       -------     -----
Commercial business loans                              2,190        .92         1,390      0.67
                                                     -------      -----       -------     -----
      Total loans receivable (2)                     238,918     100.00%      207,567    100.00%
                                                     -------      ======      -------    ======
Less:
  Loans in process (construction and land)             9,005                    5,781
  Deferred loan origination fees and discounts         1,610                    1,705
  Allowance for loan losses                            1,928                    1,738
                                                    --------                  -------
      Total loans receivable, net                   $226,375                 $198,343
                                                    ========                 ========

Contractual Principal Repayments. The following table sets forth the scheduled contractual maturities of the Bank's loans held to maturity at September 30, 2002. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank's loan portfolio held to maturity.

                                                           Real Estate Loans
                                    -----------------------------------------------------------
                                                         Multi-family                             Consumer and
                                                            and        Construction                Commercial
                                    Single-family (2)    Commercial      and Land        Total    Business Loans    Total
                                    -----------------    ----------    ------------      -----    --------------   --------
                                                                        (Dollars in thousands)
Amounts due in:
One year or less                         $  8,893        $  6,935        $ 28,292      $ 44,120      $ 11,800      $ 55,920
After one year through three years         18,170          10,368            --          28,538           249        28,787
After three years through five years       21,381          12,340            --          33,721           132        33,853
After five years through ten years         60,657          12,068            --          72,725           290        73,015
After ten years through fifteen years      37,663           9,098            --          46,761            42        46,803
Over fifteen years                         54,567           9,570            --          64,137           608        64,745
                                         --------        --------        --------      --------      --------      --------
    Total (1)                            $201,331        $ 60,379        $ 28,292      $290,002      $ 13,121      $303,123
                                         ========        ========        ========      ========      ========      ========

Interest rate terms on amounts due after one year:
  Fixed                                                                                $145,635      $ 15,943      $161,578
  Adjustable                                                                             74,672        10,953        85,625
                                                                                       --------      --------      --------
      Total (1)                                                                        $220,307      $ 26,896      $247,203
                                                                                       ========      ========      ========

----------

(1) Does not include adjustments relating to loans in process, allowances for loan losses and deferred fee income.

(2)   Includes home equity loans and lines of credit.

      Scheduled contractual amortization of loans does not reflect the expected term of the Bank's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan rates are lower than rates on existing mortgage loans (due to refinancings of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

      Loan Origination, Purchase and Sale Activity. The following table shows the loan origination, purchase and sale activity of the Bank during the periods indicated.

                                                                  Year Ended September 30,
                                                           -------------------------------------
                                                               2002         2001          2000
                                                           ---------     ---------     ---------
                                                                       (In thousands)
Gross loans at beginning of period(1)                      $ 268,233     $ 247,532     $ 240,710
                                                           ---------     ---------     ---------
Loan originations for investment:
  Real estate:
    Residential                                               60,719        25,889        20,002
    Commercial and multi-family                               31,300        11,265        10,704
    Construction                                              28,741        18,503        15,470
    Home equity and lines of credit                           21,710        10,363         9,038
                                                           ---------     ---------     ---------
      Total real estate loans originated for investment      142,470        66,020        55,214
   Consumer                                                    2,825         1,287         1,007
   Commercial business                                        21,555        12,102         4,443
                                                           ---------     ---------     ---------
      Total loans originated for investment                  166,850        79,409        60,664
Participations purchased(2)                                     --           1,124           353
Loans originated for resale                                    3,712        20,685        39,531
                                                           ---------     ---------     ---------
      Total originations                                     170,562       101,218       100,548
                                                           ---------     ---------     ---------
Deduct:
  Principal loan repayments and prepayments                 (131,374)      (56,086)      (54,325)
  Transferred to real estate owned                              (361)         (872)       (1,177)
  Loans sold in secondary market                              (3,436)      (23,559)      (38,224)
                                                           ---------     ---------     ---------
      Subtotal                                              (135,171)      (80,517)       93,726
                                                           ---------     ---------     ---------
Net increase  in loans(1)                                     35,391        20,701         6,822
                                                           ---------     ---------     ---------
Gross loans at end of period(1)                            $ 303,624     $ 268,233     $ 247,532
                                                           =========     =========     =========


(1) Includes loans held for sale of $501,000, $225,000 and $3.1 million at September 30, 2002, 2001 and 2000, respectively.

(2)   Consist of commercial real estate loans.

         The residential lending activities of the Bank are subject to written underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Loan applications may be taken at all of the Bank's branch offices by the branch manager or other designated loan officers. Applications for single-family residential mortgage loans for portfolio retention also are obtained through loan originators who are employees of the Bank. The Bank's residential loan originators will take loan applications outside of the Bank's offices at the customer's convenience and are compensated on a commission basis. The Residential Lending Department supervises the process of obtaining credit reports, appraisals and other documentation involved with a loan. In most cases, the Bank requires that a property appraisal be obtained in connection with all new first mortgage loans. Generally, appraisals are not required on home equity loans because alternative means of valuation are used (i.e. tax assessments). Property appraisals generally are performed by an independent appraiser from a list approved by the Bank's Board of Directors. The Bank requires that title insurance (other than with respect to home equity loans) and hazard insurance be maintained on all security properties and that flood insurance be maintained if the property is within a designated flood plain.

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

         Applications for single-family residential mortgage loans which are originated for resale in the secondary market or loans designated for portfolio retention that conform to the requirements for resale into the secondary market and do not exceed FNMA/FHLMC limits are approved by at least one of the following: the Bank's Chief Lending Officer, the Vice President of Mortgage Lending, the Senior Mortgage Loan underwriter or the Loan Committee (a committee comprised of four directors and the Bank's Chief Lending Officer). Residential mortgage loans in excess of FNMA/FHLMC maximum amounts (currently $300,700) but less than $1.0 million must be approved by the Loan Committee. All mortgage loans in excess of $1.0 million must be approved by the Bank's Board of Directors or the Executive Committee thereof. Commercial and multi-family residential real estate loans in excess of $200,000 and construction loans must be approved by the Board of Directors. All mortgage loans which do not require approval by the Board of Directors are submitted to the Board at its next meeting for review and ratification. Home equity loans and lines of credit up to $100,000 can be approved by the Chief Lending Officer, the Vice President of Construction Loans, the Vice President of Mortgage Lending or the Senior Mortgage Loan Underwriter. Loans in excess of such amount must be approved by the Loan Committee.

         Single-Family Residential Loans. Substantially all of the Bank's single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration or partially guaranteed by the Department of Veterans Affairs. The vast majority of the Bank's single-family residential mortgage loans are secured by properties located in Pennsylvania, primarily in Delaware and Chester counties, and are originated under terms and documentation which permit their sale to FHLMC or FNMA. The Bank, consistent with its asset/liability management strategies, sells some of its newly originated longer term fixed-rate residential mortgage loans and to a limited degree, existing longer term fixed-rate residential mortgage loans while retaining adjustable-rate mortgage loans and shorter term fixed-rate residential mortgage loans. See "- Mortgage-Banking Activities."

         The single-family residential mortgage loans offered by the Bank currently consist of fixed-rate loans, including bi-weekly, balloon and adjustable-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank's fixed-rate loans are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as FHLMC and FNMA, and other purchasers in the secondary mortgage market. The Bank also offers bi-weekly loans under the terms of which the borrower makes payments every two weeks. Although such loans have a 30 year amortization schedule, due to the bi-weekly payment schedule, such loans repay substantially more rapidly than a standard monthly amortizing 30-year fixed-rate loan. The Bank also offers five and seven year balloon loans which provide that the borrower can conditionally renew the loan at the fifth or seventh year at a then to-be-determined rate for the remaining 25 or 23 years, respectively, of the amortization period. At September 30, 2002, $168.6 million, or 83.4%, of the Bank's single-family residential mortgage loans held in portfolio were fixed-rate loans, including $19.9 million of bi-weekly, fixed-rate residential mortgage loans.

     The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three or five years in accordance with a designated index, such as U.S. Treasury obligations, adjusted to a constant maturity ("CMT"), plus a stipulated margin. The Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a cap and floor of 6% on any such increase or decrease over the life of the loan. In order to increase the originations of adjustable-rate loans, the Bank has been originating loans which bear a fixed interest rate for a period of three to five years after which they convert to one-year adjustable-rate loans. The Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization. Although the Bank does offer adjustable-rate loans with initial rates below the fully indexed rate, such loans are underwritten using methods approved by FHLMC and FNMA which require borrowers to be qualified at 2% above the discounted loan rate under certain conditions. At September 30, 2002, $33.6 million, or 16.6%, of the Bank's single-family residential mortgage loans held for portfolio were adjustable-rate loans.

         Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because in the event interest rates increase, the loan payment by the borrower also increases to the extent permitted by the terms of the loan, thereby increasing the potential for default. In addition, adjustable-rate loans tend to prepay and convert to fixed rates when the overall interest rate environment is low. Moreover, as with fixed-rate loans, as interest rates increase, the marketability of the underlying collateral property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

         For conventional residential mortgage loans held in portfolio and also for those loans originated for sale in the secondary market, the Bank's maximum loan-to-value ("LTV") ratio is 97%, and is based on the lesser of sales price or appraised value. On most loans with a LTV ratio of over 80%, private mortgage insurance may be required to be obtained or the Bank may lend the excess as an equity loan.

         Commercial and Multi-Family Residential Real Estate Loans. The Bank has moderately increased its investment in commercial and multi-family residential lending. Such loans are being made primarily to small- and medium-sized businesses located in the Bank's primary market area, a segment of the market that the Bank believes has been underserved in recent years. Loans secured by commercial and multi-family residential real estate amounted to $60.4 million, or 19.9%, of the Bank's total loan portfolio, at September 30, 2002. The Bank's commercial and multi-family residential real estate loans are secured primarily by professional office buildings, small retail establishments, warehouses and apartment buildings (with 36 units or less) located in the Bank's primary market area.

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

         Multi-family residential and commercial real estate lending entails different and significant risks when compared to single-family residential lending because such loans often involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks also can be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. The Bank attempts to minimize its risk exposure by limiting such lending to proven developers/owners, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and periodically monitoring the operation and physical condition of the collateral. During fiscal 2002, the Bank has experienced difficulties with two borrowers in its commercial real estate loan portfolio which has increased non-performing assets. See "-Non-performing Assets" for further discussion of these non-performing non-performing loans.

         Construction Loans. Substantially all of the Bank's construction loans consist of loans for acquisition and development of properties to construct single-family properties extended either to individuals or to selected developers with whom the Bank is familiar to build such properties on a pre-sold or limited speculative basis.

         To a lesser extent, the Bank provides financing for construction to permanent commercial real estate properties. Commercial construction loans have a maximum term of 24 months during the construction period with interest based upon the prime rate published in the Wall Street Journal ("Prime Rate") plus a margin and have LTV ratios of 80% or less of the appraised value upon completion. The loans convert to permanent commercial real estate loans upon completion of construction. With respect to construction loans to individuals, such loans have a maximum term of 12 months, have variable rates of interest based upon the Prime Rate plus a margin and have LTV ratios of 80% or less of the appraised value of the property upon completion and generally do not require the amortization of principal during the term. Upon completion of construction, the borrower is required to refinance the loan although the Bank may be the lender of the permanent loan secured by the property.

         The Bank also provides construction loans and lines of credit to developers. The majority of construction loans consist of loans to selected local developers with whom the Bank is familiar and who build single-family dwellings on a pre-sold or, to a significantly lesser extent, on a speculative basis. The Bank generally limits to two the number of unsold units that a developer may have under construction in a project. Such loans generally have terms of 36 months or less, have generally a maximum LTV ratios of 75% of the appraised value of the property upon completion and do not require the amortization of the principal during the term. The loans are made with variable rates of interest based on the Prime Rate plus a margin adjusted on a monthly basis. The Bank also receives origination fees that generally range from .5% to 3.0% of the loan commitment. The borrower is required to fund a portion of the project's costs, the exact amount being determined on a case-by-case basis. Loan proceeds are disbursed by percentage of completion of the cost of the project after inspections indicate that such disbursements are for costs already incurred and which have added to the value of the project. Only interest payments are due during the construction phase and the Bank may provide the borrower with an interest reserve from which it can pay the stated interest due thereon.

         At September 30, 2002, residential construction loans totaled $16.7 million, or 5.5%, of the total loan portfolio, primarily consisting of construction loans to developers. At September 30, 2002, commercial construction loans totaled $2.6 million, or .85%, of the total loan portfolio.

         The Bank also originates ground or land loans to individuals to purchase a property on which they intend to build their primary residences, as well as to developers to purchase lots to build speculative homes at a later date. Such loans have terms of 36 months or less with a maximum LTV ratio of 75% of the lower of appraised value or sale price. The loans are made with variable rates based on the Prime Rate plus a margin. The Bank also receives origination fees, which generally range between 1.0% and 3.0% of the loan amount. At September 30, 2002, land loans (including loans to acquire and develop land) totaled $9.0 million, or 3.0%, of the total loan portfolio.

         Loans to developers include both secured and unsecured lines of credit (which are classified as commercial business loans) with outstanding commitments totaling $2.2 million. All have personal guaranties of the principals and are cross-collateralized with existing loans. At September 30, 2002, loans outstanding under builder lines of credit totaled $1.2 million, or .39%, of the total loan portfolio, of which $690,300 were unsecured and given only to the Bank's most creditworthy long standing customers.

         Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property by an appraiser approved by the Board of Directors. In addition, during the term of the construction loan, the project is inspected by an independent inspector.

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

         Home Equity Loans and Lines of Credit. Home equity loans and home equity lines of credit are secured by the underlying equity in the borrower's primary residence or, occasionally, other types of real estate. Home equity loans are amortizing loans with fixed interest rates and generally maximum terms of 15 years while equity lines of credit have adjustable interest rates indexed to the Prime Rate. Generally home equity loans or home equity lines of credit do not exceed $100,000. The Bank's home equity loans and lines of credit generally require combined LTV ratios of 80% or less. Loans with higher LTV ratios are available but with higher interest rates and stricter credit standards. At September 30, 2002, home equity loans and lines of credit amounted to $27.6 million, or 9.1%, of the Bank's total loan portfolio.

         Consumer Lending Activities. The Bank offers consumer loans in order to provide a full range of retail financial services to its customers. At September 30, 2002, $1.2 million, or .4 %, of the Bank's total loan portfolio was comprised of consumer loans. The Bank originates substantially all of such loans in its primary market area. At September 30, 2002, the Bank's consumer loan portfolio was comprised of credit card, deposit, unsecured personal loans and other consumer loans. The Bank's credit card program is primarily offered to only the Bank's most creditworthy customers. At September 30, 2002, these loans totaled $581,000, or .2%, of the total loan portfolio.

         Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

         Commercial Business Loans. The Bank has also emphasized the growth in commercial business loans by granting such loans directly to business enterprises that are located in its market area. The majority of such loans are for less than $1.0 million. The Bank actively targets and markets to small- and medium-sized businesses. Applications for commercial business loans are obtained from existing commercial customers, branch and customer referrals, direct inquiry and those that are obtained by our commercial lending officers. As of September 30, 2002, commercial business loans amounted to $11.9 million, or 3.9%, of the Bank's total loan portfolio.

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

         Although commercial business loans generally are considered to involve greater credit risk than other certain types of loans, management intends to continue to offer commercial business loans to small- and medium-sized businesses in an effort to better serve our community's needs, obtain core noninterest-bearing deposits and increase the Bank's interest rate spread.

         Mortgage-Banking Activities. Due to customer preference for fixed-rate loans, the Bank has continued to originate fixed-rate loans. Long-term (generally 30 years) fixed-rate loans not taken into portfolio for asset/liability purposes are sold into the secondary market. The Bank's net gain on sales of mortgage loans amounted to $84,000, $122,000, and $206,000 during the fiscal years ended September 30, 2002, 2001 and 2000, respectively. Profits from sales of loans held for sale have declined due to declining profitability on subprime lending and the Bank's decision in fiscal 2001 to exit the subprime line of business. The Bank had $501,000 and $225,000 of mortgage loans held for sale at September 30, 2002 and 2001, respectively.

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

                                                            September 30,
                                                      --------------------------
                                                      2002       2001       2000
                                                      ----       ----       ----
                                                            (In thousands)
Loans originated by the Bank and serviced for:
FNMA                                                 $ 1,054    $ 1,726    $ 2,140
FHLMC                                                 50,405     64,195     67,858
Others                                                   367        380        392
                                                     -------    -------    -------
   Total loans serviced for others                   $51,826    $66,301    $70,390
                                                     =======    =======    =======

         The Bank receives fees for servicing mortgage loans, which generally amount to 0.25% per annum on the declining principal balance of mortgage loans. Such fees serve to compensate the Bank for the costs of performing the servicing function. Other sources of loan servicing revenues include late charges. For fiscal years ended September 30, 2002, 2001 and 2000, the Bank earned gross fees of $103,000, $148,000 and $150,000, respectively, from loan servicing. The Bank retains a portion of funds received from borrowers on the loans it services for others in payment of its servicing fees received on loans serviced for others.

         Loans-to-One Borrower Limitations. Regulations impose limitations on the aggregate amount of loans that a savings institution could make to any one borrower, including related entities. Under such regulations, the permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 2002, the Bank's five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $4.3 million to $5.4 million. The Bank's loans-to-one borrower limit was $6.2 million at such date.

ASSET QUALITY

         General. As a part of the Bank's efforts to improve its asset quality, it has developed and implemented an asset classification system. All of the Bank's assets are subject to review under the classification system, but particular emphasis is placed on the review of multi-family residential and commercial real estate loans, construction loans and commercial business loans. All assets of the Bank are periodically reviewed and the classification recommendations submitted to the Asset Classification Committee at least monthly. The Asset Classification Committee is composed of the President and Chief Executive Officer, the Chief Financial Officer, the Vice President of Loan Administration, the Internal Auditor and the Vice President of Construction Lending. All assets are placed into one of the four following categories: Pass, Substandard, Doubtful and Loss. The criteria used to review and establish each asset's classification are substantially identical to the asset classification system used by the Office of Thrift Supervision (the "OTS") in connection with the examination process. As of September 30, 2002, the Bank did not have any assets which it had classified as doubtful or loss. See "- Non-Performing Assets" and "- Other Classified Assets" for a discussion of certain of the Bank's assets which have been classified as substandard and regulatory classification standards generally.

         When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and requesting payment. Contact is generally made after the expiration of the grace period (usually fifteen days) in the form of telephone calls and/or correspondence. In most cases, deficiencies are cured promptly. If the delinquency increases, the Bank will initiate foreclosure actions or legal collection actions if a borrower fails to enter into satisfactory repayment arrangements. Such actions generally commence at sixty to ninety days of delinquency.

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

                                         September 30, 2002                         September 30, 2001
                           ------------------------------------------    ----------------------------------------
                                30-59 Days              60-89 Days            30-59 Days           60-89 Days
                           ---------------------   ------------------    ------------------   -------------------
                                        Percent               Percent               Percent               Percent
                                          of                    of                    of                    of
                                         Loan                  Loan                  Loan                  Loan
                            Amount     Category    Amount    Category    Amount    Category   Amount     Category
                            ------     --------    ------    --------    ------    --------   ------     --------
                                                             (Dollars in thousands)
Real estate loans:
  Single-family
    residential               $ --       --%       $405       .23%        $526       .33%      $ 80         .05%
  Commercial                   246       .41         --        --           --        --         --          --
  Home equity                   --        --         35       .13           --        --         --          --
  Construction                  --        --         --        --           --        --         --          --
Consumer loans                  18      1.50         23      1.91          204       .76         46         .17
Commercial
  business loans                33       .28         --        --           --        --         --          --
                              ----       ---       ----       ---         ----       ---       ----         ---
Total                         $297       .10%      $463       .15%        $730       .27%      $126         .05%
                              ====       ===       ====       ===         ====       ===       ====         ===

Non-performing Assets. The following table sets forth the amounts and categories of the Bank's non-performing assets and troubled debt restructurings at the dates indicated.

                                                                            September 30,
                                               --------------------------------------------------------------------------
                                                2002             2001            2000              1999             1998
                                               ------           ------           ------           ------           ------
                                                                 (Dollars in thousands)
Non-performing loans:
  Single-family residential                    $1,237           $1,924           $2,109           $2,312           $2,341
  Commercial and multi-family(1)                2,386               33               --              289              323
  Construction(2)                                  --               --               --              556              895
  Consumer                                         19              314               48               16               43
  Commercial business                             138               --                3                6               83
                                               ------           ------           ------           ------           ------
     Total non-performing loans                 3,780            2,271            2,160            3,179            3,685
                                               ------           ------           ------           ------           ------
Accruing loans more than
 90 days delinquent (5)                         1,358               31              355                1               19
                                               ------           ------           ------           ------           ------
   Total non-performing loans                   5,138            2,302            2,515            3,180            3,704
                                               ------           ------           ------           ------           ------
Real estate owned                                 248              887              947              297            1,663
                                               ------           ------           ------           ------           ------
     Total non-performing assets               $5,386           $3,189           $3,462           $3,477           $5,367
                                               ======           ======           ======           ======           ======
Troubled debt restructurings (3)               $   --           $   --           $   --           $   24           $   46
                                               ======           ======           ======           ======           ======
Total non-performing loans and
  troubled debt restructurings
  as a percentage of gross loans
  receivable (4)                                 1.76%             .92%            1.07%            1.39%            1.85%
                                               ======           ======           ======           ======           ======
Total non-performing assets
  as a percentage of total assets                1.04%             .65%             .75%             .77%            1.29%
                                               ======           ======           ======           ======           ======
Total non-performing assets and
  troubled debt restructurings as
  percentage of total assets                     1.04%             .65%             .75%             .78%            1.30%
                                               ======           ======           ======           ======           ======

----------

(1) Consists of three loans at September 30, 2002, one loan at September 30, 2001and two loans at September 30, 1999, and 1998.

(2) Consists of three loans made to two borrowers at September 30, 1999, and six loans made to three borrowers at September 30, 1998.

(3) Consists of lease financing receivables at September 30, 1999 and 1998 from the Bennett Funding Group of Syracuse, New York ("Bennett Funding"). The troubled debt restructurings entered into in 1997 performed in accordance with the terms of the agreements since the restructurings.

(4) Includes loans receivable and loans held for sale, less construction and land loans in process and deferred loan origination fees and discounts.

(5) Consists of one commercial real estate loan of $1.3 million which returned to current status subsequent to September 30, 2002.

         The $1.2 million of non-performing single-family residential loans at September 30, 2002 consisted of 21 loans with principal balances ranging from $5,000 to $219,000, with an average balance of approximately $58,900. Included within the 21 loans, are four loans aggregating $495,000 to credit impaired borrowers.

         At September 30, 2002, non-performing commercial real estate loans were comprised of three commercial real estate loans totaling $2.4 million. In one relationship, the Bank owns a 25% participation interest in two loans totaling $1.9 million which consist of loans secured by an 18-hole golf course and golf house, located in Avondale, Pennsylvania. The golf facility is fully operational and continues to generate revenues. However, during fiscal 2002, the Bank has incurred expenses in the amount of $213,000 relating to the workout of these loans. Management expects the costs associated with these loans to continue into the next fiscal year. The other relationship is another participating loan of $495,000, which represents a 25% participation interest. The loan is secured by a partially completed storage facility in Clifton Heights, Pennsylvania. The lead lender is in the process of foreclosing on these loans.

         At September 30, 2002, the $248,000 of real estate owned consisted of four single-family residential properties, with an average carrying value of $62,000 with the largest having a carrying value of $137,000.

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

         At September 30, 2002, the Bank had $5.5 million of assets classified as substandard, and no assets classified as doubtful or loss. Substantially all classified assets consist of non-performing assets.

         Allowance for Loan Losses. The Bank's policy is to establish reserves for estimated losses on delinquent loans when it determines that losses are probable. The allowance for losses on loans is maintained at a level believed by management to cover all known and inherent losses in its loan portfolio. Management's analysis of the adequacy of the allowance is based on an evaluation of the loan portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. The level of provisions remained at the same level in fiscal 2002 and 2001 due to the Bank's re-evaluation of its estimate of losses with respect to its non-conforming loans, which it ceased originating in fiscal 2001, and the reallocation of a portion of the allowance to commercial real estate and commercial business loans. As shown in the table below, at September 30, 2002, the Bank's allowance for loan losses amounted to 45.89% and .81% of the Bank's non-performing loans and gross loans receivable, respectively.

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

         Concurrent with the SEC's issuance of SAB No. 102, the federal banking agencies (the Federal Deposit Insurance Corporation (the "FDIC"), the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the OTS represented by the Federal Financial Institutions Examination Council issued an interagency policy statement entitled Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions (the "Policy Statement"). SAB No. 102 and the Policy Statement were the result of an agreement between the SEC and the federal banking agencies in March 1999 to provide guidance on allowance for loan and lease methodologies and supporting documentation.

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

                                                                           Year Ending September 30,
                                                   -----------------------------------------------------------------------
                                                     2002            2001            2000            1999            1998
                                                   -------         -------         --------        -------         -------
                                                                    (Dollars in thousands)
Allowance for loan losses, beginning of            $ 2,181         $ 2,019         $ 1,928         $ 1,738         $ 1,628
  period
Charged-off loans:
  Single-family residential                           (317)           (492)           (182)            (12)            (86)
  Construction                                          --              --            (117)             --              --
  Consumer and commercial business                     (56)            (40)            (64)            (60)            (28)
                                                   -------         -------         -------         -------         -------
    Total charged-off loans                           (373)           (532)           (363)            (72)           (114)
                                                   -------         -------         -------         -------         -------
Recoveries on loans previously charged off:
  Single-family residential                              1              11              --               2              22
  Construction                                          --              --              --              --              14
  Commercial leases (1)                                 --             134              33              --              --
  Consumer and commercial business                       9               9               1               1               2
                                                   -------         -------         -------         -------         -------
    Total recoveries                                    10             154              34               3              38
                                                   -------         -------         -------         -------         -------
Net loans charged-off                                 (363)           (378)           (329)            (69)            (76)
Provision for loan losses                              540             540             420             259             186
                                                   -------         -------         -------         -------         -------
Allowance for loan losses, end of period           $ 2,358         $ 2,181         $ 2,019         $ 1,928         $ 1,738
                                                   =======         =======         =======         =======         =======
Net loans charged-off to average
  loans outstanding(2)                                 .13%            .16%            .14%            .03%            .04%
                                                   =======         =======         =======         =======         =======
Allowance for loan losses
  to gross loans receivable(2)                         .81%            .87%            .86%            .84%            .86%
                                                   =======         =======         =======         =======         =======
Allowance for loan losses
  to total non-performing loans                      45.89%          94.74%          80.28%          60.63%          46.92%
                                                   =======         =======         =======         =======         =======
Net loans charged-off to
 allowance for loan losses                           15.39%          17.33%          16.30%           3.58%           4.37%
                                                   =======         =======         =======         =======         =======
Recoveries to charge-offs                             2.68%          28.95%           9.37%           4.17%          33.33%
                                                   =======         =======         =======         =======         =======

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

                                                                     September 30,
                         --------------------------------------------------------------------------------------------------------
                               2002                 2001                   2000                 1999                  1998
                         -------------------- -------------------- ---------------------- --------------------- -----------------
                                  % of Loans           % of Loans           % of Loans           % of Loans            % of Loans
                                   in Each              in Each               in Each              in Each               in Each
                                  Category to          Category to          Category to          Category to          Category to
                          Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans
                         -------  -----------  ------  -----------  ------  -----------  ------  -----------  ------  -----------
                                                                              (Dollars in thousands)
Single-family
residential              $  815     57.32%     $  615    59.81%     $1,098    65.54%     $  572     69.82%    $  446      71.34%
Commercial and  multi-
  family                    767     19.92         566    16.22         198    15.50         166     13.05        109       9.91
Construction                304      9.33         249    10.86         171     7.33         320      7.71        382       7.64
Home equity                  40      9.10          59     9.65          41     9.25          34      7.80         49       9.45
Consumer                     10       .40          11      .42           8      .55           8       .70         14        .99
Commercial business          86      3.93          87     3.04          60     1.83          14       .92         20        .67
Unallocated                 336        --         594       --         443       --         814        --        718         --
                         ------    ------      ------   ------      ------   ------      ------    ------     ------      ------
    Total allowance for
      loan losses        $2,358    100.00%     $2,181   100.00%     $2,019   100.00%     $1,928    100.00%    $1,738      100.00%
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

         The Bank maintains a significant portfolio of mortgage-related securities (including mortgage-backed securities and collateralized mortgage obligations ("CMOs") as a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and with limited credit risk of default which arises in holding a portfolio of loans to maturity. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family residential mortgages. The principal and interest payments on mortgage-backed securities are passed from the mortgage originators, as servicer, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include FHLMC, FNMA and the Government National Mortgage Association ("GNMA"). The Bank also invests in certain privately issued, credit enhanced mortgage-related securities rated AAA by national securities rating agencies.

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

         Mortgage-related securities generally bear yields which are less than those of the loans which underlie such securities because of their payment guarantees or credit enhancements which reduce credit risk to nominal levels. However, mortgage-related securities are more liquid than individual mortgage loans and may be used to collateralize certain obligations of the Bank. At September 30, 2002, $12.9 million of the Bank's mortgage-related securities were pledged to secure various obligations of the Bank, treasury tax and loan processing and as collateral for certain municipal deposits.

         The Bank's mortgage-related securities are classified as either "held to maturity" or "available for sale" based upon the Bank's intent and ability to hold such securities to maturity at the time of purchase, in accordance with GAAP. As of September 30, 2002, the Bank had an aggregate of $94.5 million, or 18.2%, of total assets invested in mortgage-related securities, net, of which $8.9 million was held to maturity and $85.7 million was available for sale. The mortgage-related securities of the Bank which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield, while mortgage-related securities available for sale are carried at the current fair value. See Notes 2 and 4 of the Notes to Consolidated Financial Statements in the Company's Annual Report.

         The following table sets forth the composition of the Bank's available for sale (at fair value) and held to maturity (at amortized cost) of the mortgage-related securities portfolios at the dates indicated.

                                                                          September 30,
                                                          ------------------------------------------
                                                             2002             2001             2000
                                                          --------         --------         --------
Available for sale:                                                      (In thousands)
Mortgage-backed securities:
  FHLMC                                                   $  5,261         $  9,175         $  5,771
  FNMA                                                      13,463           15,056           23,546
  GNMA                                                      33,621           43,907           38,421
                                                          --------         --------         --------
      Total mortgage-backed securities                      52,345           68,138           67,738
                                                          --------         --------         --------
Collateralized mortgage obligations:
    FHLMC                                                    9,509           10,994            9,117
    FNMA                                                     3,751            6,215            6,905
    GNMA                                                        --               17              309
    Other                                                   20,069(1)        32,244(2)        12,188
                                                          --------         --------         --------
      Total collateralized mortgage obligations             33,329           49,470           28,519
                                                          --------         --------         --------
    Total mortgage-related securities                     $ 85,674         $117,608         $ 96,257
                                                          ========         ========         ========
Held to maturity:
Mortgage-backed securities:
   FHLMC                                                  $  1,433         $  2,285         $  2,898
   FNMA                                                      3,574            4,684            5,674
                                                          --------         --------         --------
     Total mortgage-backed securities                        5,007            6,969            8,572
                                                          --------         --------         --------
Collateralized mortgage obligations:
   FNMA                                                      3,848            4,485            4,484
                                                          --------         --------         --------
      Total collateralized mortgage obligations              3,848            4,485            4,484
                                                          --------         --------         --------
   Total mortgage-related securities, amortized cost      $  8,855         $ 11,454         $ 13,056
                                                          ========         ========         ========
   Total fair value(3)                                    $  9,090         $ 11,550         $ 12,580
                                                          ========         ========         ========

----------

(1) Includes "AAA" rated securities of Northwest Asset Securities Corporation, Credit Suisse First Boston, Washington Mutual and Countrywide Home Loans with book values of $2.9 million, $4.1 million, $5.1 million and $2.7 million, respectively, and fair value of $3.0 million, $4.1 million, $5.1 million and $2.8 million, respectively.

(2) Includes "AAA" rated securities of Northwest Asset Securities Corporation, Chase Mortgage Services, Washington Mutual and Countrywide Home Loans with book values of $5.5 million, $3.1 million, $4.2 million and $5.0 million, respectively, and fair values of $5.7 million, $3.1 million, $4.3 million and $5.0 million, respectively.

(3) See Note 4 of the Notes to Consolidated Financial Statements in the Company's Annual Report.

         The following table sets forth the purchases, sales and principal repayments of the Bank's mortgage-related securities for the periods indicated.

                                                                                 Year Ended September 30,
                                                                         -----------------------------------------
                                                                            2002            2001           2000
                                                                         ---------       ---------       ---------
                                                                                      (In thousands)
Mortgage-related securities, beginning of period(1)(2)                   $ 129,062       $ 109,313       $ 127,543
                                                                         ---------       ---------       ---------
Purchases:
  Mortgage-backed securities - available for sale                            9,280          24,501          11,873
  CMOs - available for sale                                                 18,231          34,162           3,965
Sales:
  Mortgage-backed securities - available for sale                               --          (6,888)        (13,407)
  CMOs - available for sale                                                     --              --          (5,132)
Repayments and prepayments:
  Mortgage-backed securities                                               (26,820)        (21,568)        (10,410)
  CMOs                                                                     (34,554)        (14,808)         (5,675)
Decrease in net premium                                                       (315)           (145)            (62)
Change in net unrealized gain (loss) on mortgage-related securities
    available for sale                                                        (355)          4,495             618
                                                                         ---------       ---------       ---------
Net increase (decrease) in mortgage-related securities                     (34,533)         19,749         (18,230)
                                                                         ---------       ---------       ---------
Mortgage-related securities, end of period(1) (2)                        $  94,529       $ 129,062       $ 109,313
                                                                         =========       =========       =========


----------

(1) Includes both mortgage-related securities available for sale and held to maturity.

(2) Calculated at amortized cost for securities held to maturity and at fair value for securities available for sale.

         At September 30, 2002, the estimated weighted average maturity of the Bank's fixed-rate mortgage-related securities was approximately 2.89 years. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the securities, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, such as the Bank experienced during fiscal 2002 and 2001, if the coupon rates of the underlying mortgages exceed the prevailing market interest rates offered for mortgage loans, refinancings generally increase and accelerate the prepayment rate of the underlying mortgages and the related securities. Conversely, during periods of increasing mortgage interest rates, if the coupon rates of the underlying mortgages are less than the prevailing market interest rates offered for mortgage loans, refinancings generally decrease and decrease the prepayment rate of the underlying mortgages and the related securities. As a result of the declining interest rate environment, the Bank experienced high levels of repayments and accelerated prepayments, and consequently, the Bank reinvested the proceeds of such repayments and prepayments at a lower yield.

         Investment Securities. The following table sets forth information regarding the carrying and fair value of the Company's investment securities, both held to maturity and available for sale, at the dates indicated

                                                        At September 30,
                               -------------------------------------------------------------------
                                      2002                    2001                    2000
                               -------------------     -------------------     -------------------
                               Carrying     Fair       Carrying     Fair       Carrying     Fair
                                Value       Value       Value       Value       Value       Value
                               --------    -------     --------    -------     --------    -------
                                                         (In thousands)
FHLB stock                     $ 6,571     $ 6,571     $ 6,917     $ 6,917     $ 6,672     $ 6,672
U.S. Government and agency
 obligations
   1 to 5 years                 11,986      12,114       2,961       3,133       2,936       2,970
   5 to 10 years                 1,861       2,071       1,843       2,050       6,997       6,745
Municipal securities            19,012      19,800      21,890      22,626      18,930      18,153
Corporate bonds                 14,299      14,720      14,333      14,087       4,910       4,596
Mutual funds                    14,009      14,045       5,009       5,004       2,000       1,970
Asset backed securities          2,837       2,853       2,986       2,970
Preferred stocks                10,682      10,751       9,474       9,197       5,528       4,732
Other equity investments         3,476       4,269       2,778       3,497       2,778       3,049
                               -------     -------     -------     -------     -------     -------
    Total                      $84,733     $87,194     $68,191     $69,481     $50,751     $48,887
                               =======     =======     =======     =======     =======     =======


    At September 30, 2002, the Company had an aggregate of $87.2 million, or 16.8%, of its total assets invested in investment securities, of which $6.6 million consisted of FHLB stock and $80.6 million was investment securities available for sale. Included in U.S. Government and agency obligations is a callable bond with a remaining term of approximately two years. The Bank's investment securities (excluding mutual funds, equity securities and FHLB stock) had a weighted average maturity to the call date of 5.8 years and a weighted average yield of 6.9% (adjusted to a fully taxable equivalent yield).

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

    The Bank has been competitive in the types of accounts and interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. Even with the significant decline in interest rates paid on deposit products in fiscal 2002, due to generally declining returns on competing investment opportunities as well as the effects of the stock market decline, the Bank did not experience disintermediation of deposits into competing investment products in fiscal 2002.

    The following table shows the distribution of, and certain information relating to, the Bank's deposits by type of deposit as of the dates indicated.

                                                         September 30,
                            -----------------------------------------------------------------------
                                    2002                      2001                      2000
                            --------------------      --------------------      -------------------
                             Amount      Percent       Amount      Percent       Amount      Percent
                            --------     -------      --------     -------      --------     -------
                                                     (Dollars in thousands)
Passbook                    $ 41,659       12.60%     $ 37,806       12.13%     $ 37,861       13.89%
MMDA                          48,722       14.73        40,781       13.09        23,583        8.65
NOW                           54,048       16.34        45,161       14.49        38,898       14.27
Certificates of deposit      176,242       53.28       182,155       58.46       165,456       60.71
Noninterest-bearing           10,094        3.05         5,698        1.83         6,764        2.48
                            --------     -------      --------     -------      --------     -------
    Total deposits          $330,765      100.00%     $311,601      100.00%     $272,562      100.00%
                            ========     =======      ========     =======      ========     =======


    The following table sets forth the net savings flows of the Bank during the periods indicated.

                                           Year Ended September 30,
                                      ----------------------------------
                                        2002         2001         2000
                                      --------     --------     --------
                                                 (In thousands)

Increase before interest credited     $ 10,477     $ 27,876     $  1,894
Interest credited                        8,687       11,163        9,842
                                      --------     --------     --------
Net savings increase                  $ 19,164     $ 39,039     $ 11,736
                                      ========     ========     ========

    The following table sets forth maturities of the Bank's certificates of deposit of $100,000 or more at September 30, 2002 by time remaining to maturity (amounts in thousands).

Three months or less                                   $10,764
Over three months through six months                     5,509
Over six months through twelve months                    6,679
Over twelve months                                       9,618
                                                       -------
                                                       $32,570
                                                       =======

    The following table presents, by various interest rate categories, the amount of certificates of deposit at September 30, 2002 and 2001 and the amounts at September 30, 2002 which mature during the periods indicated.

                                                                    Amounts at September 30, 2002
                                   September 30,                            Maturing Within
                               ---------------------     ---------------------------------------------------
     Certificates of
         Deposit                 2002         2001       One Year     Two Years    Three Years    Thereafter
--------------------------     --------     --------     --------     ---------    -----------    ----------
                                                             (Dollars in thousands)
2.0% or less                   $  2,575     $    131     $  1,908     $    667      $     --       $     --
2.01% to 3.0%                    63,105        3,563       58,324        2,505         1,265          1,011
3.01% to 4.0%                    68,059       23,209       41,999       24,659           758            643
4.01% to 5.0%                    22,664       45,287        3,840        1,913         7,369          9,542
5.01% to 6.0%                    10,117       26,107        3,509          709         2,228          3,671
6.01% to 7.0%                     9,722       83,858          114        9,376           232             --
                               --------     --------     --------     --------      --------       --------
Total certificate accounts     $176,242     $182,155     $109,694     $ 39,829      $ 11,852       $ 14,867
                               ========     ========     ========     ========      ========       ========

    The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

                                                             September 30,
                                 ----------------------------------------------------------------------
                                         2002                     2001                     2000
                                 --------------------     --------------------     --------------------
                                              Average                  Average                  Average
                                 Average       Rate       Average       Rate       Average       Rate
                                 Balance       Paid       Balance       Paid       Balance       Paid
                                 --------     -------     --------     -------     --------     -------
                                                         (Dollars in thousands)
Passbook accounts                $ 40,300       1.86%     $ 37,661       2.41%     $ 39,498       2.41%
MMDA accounts                      47,245       2.19        31,645       3.86        17,345       3.44
Certificates of deposit           174,844       4.24       177,086       5.87       164,783       5.61
NOW accounts                       49,235        .81        40,681       1.32        39,918       1.40
Noninterest-bearing deposits        7,720         --         7,658         --         6,613         --
                                 --------                 --------                 --------
    Total deposits               $319,344       3.01%     $294,731       4.43%     $268,157       4.23%
                                 ========     ======      ========     ======      ========     ======

    Borrowings. The Bank may obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in the FHLB and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. The increase in core deposits funded asset growth during fiscal 2002, therefore borrowing from the FHLB was not necessary. During fiscal 2001, deposit increases exceeded asset growth which allowed the Bank to repay some of the existing FHLB advances. The Bank, during fiscal 2000 and 1999, increased its FHLB borrowings to fund asset growth. At September 30, 2002, the Bank had $126.2 million in outstanding FHLB advances. The FHLB advances have certain call features whereby the FHLB of Pittsburgh can call the borrowings after the expiration of certain time frames. The time frames on the callable borrowings range from three months to seven years. See Note 9 of the Notes to Consolidated Financial Statements in the Company's Annual Report for additional information.

SUBSIDIARIES

    The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, service corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. It may invest essentially unlimited amounts in subsidiaries deemed operating subsidiaries that can only engage in activities that the Bank is permitted to engage in. Under such limitations, as of September 30, 2002, the Bank was authorized to invest up to approximately $10.2 million in the stock of, or loans to, service corporations. As of September 30, 2002, the net book value of the Bank's investment in stock, unsecured loans, and conforming loans to its service corporations was $42,700.

    At September 30, 2002, in addition to the Bank, the Company has five direct or indirect subsidiaries: First Keystone Capital Trust I, First Keystone Capital Trust II, FKF Management Corp., Inc., State Street Services Corp., First Pointe, Inc. and First Chester Services, Inc.

    First Keystone Capital Trust I (the "Trust") is a Delaware statutory business trust wholly owned by the Company formed in 1997 for the purpose of issuing trust preferred securities and investing the proceeds therefrom in Junior Subordinated Debentures issued by the Company. See Note 16 of the Notes to Consolidated Financial Statements in the Company's Annual Report for further discussion regarding the issuance of trust preferred securities.

    First Keystone Capital Trust II (the "Trust II") is a Delaware statutory business trust wholly owned by the Company formed in 2001 for the purpose of issuing trust preferred securities and investing the proceeds in Junior Subordinated Debentures issued by the Company. See Note 16 of the Notes to the Consolidated Financial Statements in the Company's Annual Report for further discussion regarding the issuance of trust preferred securities.

    FKF Management Corp., Inc., a Delaware corporation, is a wholly owned operating subsidiary of the Bank established in 1997 for the purpose of managing certain assets of the Bank. Assets under management totaled $149.0 million at September 30, 2002 and were comprised principally of investment and mortgage-related securities.

    State Street Services Corp. is a wholly owned subsidiary of the Bank established in 1999 for the purpose of offering a full array of insurance products through its ownership of a 51% interest in First Keystone Insurance Services, LLC. In addition, it holds a 10% equity position in a title company which offers title services.

    The Bank has two remaining subsidiaries, First Chester Services, Inc. and First Pointe, Inc., which were both involved in real estate management but are now inactive.

EMPLOYEES

    The Bank had 81 full-time employees and 13 part-time employees as of September 30, 2002. None of these employees is represented by a collective bargaining agreement. The Bank believes that it enjoys excellent relations with its personnel.

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

    Federal Activities Restrictions. The Company operates as a unitary savings and loan holding company. Generally, there are only limited restrictions on the activities of a unitary savings and loan holding company which applied to become or was a unitary saving and loan holding company prior to May 4, 1999 and its non-savings institution subsidiaries. Under the Gramm-Leach-Bliley Act of 1999 (the "GLBA"), companies which apply to the OTS to become unitary savings and loan holding companies will be restricted to only engaging in those activities traditionally permitted to multiple saving and loan holding companies. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of grandfathered unitary savings and loan holding companies under the GLBA (such as the Company), if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association qualifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- The Bank - Qualified Thrift Lender Test."

    If the Company were to acquire control of another savings association, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company and would thereafter be subject to further restrictions on its activities.

    The GLBA also imposes financial privacy obligations and reporting requirements on all financial institutions. The privacy regulations require, among other things, that financial institutions establish privacy policies and disclose such policies to its customers at the commencement of a customer relationship and annually thereafter. In addition, financial institutions are required to permit customers to opt out of the financial institution's disclosure of the customer's financial information to non-affiliated third parties.

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

    Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof; or
(ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

    Federal Securities Laws. The Company's Common Stock is registered with the SEC under the Securities Exchange Act of 1934, as amended ("Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

    Shares of Common Stock owned by an affiliate of the Company are subject to the resale restrictions of Rule 144 under the Securities Act of 1933, as amended ("Securities Act"). As long as the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) generally is able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

    Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the company's audit committee members. In addition, the audit partners must be rotated. The bill requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

    Longer prison terms and increased penalties will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution ("FAIR") provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

    The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" ("RPAF"). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the SEC) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to stockholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

    The Bank. The OTS has extensive regulatory authority over the operations of savings associations such as the Bank. As part of this authority, savings associations are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS. The investment and lending authority of savings associations are prescribed by federal laws and regulations and they are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings associations and may also apply to state-chartered savings associations. Such regulation and supervision is primarily intended for the protection of depositors.

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

    Capital requirements. Current OTS capital standards require savings associations to satisfy three different capital requirements. Under these standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4% (3% if the association receives the OTS' highest rating) of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets, with only a limited exception for purchased mortgage servicing rights ("PMSRs"). Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). In addition, under the Prompt Corrective Action provisions of the OTS regulations, all but the most highly rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. See "- Prompt Corrrective Action." At September 30, 2002, the Bank did not have any investment in subsidiaries engaged in impermissible activities and required to be deducted from its capital calculation.

    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") granted the OTS the authority to prescribe rules for the amount of PMSRs that may be included in a savings association's regulatory capital and required that the value of readily marketable PMSRs included in the calculation of a savings association's regulatory capital not exceed 90% of fair market value and that such value be determined at least quarterly. Under OTS regulations, (i) PMSRs do not have to be deducted from tangible and core regulatory capital, provided that they do not exceed 50% of core capital, (ii) savings associations are required to determine the fair market value and to review the book value of their PMSRs at least quarterly and to obtain an independent valuation of PMSRs annually,
(iii) savings associations that desire to include PMSRs in regulatory capital may not carry them at a book value under GAAP that exceeds the discounted value of their future net income stream and (iv) for purposes of calculating regulatory capital, the amount of PMSRs reported as balance sheet assets should amount to the lesser of 90% of their fair market value, 90% of their original purchase price or 100% of their remaining unamortized book value. At September 30, 2002, the Bank had PMSRs totaling $20,600.

    A savings association is allowed to include both core capital and supplementary capital in the calculation of its total capital for purposes of the risk-based capital requirements, provided that the amount of supplementary capital does not exceed the savings association's core capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for repossessed assets or loans more than 90 days past due. Single- family residential real estate loans which are not past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

    At September 30, 2002, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 8.1%, 8.1%, and 16.2%, respectively. See Note 11 to the Notes to Consolidated Financial Statements included in the Company's Annual Report.

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

    The following is a reconciliation of the Bank's equity determined in accordance with GAAP to regulatory tangible, core and risk-based capital at September 30, 2002, 2001 and 2000.

                                           September 30, 2002               September 30, 2001               September 30, 2000
                                    ------------------------------   ------------------------------   ------------------------------
                                    Tangible    Core    Risk-based   Tangible    Core    Risk-based   Tangible    Core    Risk-based
                                    Capital    Capital   Capital     Capital    Capital    Capital    Capital    Capital   Capital
                                    --------   -------  ----------   --------   -------  ----------   --------   -------  ----------
                                                                            (In thousands)
GAAP equity                         $ 40,873   $40,873   $ 40,873    $ 37,211   $37,211   $ 37,211    $ 38,127   $38,127   $ 38,127
Assets required to be deducted(1)         --        --         --          --        --         --          --        --       (511)
General valuation allowances              --        --      2,084          --        --      1,883          --        --      1,667
                                    --------   -------   --------    --------   -------   --------    --------   -------   --------
    Total regulatory capital          40,873    40,873     42,957      37,211    37,211     39,094      38,127    38,127     39,283
Minimum capital requirement            7,597    20,265     21,255       7,189    19,172     18,602       6,874    18,332     17,782
                                    --------   -------   --------    --------   -------   --------    --------   -------   --------
Excess                              $ 33,276   $20,608   $ 21,702    $ 30,022   $18,039   $ 20,492    $ 31,253   $19,795   $ 21,501
                                    ========   =======   ========    ========   =======   ========    ========   =======   ========


(1) Consists of an equity investment which was non-includable in regulatory capital.

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

    Prompt Corrective Action. Under the prompt corrective action regulations of the OTS, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10% or more, has a Tier I risk-based capital ratio of 6% or more, has a Tier I leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk- based capital ratio of 8% or more, a Tier I risk-based capital ratio of 4% or more and a Tier I leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized,"
(iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4% or a Tier I leverage capital ratio that is less than 4% (3% under certain circumstances),
(iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3% or a Tier I leverage capital ratio that is less than 3%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Under specified circumstances, the OTS may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At September 30, 2002, the Bank met the requirements of a "well capitalized" institution under OTS regulations.

    Qualified Thrift Lender Test(the "QTL"). A savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and the implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code"). Currently, the portion of the QTL test that is based on the HOLA rather than the Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing, home equity loans, mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing), stock issued by the FHLB, and direct or indirect obligations of the FDIC. In addition, small business loans, credit card loans, student loans and loans for personal, family and household purposes are allowed to be included without limitation as qualified investments. The following assets, among others, also may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination, 100% of consumer and educational loans (limited to 10% of total portfolio assets) and stock issued by FHLMC or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets.

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

    At September 30, 2002, approximately 70.7% of the Bank's assets were invested in qualified thrift investments, which was in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.

    Restrictions on Capital Distributions. OTS regulations govern capital distributions by savings associations, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions (as a percentage of income) from savings associations meeting at least their minimum capital requirements, so long as such associations notify the OTS and receive no objection to the distribution from the OTS. Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

    Generally, savings associations such as the Bank can, upon 30 days prior notice, distribute during each calendar year an amount equal to or less than its net income for the year to date plus retained net income (which takes into account distributions during such periods) for the preceding two years. Amounts in excess of this must be approved by the OTS.

    OTS regulations also prohibit the Bank from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory (or total) capital of the Bank would be reduced below the amount required to be maintained for the liquidation account established by it for certain depositors in connection with its conversion from mutual to stock form.

    Community Reinvestment. Under the Community Reinvestment Act of 1977, as amended ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The Bank received a satisfactory CRA rating as a result of its last OTS evaluation.

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

    Federal Home Loan Bank System. The Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As of September 30, 2002, the Bank has advances of $126.2 million from the FHLB or 27.2% of its total liabilities. At such date, the Bank had the ability to obtain up to $148.8 million additional advances from FHLB of Pittsburgh.

    As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of Pittsburgh, whichever is greater. At September 30, 2002, the Bank had $6.6 million in FHLB stock, which was in compliance with this requirement.

    The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended September 30, 2002, 2001 and 2000, dividends from the FHLB to the Bank amounted to approximately $278,000, $471,000 and $428,000, respectively. If dividends were reduced, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs will not also cause a decrease in the value of FHLB stock held by the Bank, if any.

    Federal Reserve System. The Board of Governors of the Federal Reserve System ("FRB") requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 2002, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a FRB, the effect of this reserve requirement is to reduce an institution's earning assets.

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

    Bad Debt Reserves. The Bank is permitted to establish reserves for bad debts and to make annual additions thereto which qualify as deductions from taxable income. The Company, as of October 1, 1996, changed its method of computing reserves for bad debts to the experience method (the "Experience Method"). The bad debt deduction allowable under this method is available to small banks with assets less than $500 million. Beginning October 1, 2001, the Company changed its method of computing reserves for bad debts to the specific charge-off method. The bad debt deduction allowable under this method is available to large banks with assets greater than $500 million. Generally, this method allows the Company to deduct an annual addition to the reserve for bad debts equal to it its net charge-offs.

     The Bank treated such change as a change in a method of accounting determined solely with respect to the "applicable excess reserves" of the institution. The amount of applicable excess reserves is taken into account ratably over a six taxable-year period, beginning with the first taxable year beginning after December 31, 1995. For financial reporting purposes, the Company has not incurred any additional tax expense. Amounts that had been previously deferred will be reversed for financial reporting purposes and will be included in the income tax return of the Company, increasing income tax payable. The change from the experience method to the specific charge-off method in the current year did not result in a recapture of bad debt reserves for tax purposes.

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

STATE TAXATION

    The Company and the Bank's subsidiaries are subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate for fiscal 2002 is 9.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed at the rate of 1.1% of a corporation's capital stock value, which is determined in accordance with a fixed formula.

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

ITEM 2. PROPERTIES.

    At September 30, 2002, the Bank conducted business from its executive offices located in Media, Pennsylvania and six full-service offices located in Delaware and Chester Counties, Pennsylvania. See also Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.

    The following table sets forth certain information with respect to the Bank's offices at September 30, 2002.

                                                     Net Book Value   Amount of
        Description/Address           Leased/Owned     of Property    Deposits
--------------------------------      ------------   --------------   ---------
                                                            (In thousands)
Executive Offices:

22 West State Street
Media, Pennsylvania 19063             Owned(1)          $  1,297       $ 95,384

Branch Offices:

3218 Edgmont Avenue
Brookhaven, Pennsylvania 19015        Owned                  422         84,313

Routes 1 and 100
Chadds Ford, Pennsylvania 19318       Leased(2)               78         26,436

23 East Fifth Street
Chester, Pennsylvania 19013           Leased(3)              122         26,304

31 Baltimore Pike
Chester Heights, Pennsylvania 19017   Leased(4)              625         28,831

Route 82 and 926
Kennett Square, Pennsylvania 19348    Leased(5)               38         11,561

330 Dartmouth Avenue
Swarthmore, Pennsylvania 19081        Owned                  105         57,936
                                                        --------       --------
            Total                                       $  2,687       $330,765
                                                        ========       ========

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

    In late September 2001, the Bank was served in the following action: Aurora Loan Services, Inc. v. First Keystone Federal Savings Bank, Civil Action No. 01-CV-4774 (United States District Court for the Eastern District of Pennsylvania). This is a civil action arising out of five residential mortgage loans that Aurora holds in its portfolio. Aurora alleges that it suffered losses in connection with these loans (all of which were purchased by Aurora from the Bank more than 18 months prior to September 2001) and that the Bank is required to purchase the loans or compensate Aurora for its alleged losses. The Complaint asserts claims for breach of contract (Count One), violation of the New York Consumer Protection Law (Count Two) and Unjust Enrichment (Count Three). During September 2002, the lawsuit was settled with the plaintiff in the amount of $570,000. Under the terms of the settlement, the plaintiff will release the Bank from any and all claims it could assert relating to these five mortgage loans.

    In October 2002, the Bank was served with a Demand for Arbitration from Impac Funding Corp. before the American Arbitration Association. The arbitration proceedings are captioned In the Matter of Arbitration between Impac Funding Corp. and First Keystone Federal Savings Bank, American Arbitration Association, Arbitration No. 73- 148-00498-02-JUBA. In its arbitration demand, Impac asserted breach of contract claims relating to its purchase of five residential mortgage loans. Impac Funding is claiming damages of $182,000 plus attorney fees. The Bank submitted their response to the arbitration demand on November 10, 2002. In the Bank's response, the Bank has asserted all defenses on the merit of the claims and denied liability. The Bank believes that its defenses to these claims are meritorious. As of the date hereof, no discovery has been conducted in this case and no hearing date has been set.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The information required herein is incorporated by reference on page 38 of the Registrant's Annual Report and from Part III, Item 12 hereof.

ITEM 6. SELECTED FINANCIAL DATA.

    The information required herein is incorporated by reference from pages 7 to 8 of the Registrant's Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

    The information required herein is incorporated by reference from pages 9 to 19 of the Registrant's Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information required herein is incorporated by reference from pages 10 to 12 of the Registrant's Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements and supplementary data required herein are incorporated by reference from pages 20 to 38 of the Company's Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required herein is incorporated by reference from pages 3 to 7 and page 17 of the Registrant's Proxy Statement dated December 30, 2002 ("Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

     The information required herein is incorporated by reference from pages 11 to 16 of the Registrant's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    The information required herein is incorporated by reference from pages 8 to 10 of the Registrant's Proxy Statement.

    EQUITY COMPENSATION PLAN INFORMATION. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of September 30, 2002.

                                    Number of Shares to be                           Number of Shares Remaining
                                   issued upon the Exercise    Weighted-Average     Available for Future Issuance
                                    of Outstanding Options,    Exercise Price of     (Excluding Shares Reflected
     Plan Category                    Warrants and Rights     Outstanding Options        in the First Column)
-----------------------------      ------------------------   -------------------   -----------------------------
Equity Compensation Plans
 Approved by Security Holders                306,977                $  9.52                      32,344

Equity Compensation Plans Not
 Approved by Security Holders                     --                     --                          --
                                             -------                -------                     -------

         Total                               306,977                $  9.52                      32,344
                                             =======                =======                     =======

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required herein is incorporated by reference from page 17 of the Registrant's Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES.

    Under the supervision and with the participation of the Company's management, including its chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this annual report, and based on their evaluation, the Company's chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

    Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of this Report.

        (1) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's Annual Report.

            Report of Independent Auditors.

            Consolidated Statements of Financial Condition at September 30, 2002 and 2001.

            Consolidated Statements of Income for the Years Ended September 30, 2002, 2001 and 2000.

            Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 2002, 2001 and 2000.

            Consolidated Statements of Cash Flows for the Years Ended September 30, 2002, 2001 and 2000.

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

         3.1   Amended and Restated Articles of Incorporation of First Keystone
               Financial, Inc. *

         3.2   Amended and Restated Bylaws of First Keystone Financial, Inc. *

         4     Specimen Stock Certificate of First Keystone Financial, Inc. *

         10.1  Employee Stock Ownership Plan and Trust of First Keystone
               Financial, Inc. *

         10.2  401(K)/ Profit-sharing Plan of First Keystone Federal Savings
               Bank. *

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

         10.4  Employment Agreement between First Keystone Financial, Inc. and
               Stephen J. Henderson dated May 26, 1999. **

         10.5  Employment Agreement between First Keystone Financial, Inc. and
               Thomas M. Kelly dated May 26, 1999. **

         10.6  Form of Severance Agreement between First Keystone Financial,
               Inc. and Elizabeth M. Mulcahy dated May 26, 1999. **

         10.8  Form of Severance Agreement between First Keystone Financial,
               Inc. and Carol Walsh dated May 26, 1999. **

         10.9  1995 Stock Option Plan.***

         10.10 1995 Recognition and Retention Plan and Trust Agreement.***

         10.11 1998 Stock Option Plan.****

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

         23    Consent of Deloitte & Touche LLP.

         99.1  Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2  Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


        -----------------------

        (*) Incorporated by reference from the Registration Statement Form S-1 (Registration No. 33-84824) filed by the Registrant with the SEC on October 6, 1994, as amended.

        (**) Incorporated by reference from the Form 10-K filed by the Registrant with the SEC on December 29, 1999 (File No. 000-25328).

        (***) Incorporated by reference from the Form 10-K filed by the Registrant with SEC on December 29, 1995 (File No. 000-25328).

        (****) Incorporated from Appendix A of the Registrant's definitive proxy statement dated December 24, 1998 (File No. 000-25328).

        (b) Reports filed on Form 8-K.

        None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIRST KEYSTONE FINANCIAL, INC.

                                    By:  /s/ Donald S. Guthrie
                                       --------------------------------
                                       Donald S. Guthrie
                                       Chairman of the Board and
                                       Chief Executive Officer

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Donald S. Guthrie                                 December 27, 2002
--------------------------------------------------
Donald S. Guthrie
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas M. Kelly                                   December 27, 2002
--------------------------------------------------
Thomas M. Kelly
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Donald A. Purdy                                   December 27, 2002
--------------------------------------------------
Donald A. Purdy
Director

/s/ Edward Calderoni                                  December 27, 2002
--------------------------------------------------
Edward Calderoni
Director

/s/ Edmund Jones                                      December 27, 2002
--------------------------------------------------
Edmund Jones
Director

/s/ Donald G. Hosier, Jr.                             December 27, 2002
--------------------------------------------------
Donald G. Hosier, Jr.
Director

/s/ Marshall J. Soss                                  December 27, 2002
--------------------------------------------------
Marshall J. Soss
Director

/s/ William J. O'Donnell                              December 27, 2002
--------------------------------------------------
William J. O'Donnell
Director

                                  CERTIFICATION

    I, Donald S. Guthrie, Chairman of the Board and Chief Executive Officer of First Keystone Financial, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of First Keystone Financial, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 27, 2002        /s/ Donald S. Guthrie
                               -------------------------------------------------
                               Donald S. Guthrie
                               Chairman of the Board and Chief Executive Officer

                                  CERTIFICATION

    I, Thomas M. Kelly, President and Chief Financial Officer of First Keystone Financial, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of First Keystone Financial, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002                 /s/ Thomas M. Kelly
                                        ---------------------------------------
                                        Thomas M. Kelly
                                        President and Chief Financial Officer