Form 10-Q
period 2002-12-31
FIRST KEYSTONE FINANCIAL INC
filed 2003-02-14
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2002

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from .......... to ..........

                  Commission File Number: 000-25328

                         FIRST KEYSTONE FINANCIAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                    23-0469351
------------------------------------                 ----------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification Number)

         22 West State Street
         Media, Pennsylvania                                19063
----------------------------------------------   ------------------------------
(Address of principal executive office)                   (Zip Code)

       Registrant's telephone number, including area code: (610) 565-6210

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days. Yes   X      No
                      ------      ------

Indicate by check mark whether the Registrant is an accelerator file (as defined
in Rule 12b-2 of the Exchange Act) Yes          No   X
                                       ------      ------

Number of shares of Common Stock outstanding as of February 12, 2002:  2,025,241

Transitional Small Business Disclosure Format   Yes          No   X
                                                   ------      ------

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                                                         PAGE
                                                                                                         ----
PART I            FINANCIAL INFORMATION:

     Item 1.      Financial Statements

                  Unaudited Consolidated Statements of Financial Condition as of
                  December 31, 2002 and September 30, 2002                                                1

                  Unaudited Consolidated Statements of Income for the Three
                  Months Ended December 31, 2002 and 2001                                                 2

                  Unaudited Consolidated Statement of Changes in Stockholders' Equity
                  for the Three Months Ended December 31, 2002                                            3

                  Unaudited Consolidated Statements of Cash Flows for the Three Months
                  Ended December 31, 2002 and 2001                                                        4

                  Notes to Unaudited Consolidated Financial Statements                                    5

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.                                                                  9

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk.                            13

     Item 4.      Controls and Procedures                                                                14

PART II           OTHER INFORMATION

     Item 1.           Legal Proceedings                                                                 15

     Item 2.           Changes in Securities and Use of Proceeds                                         15

     Item 3.           Defaults Upon Senior Securities                                                   15

     Item 4.           Submission of Matters to a Vote of Security Holders                               15

     Item 5.           Other Information                                                                 15

     Item 6.           Exhibits and Reports on Form 8-K                                                  15

     SIGNATURES                                                                                          16

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES
-----------------------------------------------

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL
----------------------------------------------
(dollars in thousands)

                                                                                         December 31    September 30
ASSETS                                                                                     2002              2002
------                                                                              ------------------ -------------
Cash and amounts due from depository institutions                                        $ 13,408        $   4,753
Interest-bearing deposits with depository institutions                                     16,713           19,870
                                                                                          -------          -------
        Total cash and cash equivalents                                                    30,121           24,623
Investment securities available for sale                                                   76,132           80,624
Mortgage-related securities available for sale                                             92,612           85,674
Loans held for sale                                                                           630              501
Mortgage-related securities held to maturity - at amortized cost
      (approximate fair value of $6,570 at December 31, 2002
       and $9,090 at September 30, 2002)                                                    6,424            8,855
Loans receivable (net of allowance for loan loss of $2,530
     and $2,358 at December 31, 2002 and September 30, 2002, respectively)                291,452          288,776
Accrued interest receivable                                                                 2,951            2,971
Real estate owned                                                                             235              248
Federal Home Loan Bank stock - at cost                                                      7,064            6,571
Office properties and equipment - net                                                       3,440            3,491
Cash surrender value of life insurance                                                     14,559           14,362
Prepaid expenses and other assets                                                           1,744            1,650
                                                                                          -------          -------
TOTAL ASSETS                                                                             $527,364         $518,346
                                                                                         ========         ========
LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------

Liabilities:

    Deposits                                                                             $338,374         $330,765
    Advances from Federal Home Loan Bank                                                  126,279          126,237
    Accrued interest payable                                                                  907            1,000
    Advances from borrowers for taxes and insurance                                         2,056              832
    Deferred income taxes                                                                      93              424
    Accounts payable and accrued expenses                                                   6,035            5,413
                                                                                         --------         --------
         Total liabilities                                                                473,744          464,671
                                                                                         --------         --------
Company-obligated mandatorily redeemable preferred securities of subsidiaries
    trusts holding solely junior subordinated debentures of the Company                    20,870           20,880

Stockholders' Equity:

    Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
    Common stock, $.01 par value, 20,000,000 shares authorized; issued and outstanding: 2,011,541 shares at December 31, 2002 and
       2,008,611 shares at September 30, 2002                                                  14               14
    Additional paid-in capital                                                             13,455           13,622
    Employee stock option plans                                                              (955)            (995)
    Treasury stock at cost:  701,015 shares at December 31, 2002 and 703,945 shares
        at September 30, 2002                                                              (9,033)          (9,175)
    Accumulated other comprehensive income                                                  2,560            3,200
    Retained earnings - partially restricted                                               26,709           26,129
                                                                                         --------         --------
         Total stockholders' equity                                                        32,750           32,795
                                                                                         --------         --------
TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES AND STOCKHOLDERS' EQUITY            $527,364         $518,346
                                                                                         ========         ========

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES
-----------------------------------------------

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------
(dollars in thousands, except per share data)

                                                            Three months ended
                                                               December 31
                                                            -----------------
                                                              2002      2001
                                                            -------   -------
INTEREST INCOME:
    Interest on:
      Loans                                                 $ 5,050   $ 4,716
      Mortgage-related securities                             1,110     1,953
      Investment securities:
        Taxable                                                 606       591
        Tax-exempt                                              300       301
        Dividends                                                95       124
      Interest-bearing deposits                                  56        72
                                                            -------   -------
          Total interest income                               7,217     7,757
                                                            -------   -------
INTEREST EXPENSE:
    Interest on:
        Deposits                                              1,967     2,897
        Federal Home Loan Bank advances                       1,740     1,741
                                                            -------   -------
          Total interest expense                              3,707     4,638
                                                            -------   -------
NET INTEREST INCOME                                           3,510     3,119

PROVISION FOR LOAN LOSSES                                       195       135
                                                            -------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           3,315     2,984
                                                            -------   -------
NON-INTEREST INCOME:
    Service charges and other fees                              272       271
    Net gain (loss) on sales of:
       Loans held for sale                                      136        12
       Investment securities                                     11       (20)
    Increase in cash surrender value                            167       171
    Other income                                                 28        24
                                                            -------   -------
          Total non-interest income                             614       458
                                                            -------   -------
NON-INTEREST EXPENSE:
    Salaries and employee benefits                            1,156     1,079
    Occupancy and equipment                                     286       310
    Professional fees                                           215       190
    Federal deposit insurance premium                            14        15
    Data processing                                             120       100
    Advertising                                                 120        93
    Net cost of operation of other real estate                    5        25
    Minority interest in expense of subsidiaries                414       407
    Other                                                       594       450
                                                            -------   -------
          Total non-interest expense                          2,924     2,669
                                                            -------   -------
INCOME BEFORE INCOME TAX EXPENSE                              1,005       773
INCOME TAX EXPENSE                                              224       120
                                                            -------   -------
NET INCOME                                                  $   781   $   653
                                                            =======   =======
BASIC EARNINGS PER COMMON SHARE                             $  0.41   $  0.34
                                                            =======   =======
DILUTED EARNINGS PER COMMON SHARE                           $  0.39   $  0.32
                                                            =======   =======

See notes to unaudited consolidated financial statements

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES
-----------------------------------------------

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
-------------------------------------------------------------------
(dollars in thousands)

                                                                                    Accumulated      Retained
                                              Additional   Employee                    other         earnings-     Total
                                     Common    paid-in    stock option  Treasury   comprehensive     partially  stockholders'
                                     stock     capital      plans        stock        income         restricted     equity
                                     ------   ----------  ------------ ---------   -------------    ----------  ------------
BALANCE AT OCTOBER 1, 2002            $14      $13,622      $(995)      $(9,175)      $ 3,200         $26,129     $32,795
Net income                                                                                                781         781
Other comprehensive income, net of
  tax:
   Net unrealized loss on securities
      net of reclassification
      adjustment(1)                                                                      (640)                       (640)
                                                                                        ------
Comprehensive income                                                                                                  141
                                                                                                                      ---
ESOP stock committed to be released                            40                                                      40
Excess of fair value above cost of
  ESOP shares committed to be released              39                                                                 39
Purchase of treasure stock                                                  (92)                                      (92)
Exercise of stock options                         (206)                     234                                        28
Dividends - $.10 per share                                                                              (201)        (201)
                                      ---      -------      -----       -------       -------         -------     -------
BALANCE AT DECEMBER 31, 2002          $14      $13,455      $(955)      $(9,033)      $ 2,560         $26,709     $32,750
                                      ===      =======      =====       =======       =======         =======     =======


   (1) Disclosure of reclassification amount, net of tax for the three months ended December 31, 2002:

        Net unrealized depreciation arising during the period                      $(633)
        Less: reclassification adjustment for net gains included in net income         7
                                                                                    -----
        Net unrealized loss on securities                                          $(640)
                                                                                    =====


See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES
-----------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------
(dollars in thousands)

                                                                             Three months ended
                                                                                December 31
                                                                              2002        2001
                                                                            --------    --------
OPERATING ACTIVITIES:
    Net income                                                              $    781    $    653
    Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
      Provision for depreciation and amortization                                106         116
      Amortization and accretion of premiums and discounts                       176         (61)
      (Gain) loss on sales of:
         Loans held for sale                                                    (136)        (12)
         Investment securities                                                   (11)         20
         Real estate owned                                                        (2)          3
      Provision for loan losses                                                  195         135
      Amortization of employee stock option plans                                 79          71
      Changes in assets and liabilities which provided (used) cash:
         Origination of loans held for sale                                   (9,318)
         Loans sold in the secondary market                                    9,189         225
         Accrued interest receivable                                              20         114
         Prepaid expenses and other assets                                      (291)       (438)
         Accrued interest payable                                                (93)       (633)
         Accounts payable and accrued expenses                                   622         665
                                                                            --------    --------
             Net cash provided by operating activities                         1,317         858
                                                                            --------    --------
INVESTING ACTIVITIES:
    Loans originated                                                         (40,823)    (45,253)
    Purchases of:
      Mortgage-related securities available for sale                         (26,970)
      Investment securities available for sale                                (3,998)     (8,095)
    Purchase of FHLB stock                                                      (493)
    Proceeds from sales of real estate owned                                      15         197
    Proceeds from sales of investment securities                               2,011       2,980
    Principal collected on loans                                              38,121      37,723
    Proceeds from maturities, calls, or repayments of:
      Investment securities available for sale                                 5,497
      Mortgage-related securities available for sale                          19,834       6,554
      Mortgage-related securities held to maturity                             2,432         228
    Purchase of property and equipment                                           (55)       (106)
                                                                            --------    --------
             Net cash used in investing activities                            (4,429)     (5,772)
                                                                            --------    --------
FINANCING ACTIVITIES:
    Net increase in deposit accounts                                           7,609       7,866
    Net increase (decrease) in FHLB advances                                      42          42
    Issuance of preferred trust securities                                                 8,000
    Purchase of preferred trust securities                                                (3,290)
    Net increase in advances from borrowers for taxes and insurance            1,224       1,198
    Exercise of stock options                                                     28          51
    Purchase of treasure stock                                                   (92)
    Cash dividend                                                               (201)       (183)
                                                                            --------    --------
             Net cash provided by financing activities                         8,610      13,684
                                                                            --------    --------
INCREASE IN CASH AND CASH EQUIVALENTS                                          5,498       8,770
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              24,623      19,131
                                                                            --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 30,121    $ 27,901
                                                                            ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest on deposits and borrowings                   $  3,800    $  5,271
    Cash payments of income taxes                                                             50
    Transfers of loans receivable into real estate owned                                     121


See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES
-----------------------------------------------

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(dollars in thousands, except per share amounts)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the periods.

         The results of operations for the three month period ended December 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2003 or any other period. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders for the year ended September 30, 2002.

2.       INVESTMENT SECURITIES

         The amortized cost and approximate fair value of investment securities available for sale, by contractual maturities, are as follows:


                                                                          December 31, 2002
                                                        --------------------------------------------------------

                                                                          Gross          Gross
                                                          Amortized    Unrealized      Unrealized    Approximate
                                                            Cost          Gain            Loss       Fair Value
                                                          ---------    ----------      ----------    -----------
         U.S. Government agency bonds:
             Less than 1 year                             $  2,992      $     52                      $  3,044
             1 to 5 years                                    6,900            34                         6,934
             5 to 10 years                                   1,866           207                         2,073
         Municipal obligations                              19,015           612                        19,627
         Corporate bonds                                    15,296           629        $   567         15,358
         Mutual funds                                       14,009            26              6         14,029
         Asset-backed securities                             2,541            17                         2,558
         Preferred stocks                                    8,567           214            582          8,199
         Other equity investments                            3,376           954             20          4,310
                                                           -------        ------         ------        -------
             Total                                         $74,562        $2,745         $1,175        $76,132
                                                           =======        ======         ======        =======


                                                                           September 30, 2002
                                                        --------------------------------------------------------

                                                                          Gross           Gross
                                                        Amortized      Unrealized       Unrealized   Approximate
                                                          Cost             Gain            Loss      Fair Value
                                                        ---------      ----------       ----------   -----------
         U.S. Government agency bonds:
             1 to 5 years                                $11,986         $   128                       $12,114
             5 to 10 years                                 1,861             210                         2,071
         Municipal obligations                            19,012             788                        19,800
         Corporate bonds                                  14,299             827           $406         14,720
         Mutual funds                                     14,009              42              6         14,045
         Asset-backed securities                           2,837              16                         2,853
         Preferred stocks                                 10,682             293            224         10,751
         Other equity investments                          3,476             884             90          4,270
                                                         -------          ------           ----        -------
          Total                                          $78,162          $3,188           $726        $80,624
                                                         =======          ======           ====        =======

3.       MORTGAGE-RELATED SECURITIES


         Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                                           December 31, 2002
                                                        --------------------------------------------------------
                                                                          Gross           Gross
                                                           Amortized    Unrealized     Unrealized     Approximate
                                                             Cost          Gain           Loss        Fair Value
                                                           ---------    ----------     ----------     -----------
         Available for Sale:
             FHLMC pass-through certificates              $  4,089       $   259                      $  4,348
             FNMA pass-through certificates                 22,295           510                        22,805
             GNMA pass-through certificates                 27,603         1,222                        28,825
             Collateralized mortgage obligations            36,316           350           $32          36,634
                                                            ------        ------           ---         -------
                 Total                                     $90,303        $2,341           $32         $92,612
                                                           =======        ======           ===         =======
         Held to Maturity:
             FHLMC pass-through certificates               $   972        $   58                       $ 1,030
             FNMA pass-through certificates                  3,054            86                         3,140
             Collateralized mortgage obligations             2,398             4           $ 2           2,400
                                                            ------        ------           ---         -------
                 Total                                      $6,424        $  148           $ 2         $ 6,570
                                                            ======        ======           ===         =======

                                                                            September 30, 2002
                                                        --------------------------------------------------------
                                                                          Gross           Gross
                                                          Amortized    Unrealized      Unrealized    Approximate
                                                            Cost           Gain           Loss        Fair Value
                                                          ---------    ----------      ----------    -----------
         Available for Sale:
             FHLMC pass-through certificates              $  4,986       $   275                      $  5,261
             FNMA pass-through certificates                 13,009           454                        13,463
             GNMA pass-through certificates                 32,407         1,214                        33,621
             Collateralized mortgage obligations            32,884           449           $4           33,329
                                                            ------        ------           --          -------
                 Total                                     $83,286        $2,392           $4          $85,674
                                                           =======        ======           ==          =======
         Held to Maturity:
             FHLMC pass-through certificates                $1,433        $   77                        $1,510
             FNMA pass-through certificates                  3,574            96                         3,670
             Collateralized mortgage obligations             3,848            62                         3,910
                                                            ------        ------                       -------
                 Total                                      $8,855        $  235                       $ 9,090
                                                            ======        ======                       =======

4.       LOANS RECEIVABLE

         Loans receivable consist of the following:

                                                                                     December 31     September 30
                                                                                       2002              2002
                                                                                  -------------     ---------------
         Real estate loans:
              Single-family                                                           $173,780          $173,736
              Construction and land                                                     31,534            28,292
              Multi-family and commercial                                               59,792            60,379
              Home equity and lines of credit                                           27,868            27,595
         Consumer loans                                                                  1,246             1,202
         Commercial loans                                                               11,510            11,919
                                                                                      --------          --------
              Total loans                                                              305,730           303,123
         Loans in process                                                              (11,186)          (11,384)
         Allowance for loan losses                                                      (2,530)           (2,358)
         Deferred loan fees                                                               (562)             (605)
                                                                                      --------          --------
Loans receivable - net                                                                $291,452          $288,776
                                                                                      ========          ========

         The following is an analysis of the allowance for loan losses:

                                                                                           Three Months Ended
                                                                                               December 31
                                                                                         ----------------------
                                                                                          2002           2001
                                                                                          ----           ----
         Balance beginning of period                                                     $2,358         $2,181
         Provisions charged to income                                                       195            135
         Charge-offs                                                                        (31)           (15)
         Recoveries                                                                           8
                                                                                         ------         ------
         Total                                                                           $2,530         $2,301
                                                                                         ======         ======

       At December 31, 2002 and September 30, 2002, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $3,815 and $5,138, respectively. At December 31, 2002, non-performing loans primarily consisted of single-family residential mortgage loans aggregating $1.4 million and three commercial real estate loans totaling $2.4 million.

5.       DEPOSITS

         Deposits consist of the following major classifications:

                                                                        December 31             September 30
                                                                           2002                    2002
                                                                     ------------------      ------------------
                                                                     Amount     Percent      Amount    Percent
                                                                     ------     -------      ------    -------
         Non-interest bearing                                       $  13,849      4.1%     $  10,094     3.1%
         NOW                                                           57,325     17.0         54,048    16.3
         Passbook                                                      41,307     12.2         41,659    12.6
         Money market demand                                           50,230     14.8         48,722    14.7
         Certificates of deposit                                      175,663     51.9        176,242    53.3
                                                                     --------    -----       --------   -----
         Total                                                       $338,374    100.0%      $330,765   100.0%
                                                                     ========    =====       ========   =====

6.       EARNINGS PER SHARE

         Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common share outstanding and common share equivalents that would arise from the exercise of dilutive securities. All dilutive shares consist of options the exercise price of which is lower than the market price of the common stock covered thereby at the dates presented.

         The calculated basic and diluted earnings per share ("EPS") is as follows:

                                                                                Three Months Ended
                                                                                   December 31
                                                                              -----------------------
                                                                                 2002        2001
                                                                              ---------     ---------
         Numerator                                                                 $781          $653
         Denominators:
            Basic shares outstanding                                          1,906,521     1,909,276
            Effect of dilutive securities                                       111,212       105,221
                                                                              ---------     ---------
            Dilutive shares outstanding                                       2,017,733     2,014,497
                                                                              =========     =========
         Earnings per share:
            Basic                                                                 $0.41         $0.34
            Diluted                                                               $0.39         $0.32

7.       RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition in connection with a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. The Company is required to adopt certain disclosure provisions for interim periods beginning after December 15, 2002.

         In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company currently has no guarantees that would be required to be recognized, measured or disclosed under this Interpretation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q includes certain "forward-looking statements" based on management's current expectations. The Company's actual results could differ materially, as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, from management's expectations. Such forward-looking statements include statements regarding management's current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Company's control. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, availability and cost of energy resources and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees.

The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2002 AND SEPTEMBER 30, 2002

Total assets of the Company increased $9.0 million or 1.7% from $518.3 million at September 30, 2002 to $527.4 million at December 31, 2002. The growth was due mainly to increases in cash and cash equivalents of $5.5 million, or 22.3%, mortgage-related securities available for sale of $6.9 million, or 8.1%, partially offset by a decrease in investment securities available for sale of $4.5 million, or 5.6% and mortgage-related securities held to maturity of $2.4 million, or 27.4%. The increase in cash and cash equivalents was mainly attributed to the inflow of cash repayments from loan refinancings and investment securities as well as accelerated prepayments of the mortgage-related securities portfolio. The asset growth was funded by increased deposits.

Deposits increased $7.6 million or 2.3% from $330.8 million at September 30, 2002 to $338.4 million at December 31, 2002. The increase resulted from increases of $8.2 million or 5.3% in core deposits (which consist of passbook, money market, NOW and non-interest bearing accounts) reflecting the Company's emphasis on commercial business accounts and related non-interest bearing checking accounts. In addition, the increases in the money market demand accounts were also due to the continued uncertain climate in the equities market.

Stockholders' equity decreased $45,000 to $32.8 million primarily due to a decrease in the accumulated other comprehensive income of $640,000 and dividends paid of $201,000 partially offset by net income of $781,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
DECEMBER 31, 2002 AND 2001

NET INCOME.
-----------

Net income was $781,000 for the three months ended December 31, 2002 as compared to $653,000 for the same period in 2001. The $128,000 or 19.6% increase in net income for the three months ended December 31, 2002 was primarily due to a $331,000 increase in net interest income after provision for loan losses and a $156,000 increase in non-interest income partially offset by a $255,000 increase in non-interest expense and a $104,000 increase in income tax expense.

NET INTEREST INCOME.
--------------------

Net interest income increased $391,000, or 12.5%, to $3.5 million for the three months ended December 31, 2002 as compared to the same period in 2001. The increase was primarily due to a $931,000, or 20.1%, decrease in interest expense which was partially offset by a $540,000, or 7.0%, decrease in interest income as compared to the 2001 period. The $540,000 decrease in interest income was primarily due to a 67 basis point (on a fully tax equivalent basis) decrease in the weighted yield earned on the Company's interest-earning assets, partially offset by a $16.3 million, or 3.5%, increase in the average balance of such assets. The $931,000 decrease in interest expense was primarily due to a 94 basis point decrease in the weighted average rate paid on interest-bearing liabilities offset, in part, by an increase of $13.8 million, or .1%, in the average balance of such liabilities for the three months ended December 31, 2002, as compared to the same period in 2001.

The interest rate spread and net interest margin, on a fully tax equivalent basis, were 2.79% and 2.98%, respectively, for the three months ended December 31, 2002 as compared to 2.51% and 2.74%, respectively, for the same period in 2001. Management anticipates that the net interest margin will continue to compress as assets continue to reprice downward with the continued historically low interest levels without a corresponding decrease in rates paid.

PROVISION FOR LOAN LOSSES.
--------------------------

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management's analysis includes consideration of the Company's historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the amount of the Company's primary market area, and other factors related to the collectibility of the Company's loan and loans held for sale portfolios. For the three months ended December 31, 2002 and 2001, the provision for loan losses amounted to $195,000 and $135,000, respectively.

At December 31, 2002, non-performing assets totaled $4.1 million or .77% of total assets, a decrease of $1.3 million from September 30, 2002. The decrease in non-performing assets was due to a commercial real estate loan returning to current status. The Company's coverage ratio, which is the ratio of the allowance for loan losses to non-performing assets, was 62.5% and 43.8% at December 31, 2002 and September 30, 2002, respectively. Included in non-performing assets are three commercial real estate loans totaling $2.4 million. The Bank owns a 25% participation interest in two loans totaling $1.9 million which consist of loans secured by an 18-hole golf course and a golf house located in Avondale, Pennsylvania. The golf facility is fully operational and continues to generate revenues. However, in connection with the operations of the facility, the Company has incurred its representative share of expenses totaling of approximately $133,000 for the three months ended December 31, 2002. Management believes that the Company will continue to incur expenses in the upcoming quarters in connection with the operation of the golf facility. The other participating loan of $495,000, which represents a 25% participating interest, is secured by a partially completed storage facility in Clifton Heights, Pennsylvania. The lead lender on all three loans is in the process of foreclosing on the loans. Based on recent appraisals and other factors, management presently believes the Bank has provided adequate reserves for these properties. However, there can be no assurances that additions to such reserves will not be necessary in future periods.

Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

NON-INTEREST INCOME.
--------------------

Non-interest income increased $156,000 or 34.1% to $614,000 for the three months ended December 31, 2002 as compared to the same period in 2001. The increase for the three months ended December 31, 2002 was primarily due to a $124,000 increase on the gain on sale of loans resulting from the considerable increase in the amount of single-family residential loans being originated and sold into the secondary market. However, there can be no assurances the Company will continue to sell loans at the current volume due to the possibility of interest rate increases and a slowdown in the refinancing activity. In addition, the increase in non-interest income was due to a $31,000 increase on the gain on sale of investment securities compared to the same period in the prior year.

OPERATING EXPENSES.
-------------------

Operating expenses increased $255,000 or 9.6% during the three months ended December 31, 2002 compared to the same period in 2001. The increase was primarily due to a $77,000 increase in salaries and employee benefits, a $27,000 increase in data processing and a $144,000 increase in other non-interest expenses, partially offset by a $24,000 decrease in occupancy and equipment expenses.

The increase in salary and employee benefits reflected normal increases, the hiring of additional personnel and higher employee benefit costs. The increase in other non-interest expense was primarily due to expenses related to the workout of the three non-performing commercial real estate loans as previously discussed.

INCOME TAX EXPENSE.
-------------------

Income tax expense increased $104,000 to $224,000 during the three months ended December 31, 2002 as compared to the same period in 2001. The increases were the result of increases in income before income taxes as compared to the same periods in 2001.

CRITICAL ACCOUNTING POLICIES.
-----------------------------

The Company has identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. This policy is significantly affected by management judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. Management carefully monitors the credit quality of the loan portfolio and makes estimates about the amount of credit losses that have been incurred at each financial statement date. Management evaluates the fair value of collateral supporting the impaired loans using independent appraisals and other measures of fair value. This process involves subjective judgments and assumptions and is subject to change based on factors that may be outside the control of the Company.

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At December 31, 2002, the Company had short-term borrowings (due within one year or currently callable by the FHLB) outstanding of $101.4 million, all of which consisted of advances from the FHLB of Pittsburgh.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to fund maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At December 31, 2002, total approved loan commitments outstanding amounted to $9.7 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $19.6 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2002 totaled $111.9 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

As of December 31, 2002, the Bank had regulatory capital which was in excess of applicable requirements. The Bank is required under applicable federal banking regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital to at least 8.0% of its risk-weighted assets. At December 31, 2002, the Bank had tangible capital and core capital equal to 8.2% of adjusted total assets and total capital equal to 16.6% of risk-weighted assets.

IMPACT OF INFLATION AND CHANGING PRICES.
----------------------------------------

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES DISCLOSURES ABOUT MARKET
          RISK

For a discussion of the Company's asset and liability management policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's Annual Report for the year ended September 30, 2002.

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

The interest rate risk measures used by the OTS include an "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure". The "Post-Shock" NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low "Post-Shock" NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The "Sensitivity Measure" is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following sets forth the Bank's NPV as of December 31, 2002.

                                                 Net Portfolio Value
                                                (Dollars in thousands)
        ------------------------------------------------------------------------------------------------------------
          Changes in                                                             Net
           Rates in                      Dollar         Percentage        Portfolio Value As        Change in
         Basis Points      Amount       Change             Change          a % of Assets         Percentage (1)
        ------------------------------------------------------------------------------------------------------------
              300         $31,374        $(11,122)        (26.17)%              6.14%                (20.16)%
              200          35,738          (6,758)        (15.90)               6.84                 (12.87)
              100          41,035          (1,461)         (3.44)               7.69                  (1.91)
               0           42,496                                               7.85
             (100)         37,757          (4,739)        (11.15)               6.93                 (11.72)

         (1) Based on the portfolio value of the Bank's assets in the base case scenario

As of December 31, 2002, the Company's NPV was $42.5 million or 7.85% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $35.7 million or 6.84% of the market value of assets. The change in the NPV ratio or the Company's sensitivity measure was (1.01)%.

ITEM 4. CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls") in accordance with the provisions of Rules 13a-14 and 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Disclosure Controls are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or its "internal controls and procedures for financial reporting" ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CONCLUSIONS. Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to the Company, including its consolidated subsidiaries, during the period for which its periodic reports are being prepared.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                      PART II

Item 1.    Legal Proceedings
           -----------------

           No material changes in the legal proceedings previously disclosed in section Item 3 of the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

Item 2.    Changes in Securities and Use of Proceeds
           -----------------------------------------

           Not applicable

Item 3.    Defaults Upon Senior Securities
           -------------------------------

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           On January 22, 2003, the Annual Meeting of Stockholders of the Company was held to elect management's nominees for director and to ratify the appointment of the Company's independent auditors. No other nominations for directors were submitted. With respect to the election of directors, the results were as follows:

                                                            Votes
                                                ----------------------------
                      Nominee                       For           Withheld
                      -------                    ----------       --------
                      Donald S. Guthrie           1,793,089        31,544
                      Edmund Jones                1,786,727        37,906

           With respect to the ratification of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending September 30, 2003, the results were as follows: 1,824,033 votes for, 598 votes against and 2 votes abstaining.

Item 5.    Other Information
           -----------------

           None

Item 6.    Exhibits and Reports on Form 8-K

           Exhibit       Description
           -------       -----------

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

                                   FIRST KEYSTONE FINANCIAL, INC.

Date:    February 14, 2003         By: /s/ Donald S. Guthrie
                                      -----------------------------------
                                   Donald S. Guthrie
                                   Chairman and Chief Executive Officer

Date:    February 14, 2003         By: /s/ Thomas M. Kelly
                                      -------------------------
                                   Thomas M. Kelly
                                   President and Chief Financial Officer

                                  CERTIFICATION

     I, Donald S. Guthrie, Chairman of the Board and Chief Executive Officer of First Keystone Financial, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Keystone Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003            /s/ Donald S. Guthrie
                                    --------------------------
                                    Donald S. Guthrie
                                    Chairman of the Board and Chief
                                    Executive Officer

                                  CERTIFICATION

     I, Thomas M. Kelly, President and Chief Financial Officer of First Keystone Financial, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Keystone Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003    /s/ Thomas M. Kelly
                            -----------------------------------
                            Thomas M. Kelly
                            President and Chief Financial Officer