Form 10-Q
period 2003-03-31
FIRST KEYSTONE FINANCIAL INC
filed 2003-05-15
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2003

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from .......... to ..........

            Commission File Number: 000-25328

                         FIRST KEYSTONE FINANCIAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Pennsylvania                                             23-0469351
------------------------------------                          ------------------------
(State or other jurisdiction                                     (I.R.S. Employer
of incorporation or organization)                               Identification Number)

         22 West State Street
         Media, Pennsylvania                                              19063
----------------------------------------------                 ------------------------------
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

Indicate by check mark whether the Registrant is an accelerator file (as defined in Rule 12b-2 of the Exchange Act) Yes No X


Number of shares of Common Stock outstanding as of May 8, 2003:  1,985,847

Transitional Small Business Disclosure Format        Yes          No    X
                                                         ------      -----

                        FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                                                        PAGE
                                                                                                        ----

PART I            FINANCIAL INFORMATION:

     Item 1.      Financial Statements

                  Unaudited Consolidated Statements of Financial Condition as of
                  March 31, 2003 and September 30, 2002                                                   1

                  Unaudited Consolidated Statements of Income for the Three and Six
                  Months Ended March 31, 2003 and 2002                                                    2

                  Unaudited Consolidated Statement of Changes in Stockholders' Equity
                  for the Six Months Ended March 31, 2003                                                 3

                  Unaudited Consolidated Statements of Cash Flows for the Six Months
                  Ended March 31, 2003 and 2002                                                           4

                  Notes to Unaudited Consolidated Financial Statements                                    5

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.                                                                 10

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk.                            14

     Item 4.      Controls and Procedures                                                                15

PART II           OTHER INFORMATION

     Item 1.           Legal Proceedings                                                                 16

     Item 2.           Changes in Securities and Use of Proceeds                                         16

     Item 3.           Defaults Upon Senior Securities                                                   16

     Item 4.           Submission of Matters to a Vote of Security Holders                               16

     Item 5.           Other Information                                                                 16

     Item 6.           Exhibits and Reports on Form 8-K                                                  16

     SIGNATURES                                                                                          17


FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)


                                                                                     March 31      September 30
ASSETS                                                                                 2003              2002
------                                                                                 ----              ----


Cash and amounts due from depository institutions                                    $  10,000      $   4,753
Interest-bearing deposits with depository institutions                                   8,069         19,870
                                                                                     ---------      ---------
        Total cash and cash equivalents                                                 18,069         24,623
Investment securities available for sale                                                74,485         80,624
Mortgage-related securities available for sale                                         122,245         85,674
Loans held for sale                                                                        530            501
Investment securities held to maturity - at amortized cost
      (approximate fair value of $3,100 at March 31, 2003)                               3,068
Mortgage-related securities held to maturity - at amortized cost
      (approximate fair value of $4,990 at March 31, 2003
       and $9,090 at September 30, 2002)                                                 4,884          8,855
Loans receivable (net of allowance for loan loss of $2,720 at March 31, 2003
     and $2,358 at September 30, 2002)                                                 288,562        288,776
Accrued interest receivable                                                              2,932          2,971
Real estate owned                                                                          328            248
Federal Home Loan Bank stock - at cost                                                   7,771          6,571
Office properties and equipment - net                                                    3,373          3,491
Cash surrender value of life insurance                                                  14,733         14,362
Prepaid expenses and other assets                                                        1,671          1,650
                                                                                     ---------      ---------

TOTAL ASSETS                                                                         $ 542,651      $ 518,346
                                                                                     =========      =========

LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES AND STOCKHOLDERS' EQUITY

Liabilities:

    Deposits                                                                         $ 346,243      $ 330,765
    Advances from Federal Home Loan Bank                                               137,520        126,237
    Accrued interest payable                                                               864          1,000
     Advances from borrowers for taxes and insurance                                     2,072            832
    Deferred income taxes                                                                   87            424
    Accounts payable and accrued expenses                                                2,443          5,413
                                                                                     ---------      ---------
         Total liabilities                                                             489,229        464,671
                                                                                     ---------      ---------

Company-obligated mandatorily redeemable preferred securities of subsidiary
    trusts solely holding junior subordinated debentures of the Company                 20,861         20,880

Stockholders' Equity:

    Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
    Common stock, $.01 par value, 20,000,000 shares authorized; issued and outstanding: 1,985,847 shares at March 31, 2003 and
       2,008,611 shares at September 30, 2002                                               14             14
    Additional paid-in capital                                                          13,399         13,622
    Employee stock ownership plan                                                         (914)          (995)
    Treasury stock at cost:  726,709 shares at March 31, 2003 and 703,945 shares
        at September 30, 2002                                                           (9,687)        (9,175)
    Accumulated other comprehensive income                                               2,546          3,200
    Retained earnings - partially restricted                                            27,203         26,129
                                                                                     ---------      ---------

         Total stockholders' equity                                                     32,561         32,795
                                                                                     ---------      ---------

TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES AND STOCKHOLDERS' EQUITY        $ 542,651      $ 518,346
                                                                                     =========      =========

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

                                                                  Three months ended        Six months ended
                                                                       March 31                  March 31
                                                                 --------------------    ----------------------
                                                                  2003        2002            2003       2002
                                                                  ----        ----            ----       ----
INTEREST INCOME:
    Interest on:
        Loans                                                    $4,783     $ 4,691      $  9,834      $ 9,406
        Mortgage-related securities                               1,192       1,660         2,302        3,613
        Investment securities:
           Taxable                                                  596         612         1,202        1,203
           Tax-exempt                                               275         272           575          538
           Dividends                                                 97         133           192          292
        Interest-bearing deposits                                    30          48            85          120
                                                                  -----       -----        ------       ------
           Total interest income                                  6,973       7,416        14,190       15,172
                                                                  -----       -----        ------       ------

INTEREST EXPENSE:
    Interest on:
        Deposits                                                  1,866       2,450         3,833        5,347
        Federal Home Loan Bank advances                           1,707       1,704         3,448        3,444
                                                                  -----       -----        ------       ------
           Total interest expense                                 3,573       4,154         7,281        8,791
                                                                  -----       -----        ------       ------
NET INTEREST INCOME                                               3,400       3,262         6,909        6,381

PROVISION FOR LOAN LOSSES                                           195         135           390          270
                                                                  -----       -----        ------       ------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               3,205       3,127         6,519        6,111
                                                                  -----       -----        ------       ------

NON-INTEREST INCOME (LOSS):
    Service charges and other fees                                  242         257           514          528
    Net gain (loss) on sales of:
        Loans held for sale                                          75           3           212           15
        Investment and mortgage-related securities                   39                        50          (20)
    Increase in cash surrender value                                166         168           333          338
    Other                                                            18          22            46           46
                                                                  -----       -----        ------       ------
           Total non-interest income                                540         450         1,155          907
                                                                  -----       -----        ------       ------

NON-INTEREST EXPENSE:
    Salaries and employee benefits                                1,236       1,102         2,392        2,181
    Occupancy and equipment                                         328         316           613          627
    Professional fees                                               149         254           364          443
    Federal deposit insurance premium                                14          14            28           29
    Data processing                                                 128         115           248          215
    Advertising                                                      78         129           198          223
    Net cost of (income from) operation of other real estate         17         (21)           22            2
    Minority interest in expense of subsidiaries                    402         405           816          812
    Other                                                           557         442         1,152          891
                                                                  -----       -----        ------       ------
           Total non-interest expense                             2,909       2,756         5,833        5,423
                                                                  -----       -----        ------       ------
INCOME BEFORE INCOME TAX EXPENSE                                    836         821         1,841        1,595
INCOME TAX EXPENSE                                                  143         137           367          257
                                                                  -----       -----        ------       ------
NET INCOME                                                       $  693     $   684      $  1,474      $ 1,338
                                                                 ======     =======      ========      =======
BASIC EARNINGS PER COMMON SHARE                                  $ 0.36     $  0.35      $   0.77      $  0.70
                                                                 ======     =======      ========      =======
DILUTED EARNINGS PER COMMON SHARE                                $ 0.34     $  0.34      $   0.73      $  0.66
                                                                 ======     =======      ========      =======

See notes to unaudited consolidated financial statements.

 FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (dollars in thousands)


                                                                         Employee
                                                           Additional     stock
                                                 Common     paid-in      ownership   Treasury
                                                 stock       capital       plan        stock
                                                 -----       -------       ----        -----


BALANCE AT OCTOBER 1, 2002                      $    14      $ 13,622    $(995)       $(9,175)
Net income
Other comprehensive income, net of tax:
   Net unrealized loss on securities
      net of reclassification adjustment(1)

Comprehensive income

ESOP stock committed to be released                                         81
Excess of fair value above cost of
   ESOP shares committed to be released                            92
Purchase of treasury stock                                                             (1,009)
Exercise of stock options                                        (315)                    497
Dividends - $.20 per share
                                                -------      --------    -----        -------
BALANCE AT MARCH 31, 2003                       $    14      $ 13,399    $(914)       $(9,687)
                                                =======      ========    =====        =======



                                                 Accumulated     Retained
                                                    other         earnings-         Total
                                                comprehensive     partially      stockholders'
                                                   income         restricted       equity
                                                   ------         ----------       ------


BALANCE AT OCTOBER 1, 2002                         $3,200         $26,129        $32,795
Net income                                                          1,474          1,474
Other comprehensive income, net of tax:
   Net unrealized loss on securities
      net of reclassification adjustment(1)          (654)                          (654)
                                                     ----                           ----
Comprehensive income                                                                 820
                                                                                     ---
ESOP stock committed to be released                                                   81
Excess of fair value above cost of
   ESOP shares committed to be released                                               92
Purchase of treasury stock                                                        (1,009)
Exercise of stock options                                                            182
Dividends - $.20 per share                                           (400)          (400)
                                                   ------         -------        -------
BALANCE AT MARCH 31, 2003                          $2,546         $27,203        $32,561
                                                   ======         =======        =======

      (1) Disclosure of reclassification amount, net of tax for the six months ended March 31, 2003:


         Net unrealized depreciation arising during the period                      $(687)
         Less: reclassification adjustment for net gains included in net income        33
                                                                                    ------
         Net unrealized loss on securities                                          $(654)
                                                                                    =====


See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

                                                                                                         Six months ended
                                                                                                              March 31
                                                                                                    ------------------------
                                                                                                      2003            2002
                                                                                                      ----            ----
OPERATING ACTIVITIES:

    Net income                                                                                      $  1,474      $  1,338
    Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Provision for depreciation and amortization                                                        210           231
      Amortization of premiums and discounts                                                             309            33
      (Gain) loss on sales of:
         Loans held for sale                                                                            (212)          (15)
         Investment and mortgage-related securities                                                      (50)           20
         Real estate owned                                                                                 1           (60)
      Provision for loan losses                                                                          390           270
      Amortization of employee stock ownership plan                                                      173           147
      Changes in assets and liabilities which provided (used) cash:
         Origination of loans held for sale                                                          (13,621)         (195)
         Loans sold in the secondary market                                                           13,592           420
         Accrued interest receivable                                                                      39            82
         Prepaid expenses and other assets                                                              (392)       (1,575)
         Accrued interest payable                                                                       (136)         (668)
         Accrued expenses                                                                             (2,970)          226
                                                                                                    --------      --------
             Net cash (used in) provided by operating activities                                      (1,193)          254
                                                                                                    --------      --------

INVESTING ACTIVITIES:
    Loans originated                                                                                 (71,742)      (86,332)
    Purchases of:
      Mortgage-related securities available for sale                                                 (77,276)       (9,284)
      Investment securities available for sale                                                        (6,998)      (12,095)
      Investment securities held to maturity                                                          (3,069)
    Purchase (redemption) of FHLB stock                                                               (1,200)          596
    Proceeds from sales of real estate owned                                                             150           796
    Proceeds from sales of investment and mortgage-related securities                                  6,543         2,980
    Principal collected on loans                                                                      71,600        66,754
    Proceeds from maturities, calls, or repayments of:
      Investment securities available for sale                                                        10,453           180
      Mortgage-related securities available for sale                                                  35,524        21,809
      Mortgage-related securities held to maturity                                                     3,972           813
    Purchase of property and equipment                                                                   (92)         (172)
    Net expenditures on real estate owned                                                                               (5)
                                                                                                    --------      --------
             Net cash used in investing activities                                                   (32,135)      (13,960)
                                                                                                    --------      --------

FINANCING ACTIVITIES:
    Net increase in deposit accounts                                                                  15,478        10,009
    Net increase in FHLB advances                                                                     11,283            83
    Issuance of trust preferred securities                                                                           8,000
    Purchase of trust preferred securities                                                                          (3,302)
    Net increase in advances from borrowers for taxes and insurance                                    1,240         1,330
    Exercise of stock options                                                                            182           140
    Purchase of treasury stock                                                                        (1,009)
    Cash dividends                                                                                      (400)         (369)
                                                                                                    --------      --------
             Net cash provided by financing activities                                                26,774        15,891
                                                                                                    --------      --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                      (6,554)        2,185
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                      24,623        19,131
                                                                                                    --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                          $ 18,069      $ 21,316
                                                                                                    ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest on deposits and borrowings                                           $  7,417      $  9,459
    Cash payments of income taxes                                                                        450           284
    Transfers of loans receivable into real estate owned                                                 231           375


See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented.

      The results of operations for the three and six month periods ended March 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2003 or any other period. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders for the year ended September 30, 2002.

2.    INVESTMENT SECURITIES

            The amortized cost and approximate fair value of investment securities available for sale, by contractual maturities, are as follows:

                                                                        March 31, 2003
                                                 ------------------------------------------------------
                                                                 Gross        Gross
                                                 Amortized    Unrealized    Unrealized      Approximate
                                                  Cost          Gain          Loss          Fair Value
                                                  ----          ----          ----          ----------
Available for Sale:
    U.S. Government agency bonds:
      Less than 1 year                           $  2,998      $     12                      $  3,010
      1 to 5 years                                  7,900            25                         7,925
      5 to 10 years                                 1,870           188                         2,058
    Municipal obligations                          17,324           617                        17,941
    Corporate bonds                                14,297           802         $  579         14,520
    Mutual funds                                   14,009            17             11         14,015
    Asset-backed securities                         2,285            17                         2,302
    Preferred stocks                                8,566           377            629          8,314
    Other equity investments                        3,376         1,024                         4,400
                                                 --------       -------         ------       --------
        Total                                    $ 72,625      $  3,079         $1,219        $74,485
                                                 ========      ========         ======        =======

Held to Maturity:
    Corporate bonds                              $  3,068      $     32                      $  3,100
                                                 ========      ========                      ========

                                                                  September 30, 2002
                                                -------------------------------------------------------
                                                                 Gross         Gross
                                                 Amortized    Unrealized    Unrealized      Approximate
                                                   Cost          Gain          Loss          Fair Value
                                                   ----          ----          ----          ----------

U.S. Government agency bonds:
    1 to 5 years                                $11,986         $   128                       $12,114
    5 to 10 years                                 1,861             210                         2,071
Municipal obligations                            19,012             788                        19,800
Corporate bonds                                  14,299             827           $406         14,720
Mutual funds                                     14,009              42              6         14,045
Asset-backed securities                           2,837              16                         2,853
Preferred stocks                                 10,682             293            224         10,751
Other equity investments                          3,476             884             90          4,270
                                                -------          ------           ----        -------
 Total                                          $78,162         $ 3,188           $726        $80,624
                                                =======          ======           ====        =======

3.    MORTGAGE-RELATED SECURITIES


      Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                                  March 31, 2003
                                               --------------------------------------------------------
                                                                 Gross         Gross
                                                 Amortized    Unrealized    Unrealized      Approximate
                                                  Cost          Gain          Loss          Fair Value
                                                  ----          ----          ----          ----------
Available for Sale:
    FHLMC pass-through certificates             $   7,853       $   240                    $    8,093
    FNMA pass-through certificates                 28,644           475         $  15          29,104
    GNMA pass-through certificates                 19,786           978                        20,764
    Collateralized mortgage obligations            63,962           446           124          64,284
                                                 --------       -------          ----       ---------
        Total                                   $ 120,245       $ 2,139          $139        $122,245
                                                 ========        ======          ====        ========

Held to Maturity:
    FHLMC pass-through certificates             $     687       $    38                    $      725
    FNMA pass-through certificates                  2,614            66         $   2           2,678
    Collateralized mortgage obligations             1,583             5             1           1,587
                                                  -------        ------           ---         -------
        Total                                      $4,884          $109            $3          $4,990
                                                   ======          ====            ==          ======



                                                                  September 30, 2002
                                               ---------------------------------------------------------
                                                                 Gross          Gross
                                                 Amortized    Unrealized     Unrealized      Approximate
                                                  Cost          Gain            Loss          Fair Value
                                                  ----          ----            ----          ----------
Available for Sale:

    FHLMC pass-through certificates              $  4,986       $   275                      $  5,261
    FNMA pass-through certificates                 13,009           454                        13,463
    GNMA pass-through certificates                 32,407         1,214                        33,621
    Collateralized mortgage obligations            32,884           449           $4           33,329
                                                 --------        ------           --          -------
        Total                                    $ 83,286        $2,392           $4         $ 85,674
                                                 ========        ======           ==          =======


Held to Maturity:
    FHLMC pass-through certificates                $1,433         $  77                      $  1,510
    FNMA pass-through certificates                  3,574            96                         3,670
    Collateralized mortgage obligations             3,848            62                         3,910
                                                  -------        ------                       -------
        Total                                     $ 8,855         $ 235                        $9,090
                                                   ======          ====                        ======


4.    LOANS RECEIVABLE

      Loans receivable consist of the following:

                                                                             March 31          September 30
                                                                               2003                 2002
                                                                               ----                 ----
Real estate loans:
     Single-family                                                           $170,099          $173,736
     Construction and land                                                     32,425            28,292
     Multi-family and commercial                                               62,683            60,379
     Home equity and lines of credit                                           27,929            27,595
Consumer loans                                                                  1,264             1,202
Commercial loans                                                               10,895            11,919
                                                                           ----------          --------
     Total loans                                                              305,295           303,123
Loans in process                                                              (13,600)          (11,384)
Allowance for loan losses                                                      (2,720)           (2,358)
Deferred loan fees                                                               (413)             (605)
                                                                             --------          --------
Loans receivable - net                                                       $288,562          $288,776
                                                                             ========          ========

The following is an analysis of the allowance for loan losses:

                                                                                   Six Months Ended
                                                                                        March 31
                                                                                ----------------------
                                                                                  2003          2002
                                                                                -------        -------
Balance beginning of period                                                     $2,358         $2,181
Provisions charged to income                                                       390            270
Charge-offs                                                                        (38)          (288)
Recoveries                                                                          10              5
                                                                                ------         ------
Total                                                                           $2,720         $2,168
                                                                                ======         ======


      At March 31, 2003 and September 30, 2002, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $3,282 and $5,138, respectively. At March 31, 2003, non-performing loans primarily consisted of single-family residential mortgage loans aggregating $600,000 and three commercial real estate loans totaling $2.4 million.

5.    DEPOSITS

      Deposits consist of the following major classifications:

                                                                 March 31             September 30
                                                                   2003                   2002
                                                           ---------------------   --------------------
                                                             Amount     Percent      Amount    Percent
                                                             ------     -------      ------    -------

Non-interest bearing                                       $  12,907      3.7%     $  10,094     3.1%
NOW                                                           58,204     16.8         54,048    16.3
Passbook                                                      43,991     12.7         41,659    12.6
Money market demand                                           51,814     15.0         48,722    14.7
Certificates of deposit                                      179,327     51.8        176,242    53.3
                                                            --------    ------      --------   -----
Total                                                       $346,243    100.0%     $ 330,765   100.0%
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

      The calculated basic and diluted earnings per share ("EPS") is as follows:

                                         For the Three Months Ended           For the Six Months Ended
                                                  March 31,                           March 31,
                                        ----------------------------        ----------------------------
                                           2003              2002             2003              2002
                                        ----------        ----------        ----------        ----------
Numerator                               $      693        $      684        $    1,474        $    1,338
Denominators:
   Basic shares outstanding              1,912,579         1,927,878         1,909,516         1,918,475
   Effect of dilutive securities           131,603           112,538           116,849           106,221
                                        ----------        ----------        ----------        ----------
   Diluted shares outstanding            2,044,182         2,040,416         2,026,365         2,024,696
                                        ==========        ==========        ==========        ==========
EPS:
   Basic                                $     0.36        $     0.35        $     0.77        $     0.70
   Diluted                              $     0.34        $     0.34        $     0.73        $     0.66

7.    RECENT ACCOUNTING PRONOUNCEMENTS

      In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments and hedging activities under Statement 133. In addition, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is effective for contracts entered into or modified after June 30, 2003. The Company does not anticipate that this statement will have a material impact on the Company

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities.". This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation by business enterprises of variable interest entities with certain characteristics. FIN 46 is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003 and is effective beginning with the September 30, 2003 quarterly financial statements for all variable interests in a variable interest entity created before February 1, 2003. The Company does not anticipate that the adoption of FIN 46 will have a material impact on the Company's financial condition or results of operations.

8.    STOCK-BASED COMPENSATION

      The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, no compensation expense has been recognized in the financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its stock option in accordance with the fair value method in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                                     For the Three Months Ended        For the Six Months Ended
                                                                              March 31,                         March 31,
                                                                     --------------------------        --------------------------
                                                                       2003             2002              2003             2002
                                                                     ---------        ---------        ---------        ---------
Net income, as reported                                              $     693        $     684        $   1,474        $   1,338
Less:  Total stock-based employee compensation expense determined
under fair value method for all options, net of tax                         18               16               37               31
                                                                     ---------        ---------        ---------        ---------
   Pro forma net income                                              $     675        $     668        $   1,437        $   1,307
                                                                     ---------        ---------        ---------        ---------
Earnings per share:
   Basic - as reported                                               $    0.36        $    0.35        $    0.77        $    0.70
   Basic - pro forma                                                 $    0.35        $    0.35        $    0.75        $    0.68
   Diluted - as reported                                             $    0.34        $    0.34        $    0.73        $    0.66
   Diluted - pro forma                                               $    0.33        $    0.33        $    0.71        $    0.64

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q includes certain "forward-looking statements" based on management's current expectations. The Company's actual results could differ materially from management's expectations. Such forward-looking statements include statements regarding management's current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Company's control. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, availability and cost of energy resources and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees.

The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003 AND SEPTEMBER 30, 2002

Total assets of the Company increased $24.3 million, or 4.7%, from $518.3 million at September 30, 2002 to $542.7 million at March 31, 2003. The growth was due primarily to increases in mortgage-related securities available for sale of $36.6 million, or 42.7%, partially offset by decreases in cash and cash equivalents of $6.6 million, or 26.6%, investment securities available for sale of $6.1 million, or 7.6%, and mortgage-related securities held to maturity of $4.0 million, or 44.8%. The asset growth was funded by increased deposits, and to a lesser extent, the use of Federal Home Loan Bank ("FHLB") advances.

Deposits increased $15.5 million, or 4.7%, from $330.8 million at September 30, 2002 to $346.3 million at March 31, 2003. The increase resulted from increases of $12.2 million, or 7.9%, in core deposits (which consist of passbook, money market, NOW and non-interest bearing accounts) reflecting the Company's emphasis on commercial business accounts and the continued uncertain climate in the equities market. FHLB advances increased $11.3 million, or 8.9%, to fund asset growth with short-term borrowings.

Stockholders' equity decreased $234,000 to $32.6 million primarily due to decreases in the cost of the repurchasing of 53,994 shares of common stock, the accumulated other comprehensive income of $654,000 and dividends paid of $400,000 partially offset by net income of $1.5 million.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002

NET INCOME.

Net income was $693,000, or $.34 per diluted share, for the three months ended March 31, 2003 as compared to $684,000, or $.34 per diluted share, for the same period in 2002. The $9,000, or 1.3%, increase in net income for the three months ended March 31, 2003 was due to a $78,000, or 2.5%, increase in net interest income after provision for loan losses and a $90,000, or 20%, in non-interest income partially offset by a $153,000, or 5.6% increase in non-interest expense.

Net income for the six months ended March 31, 2003 was $1.5 million, or $.73 per diluted share, as compared to $1.3 million, or $.66 per diluted share, for the same period in 2002. The $136,000, or 10.2%, increase in net income for the six months ended March 31, 2003 was primarily due to a $408,000, or 6.7%, increase in net interest income after provision for loan losses and a $248,000, or 27.3%, increase in non-interest income partially offset by a $410,000, or 7.6%, increase in non-interest expense and a $110,000, or 42.8%, increase in income tax expense.

NET INTEREST INCOME.

Net interest income increased $138,000, or 4.2%, to $3.4 million and $528,000, or 8.3%, to $6.9 million for the three and six months ended March 31, 2003, respectively. Such increases were primarily due to $581,000, or 14.0%, and $1.5 million, or 17.2%, decreases in interest expense for the three and six months ended March 31, 2003, respectively, which were partially offset by $453,000, or 6.0%, and $978,000, or 6.4%, decreases in interest income, on a tax-equivalent basis, during such periods. The average balance of interest-earning assets increased $25.3 million and $19.5 million for the three and six months ended March 31, 2003, respectively, as compared to the same periods in 2002. Calculated on a fully taxable equivalent basis, the weighted average yield earned on interest-earning assets for the three months ended March 31, 2003 decreased 69 basis points to 5.69% compared to the 2002 period and 66 basis points to 5.86% for the six months ended March 31, 2003. In addition, net interest expense was affected by an increase in the average balance of interest-bearing liabilities of $23.3 million and $18.5 million for the three and six months ended March 31, 2003, respectively, as compared to the same periods in 2002. For the three months ended March 31, 2003, the weighted average rate paid on such liabilities decreased 68 basis points to 3.07% from 3.75% for the same period in the prior fiscal year and 81 basis points to 3.15% for the six months ended March 31, 2003 as compared to 3.96% for the six months ended March 31, 2002. Due to the low interest rate environment existing throughout 2002 and continuing in the first quarter of calendar 2003, the rates paid on interest-bearing liabilities, consisting of deposits and borrowings, adjusted at a faster pace than the Company's interest-earning assets, consisting primarily of loans and investment securities. The interest rate spread, on a fully tax equivalent basis, remained at 2.62% while the interest rate margin decreased to 2.81% for the three months ended March 31, 2003 as compared to 2.86% for the same period in 2002. The interest rate spread and net interest margin, on a fully tax equivalent basis, were 2.71% and 2.90%, respectively, for the six months ended March 31, 2003 as compared to 2.55% and 2.79%, respectively, for the same period in 2002. However, management anticipates that the net interest spread and margin will compress as assets continue to reprice downward with the continued historically low interest levels without a corresponding decrease in rates paid.

PROVISION FOR LOAN LOSSES.

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management's analysis includes consideration of the Company's historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the amount of the Company's primary market area, and other factors related to the collectibility of the Company's loan and loans held for sale portfolios. The Company's provision for loan losses increased to $195,000 for the three months ended March 31, 2003 as compared to $135,000 for the same period in 2002. For the six months ended March 31, 2003 and 2002 the provision for loan losses amounted to $390,000 and $270,000, respectively. The increases in the 2003 periods were due, to a large part, to the three non-performing assets aggregating $2.4 million as discussed below.

At March 31, 2003, non-performing assets totaled $3.6 million or .67% of total assets, a decrease of $1.8 million from September 30, 2002. The decrease in non-performing assets was primarily due to a $1.3 million commercial real estate loan returning to current status combined with a decrease in non-performing residential loans and real estate owned. The Company's coverage ratio, which is the ratio of the allowance for loan losses to non-performing assets, was 75.4% and 43.8% at March 31, 2003 and September 30, 2002, respectively. Included in non-performing assets are three commercial real estate loans totaling $2.4 million. The Bank owns a 25% participation interest totaling $1.9 million in two loans which are secured by an 18-hole golf course and a golf house located in Avondale, Pennsylvania. The golf facility is fully operational and continues to generate revenues. However, in connection with the operations of the facility, the Company has incurred its representative share of expenses totaling of approximately $82,000 and $215,000 for the three and six months ended March 31, 2003. Management believes that the Company will continue to incur expenses in the upcoming quarters in connection with the operation of the golf facility. The other participating loan of $495,000, which represents a 25% participation interest, is secured by a partially completed storage facility in Clifton Heights, Pennsylvania. The lead lender on all three loans is in the process of foreclosing on the loans. Based on recent appraisals and other factors, management presently believes the Company has provided adequate reserves for these properties. However, there can be no assurances that additions to such reserves will not be necessary in future periods.

Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

NON-INTEREST INCOME.

Non-interest income increased $90,000, or 20.0%, to $540,000 for the three months ended March 31, 2003 as compared to the same period in 2002. The increase for the three months ended March 31, 2003 was primarily due to a $72,000 increase in the gain on sale of loans resulting from the increase in the amount of long term, fixed-rate single-family residential loans being originated for sale into the secondary market. Such sales are being undertaken to reduce the Bank's potential interest rate risk resulting from future increases in interest rates. However, there can be no assurances the Company will continue to sell loans at the current volume due to the possibility of interest rate increases and a slowdown in the refinancing activity. In addition, the increase in non-interest income was due to a $39,000 increase in the gain on sales of mortgage-related securities partially offset by a $15,000, or 5.8%, decrease in service charges and other fees compared to the same period in the prior year. For the six months ended March 31, 2003, non-interest income increased $248,000, or 27.3%, to $1.2 million as compared to the same period during the prior year. Increases in income of $197,000 and $70,000 were recognized from the sales of loans and investment securities and mortgage-related securities, respectively, during the six months ended, March 31, 2003 as compared to the same period in 2002.

NON-INTEREST EXPENSE.

Non-interest expense increased $153,000, or 5.6%, during the three months ended March 31, 2003 as compared to the same period in 2002. Increases of $134,000 and $115,000 were incurred in compensation and employee benefits and other non-interest expense, respectively, partially offset by a $105,000, or 41.3%, decrease in professional fees due to a general reduction in legal fees. For the six months ended March 31, 2003, non-interest expense increased $410,000, or 7.6%, primarily due to increases of $211,000 and $261,000 in compensation and employee benefits and other non-interest expenses, respectively partially offset by a $79,000, or 17.8%, decrease in professional fees due to a general reduction in legal fees. The increase in salary and employee benefits reflected normal merit increases, the hiring of additional personnel and higher employee benefit costs. The increase in other non-interest expense was primarily due to expenses related to the operation of the three non-performing commercial real estate loans as previously discussed.

INCOME TAX EXPENSE.

Income tax expense increased $6,000 to $143,000 and $110,000 to $367,000 for the three and six months ended March 31, 2003, respectively. The increases were the result of increases in income before income taxes as compared to the same periods in 2002 and the income recognized was being taxed at the full taxable rate.

CRITICAL ACCOUNTING POLICIES.

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

LIQUIDITY AND CAPITAL RESOURCES.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At March 31, 2003, the Company had short-term borrowings (due within one year or currently callable by the FHLB) outstanding of $112.2 million, all of which consisted of advances from the FHLB of Pittsburgh.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to fund maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At March 31, 2003, total approved loan commitments outstanding amounted to $9.1 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $27.5 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2003 totaled $119.1 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

As of March 31, 2003, the Bank had regulatory capital which was in excess of applicable requirements. The Bank is required under applicable federal banking regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital to at least 8.0% of its risk-weighted assets. At March 31, 2003, the Bank had tangible capital and core capital equal to 8.0% of adjusted total assets and total capital equal to 15.4% of risk-weighted assets.

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

The interest rate risk measures used by the OTS include an "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure." The "Post-Shock" NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low "Post-Shock" NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The "Sensitivity Measure" is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following sets forth the Bank's NPV as of March 31, 2003.

                                             NET PORTFOLIO VALUE
                                            (Dollars in thousands)
--------------------------------------------------------------------------------------------------------------
Changes in                                                                       Net
 Rates in                                Dollar            Percentage      Portfolio Value As     Change in
Basis Points           Amount            Change              Change           a % of Assets     Percentage (1)
------------           ------            ------              ------           -------------     --------------
    300               $ 23,372          $(18,609)            (44.33)%              4.50%            (40.55)%
    200                 31,490           (10,491)            (24.99)               5.91             (21.93)
    100                 48,219            (3,761)             (8.96)               7.02              (7.26)
     0                  41,981                                                     7.57
   (100)                39,459            (2,521)             (6.01)               7.05              (6.87)

      (1) Based on the portfolio value of the Bank's assets in the base case scenario

As of March 31, 2003, the Company's NPV was $42.0 million or 7.57% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $31.5 million or 5.92% of the market value of assets. The change in the NPV ratio or the Company's sensitivity measure was (1.66)%.

As of December 31, 2002, the Company's NPV was $42.5 million or 7.85% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $35.7 million or 6.84% of the market value of assets. The change in the NPV ratio or the Company's sensitivity measure was (1.01)%.

ITEM 4.     CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" in accordance with the provisions of Rules 13a-14 and 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Our CEO and CFO concluded as a result of such Control Evaluation that our disclosure controls and procedures are effective.

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

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in internal controls or in other factors that could significantly affect such internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

Item 1.     Legal Proceedings

            No material changes in the legal proceedings previously disclosed in
            Item 3 of the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

Item 2.     Changes in Securities and Use of Proceeds

            Not applicable

Item 3.     Defaults Upon Senior Securities

            Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

            (a) List of Exhibits

Exhibit              Description
-------              -----------
99.1                 Certification of Chief Executive Officer and Chief
                     Financial Officer pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

            (b) Reports on Form 8-K

Date                 Item and Description
----                 --------------------
02/03/2003           Item 9. On January 31, 2003, the Company issued a press
                     release reporting its earnings for the quarter ended
                     December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FIRST KEYSTONE FINANCIAL, INC.



Date: May 15, 2003                         By: /s/ Donald S. Guthrie
                                              ----------------------------------
                                           Donald S. Guthrie
                                           Chairman and Chief Executive Officer

Date: May 15, 2003                         By: /s/ Thomas M. Kelly
                                              ----------------------------------
                                           Thomas M. Kelly
                                           President and Chief Financial Officer

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

Date: May 15, 2003             s/ Donald S. Guthrie
                               -------------------------------------------------
                               Donald S. Guthrie
                               Chairman of the Board and Chief Executive Officer

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

Date: May 15, 2003               s/ Thomas M. Kelly
                                 --------------------------------------
                                 Thomas M. Kelly
                                 President and Chief Financial Officer