Form 10-Q
period 2003-06-30
FIRST KEYSTONE FINANCIAL INC
filed 2003-08-14
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from .......... to ..........

         Commission File Number: 000-25328

                         FIRST KEYSTONE FINANCIAL, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                   23-0469351
---------------------------------                 ------------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                  Identification Number)

         22 West State Street
         Media, Pennsylvania                               19063
---------------------------------------           ------------------------
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Number of shares of Common Stock outstanding as of August 8, 2003:  1,982,172

Transitional Small Business Disclosure Format Yes [ ]  No [X]

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I         FINANCIAL INFORMATION:

     Item 1.   Financial Statements

               Unaudited Consolidated Statements of Financial Condition as of
               June 30, 2003 and September 30, 2002                                       1

               Unaudited Consolidated Statements of Income for the Three and Nine
               Months Ended June 30, 2003 and 2002                                        2

               Unaudited Consolidated Statement of Changes in Stockholders' Equity
               for the Nine Months Ended June 30, 2003                                    3

               Unaudited Consolidated Statements of Cash Flows for the Nine Months
               Ended June 30, 2003 and 2002                                               4

               Notes to Unaudited Consolidated Financial Statements                       5

     Item 2.   Management's Discussion and Analysis of Financial Condition and

               Results of Operations                                                      9

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk                16

     Item 4.   Controls and Procedures                                                   17

PART II        OTHER INFORMATION

     Item 1.        Legal Proceedings                                                    18

     Item 2.        Changes in Securities and Use of Proceeds                            18

     Item 3.        Defaults Upon Senior Securities                                      18

     Item 4.        Submission of Matters to a Vote of Security Holders                  18

     Item 5.        Other Information                                                    18

     Item 6.        Exhibits and Reports on Form 8-K                                     18

     SIGNATURES                                                                          19

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

                                                                                          June 30       September 30
ASSETS                                                                                     2003             2002
------                                                                                   --------       ------------
Cash and amounts due from depository institutions                                        $  9,334         $  4,753
Interest-bearing deposits with depository institutions                                     12,753           19,870
                                                                                         --------         --------
        Total cash and cash equivalents                                                    22,087           24,623
Investment securities available for sale                                                   72,187           80,624
Mortgage-related securities available for sale                                            130,589           85,674
Loans held for sale                                                                           972              501
Investment securities held to maturity- at amortized cost
      (approximate fair value of $3,160 at June 30, 2003)                                   3,061
Mortgage-related securities held to maturity - at amortized cost
      (approximate fair value of $4,310 at June 30, 2003
       and $9,090 at September 30, 2002)                                                    4,203            8,855
Loans receivable (net of allowance for loan loss of $2,869 at June 30, 2003
     and $2,358 at September 30, 2002)                                                    290,156          288,776
Accrued interest receivable                                                                 2,770            2,971
Real estate owned                                                                             295              248
Federal Home Loan Bank stock - at cost                                                      7,885            6,571
Office properties and equipment - net                                                       3,419            3,491
Cash surrender value of life insurance                                                     15,088           14,362
Prepaid expenses and other assets                                                           1,435            1,650
                                                                                         --------         --------

TOTAL ASSETS                                                                             $554,147         $518,346
                                                                                         ========         ========

LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES AND STOCKHOLDERS' EQUITY

Liabilities:

    Deposits                                                                             $353,695         $330,765
    Advances from Federal Home Loan Bank                                                  139,262          126,237
    Accrued interest payable                                                                  848            1,000
    Advances from borrowers for taxes and insurance                                         3,145              832
    Deferred income taxes                                                                     228              424
    Accounts payable and accrued expenses                                                   2,643            5,413
                                                                                         --------         --------

         Total liabilities                                                                499,821          464,671
                                                                                         --------         --------

Company-obligated mandatorily redeemable preferred securities of subsidiary
    trusts solely holding junior subordinated debentures of the Company                    20,852           20,880

Stockholders' Equity:

    Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
    Common stock, $.01 par value, 20,000,000 shares authorized; issued and outstanding: 1,992,782 shares at June 30, 2003 and
       2,008,611 shares at September 30, 2002                                                  14               14
    Additional paid-in capital                                                             13,444           13,622
    Employee stock ownership plan                                                            (872)            (995)
    Treasury stock at cost:  719,774 shares at June 30, 2003 and 703,945 shares
        at September 30, 2002                                                              (9,602)          (9,175)
    Accumulated other comprehensive income                                                  2,821            3,200
    Retained earnings - partially restricted                                               27,669           26,129
                                                                                         --------         --------

         Total stockholders' equity                                                        33,474           32,795
                                                                                         --------         --------

TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES AND STOCKHOLDERS' EQUITY            $554,147         $518,346
                                                                                         ========         ========

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

                                                           Three months ended             Nine months ended
                                                                 June 30                       June 30
                                                        -------------------------     -------------------------
                                                           2003           2002           2003           2002
                                                        ----------     ----------     ----------     ----------
INTEREST INCOME:
    Interest on:
        Loans                                           $    4,573     $    4,920     $   14,407     $   14,326
        Mortgage-related securities                          1,152          1,523          3,454          5,136
        Investment securities:
           Taxable                                             544            647          1,746          1,850
           Tax-exempt                                          239            301            814            839
           Dividends                                            86            113            278            405
        Interest-bearing deposits                               20             43            105            163
                                                        ----------     ----------     ----------     ----------

           Total interest income                             6,614          7,547         20,804         22,719
                                                        ----------     ----------     ----------     ----------
INTEREST EXPENSE:
    Interest on:
        Deposits                                             1,822          2,159          5,655          7,507
        Federal Home Loan Bank advances                      1,754          1,737          5,201          5,181
                                                        ----------     ----------     ----------     ----------

           Total interest expense                            3,576          3,896         10,856         12,688
                                                        ----------     ----------     ----------     ----------
    NET INTEREST INCOME                                      3,038          3,651          9,948         10,031

PROVISION FOR LOAN LOSSES                                      195            135            585            405
                                                        ----------     ----------     ----------     ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          2,843          3,516          9,363          9,626
                                                        ----------     ----------     ----------     ----------

NON-INTEREST INCOME:
    Service charges and other fees                             249            261            763            789
    Net gain (loss) on sales of:
        Loans held for sale                                    155                           367             15
        Investment and mortgage-related securities             208              3            258            (17)
    Increase in cash surrender value                           350            171            683            509
    Other                                                       36             21             82             68
                                                        ----------     ----------     ----------     ----------

           Total non-interest income                           998            456          2,153          1,364
                                                        ----------     ----------     ----------     ----------

NON-INTEREST EXPENSE:
    Salaries and employee benefits                           1,436          1,250          3,828          3,431
    Occupancy and equipment                                    299            313            912            939
    Professional fees                                          162            217            527            660
    Federal deposit insurance premium                           14             14             41             43
    Data processing                                            110            100            358            316
    Advertising                                                 74            123            273            346
    Net cost of operation of other real estate                   7             31             29             33
    Minority interest in expense of subsidiaries               402            420          1,218          1,232
    Other                                                      519            588          1,671          1,478
                                                        ----------     ----------     ----------     ----------

           Total non-interest expense                        3,023          3,056          8,857          8,478
                                                        ----------     ----------     ----------     ----------
INCOME BEFORE INCOME TAX EXPENSE                               818            916          2,659          2,512
INCOME TAX EXPENSE                                             153            173            520            431
                                                        ----------     ----------     ----------     ----------
NET INCOME                                              $      665     $      743     $    2,139     $    2,081
                                                        ==========     ==========     ==========     ==========
BASIC EARNINGS PER COMMON SHARE                         $     0.35     $     0.39     $     1.12     $     1.08
                                                        ==========     ==========     ==========     ==========
DILUTED EARNINGS PER COMMON SHARE                       $     0.33     $     0.36     $     1.05     $     1.02
                                                        ==========     ==========     ==========     ==========

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (dollars in thousands)

                                                                   Employee                Accumulated    Retained
                                                      Additional     stock                   other        earnings-       Total
                                             Common     paid-in    ownership   Treasury   comprehensive   partially    stockholders'
                                             stock      capital       plan      stock        income       restricted      equity
                                             ------   ----------   ---------   --------   -------------   ----------   -------------
BALANCE AT OCTOBER 1, 2002                   $   14   $   13,622   $    (995)  $ (9,175)  $       3,200   $   26,129   $     32,795
Net income                                                                                                     2,139          2,139
Other comprehensive income, net of tax:
   Net unrealized loss on securities
      net of reclassification adjustment(1)                                                        (379)                       (379)
                                                                                          -------------                ------------

Comprehensive income                                                                                                          1,760
                                                                                                                       ------------

ESOP stock committed to be released                                      123                                                    123
Excess of fair value above cost of
   ESOP shares committed to be released                      156                                                                156
Purchase of treasury stock                                                       (1,009)                                     (1,009)
Exercise of stock options                                   (334)                   582                                         248
Dividends - $.30 per share                                                                                      (599)          (599)
                                             ------   ----------   ---------   --------   -------------   ----------   ------------

BALANCE AT JUNE 30, 2003                     $   14   $   13,444   $    (872)  $ (9,602)  $       2,821   $   27,669   $     33,474
                                             ======   ==========   =========   ========   =============   ==========   ============

(1) Disclosure of reclassification amount, net of tax for the nine months ended June 30, 2003:

Net unrealized depreciation arising during the period                      $(549)
Less: reclassification adjustment for net gains included in net income       170
                                                                           -----
Net unrealized loss on securities                                          $(379)
                                                                           =====

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                                                      Nine months ended
                                                                                                           June 30
                                                                                                    ----------------------
                                                                                                      2003         2002
                                                                                                    ---------   ----------
OPERATING ACTIVITIES:
    Net income                                                                                      $   2,139   $    2,081
    Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Provision for depreciation and amortization                                                         316          345
      Amortization of premiums and discounts                                                              770          (61)
      (Gain) loss on sales of:
         Loans held for sale                                                                             (367)         (15)
         Investment and mortgage-related securities                                                      (258)          17
         Real estate owned                                                                                  1          (83)
      Provision for loan losses                                                                           585          405
      Provision for real estate losses                                                                                  18
      Amortization of employee stock ownership plan                                                       260          233
      Changes in assets and liabilities which provided (used) cash:
         Origination of loans held for sale                                                           (20,744)        (275)
         Loans sold in the secondary market                                                            20,273          500
         Accrued interest receivable                                                                      201          163
         Prepaid expenses and other assets                                                               (324)      (1,007)
         Accrued interest payable                                                                        (152)        (760)
         Accrued expenses                                                                              (2,957)         739
                                                                                                    ---------   ----------

             Net cash (used in) provided by operating activities                                         (257)       2,300
                                                                                                    ---------   ----------

INVESTING ACTIVITIES:
    Loans originated                                                                                 (119,742)    (130,643)
    Purchases of:
      Mortgage-related securities available for sale                                                 (108,199)      (9,284)
      Investment securities available for sale                                                        (15,313)     (19,694)
      Investment securities held to maturity                                                           (3,069)
    (Redemption) purchase of FHLB stock                                                                (1,314)          96
    Proceeds from sales of real estate owned                                                              150          871
    Proceeds from sales of investment and mortgage-related securities                                   8,751        3,983
    Principal collected on loans                                                                      117,985       95,298
    Proceeds from maturities, calls, or repayments of:
      Investment securities available for sale                                                         19,624        7,180
      Mortgage-related securities available for sale                                                   57,512       33,971
      Mortgage-related securities held to maturity                                                      4,653        1,751
    Purchase of property and equipment                                                                   (244)        (251)
    Net expenditures on real estate owned                                                                               (5)
                                                                                                    ---------   ----------
             Net cash used in investing activities                                                    (39,206)     (16,727)
                                                                                                    ---------   ----------

FINANCING ACTIVITIES:
    Net increase in deposit accounts                                                                   22,930       13,997
    Net increase in FHLB advances                                                                      13,025        5,125
    Issuance of trust preferred securities                                                                           8,000
    Purchase of trust preferred securities                                                                          (3,311)
    Net increase in advances from borrowers for taxes and insurance                                     2,313        2,393
    Exercise of stock options                                                                             267          221
    Purchase of treasury stock                                                                         (1,009)        (818)
    Cash dividends                                                                                       (599)        (554)
                                                                                                    ---------   ----------

             Net cash provided by financing activities                                                 36,927       25,053
                                                                                                    ---------   ----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                       (2,536)      10,626
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                       24,623       19,131
                                                                                                    ---------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                          $  22,087   $   29,757
                                                                                                    =========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest on deposits and borrowings                                             $10,856      $13,488
    Cash payments of income taxes                                                                         600          550
    Transfers of loans receivable into real estate owned                                                  231          308

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

         The results of operations for the three and nine month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2003 or any other period. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report to Stockholders for the year ended September 30, 2002. Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

2.       INVESTMENT SECURITIES

         The amortized cost and approximate fair value of investment securities available for sale, by contractual maturities, are as follows:

                                                                    June 30, 2003
                                                ------------------------------------------------------
                                                                Gross           Gross
                                                Amortized     Unrealized     Unrealized    Approximate
                                                  Cost           Gain           Loss        Fair Value
                                                ---------     ----------     ----------    -----------
Available for Sale:
    U.S. Government agency bonds:
      1 to 5 years                              $   9,876     $     188       $      4      $  10,060
    Municipal obligations                          17,328           806                        18,134
    Corporate bonds                                17,572         1,261            378         18,455
    Mutual funds                                   14,009            34             11         14,032
    Asset-backed securities                         2,052            14                         2,066
    Preferred stocks                                5,473            30          1,073          4,430
    Other equity investments                        3,376         1,634                         5,010
                                                ---------     ---------       --------      ---------

        Total                                   $  69,686     $   3,967       $  1,466      $  72,187
                                                =========     =========       ========      =========
Held to Maturity:
    Corporate bonds                             $   3,061     $      99                     $   3,160
                                                =========     =========                     =========

                                                                 September 30, 2002
                                                ------------------------------------------------------
                                                                Gross           Gross
                                                Amortized     Unrealized     Unrealized    Approximate
                                                  Cost           Gain           Loss        Fair Value
                                                ---------     ----------     ----------    -----------
U.S. Government agency bonds:
    1 to 5 years                                $  11,986     $     128                     $  12,114
    5 to 10 years                                   1,861           210                         2,071
Municipal obligations                              19,012           788                        19,800
Corporate bonds                                    14,299           827       $    406         14,720
Mutual funds                                       14,009            42              6         14,045
Asset-backed securities                             2,837            16                         2,853
Preferred stocks                                   10,682           293            224         10,751
Other equity investments                            3,476           884             90          4,270
                                                ---------         -------     --------      ---------

 Total                                          $  78,162     $   3,188       $    726      $  80,624
                                                =========     =========       ========      =========

3.       MORTGAGE-RELATED SECURITIES

         Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                                    June 30, 2003
                                                ------------------------------------------------------
                                                                Gross           Gross
                                                Amortized     Unrealized     Unrealized    Approximate
                                                  Cost           Gain           Loss        Fair Value
                                                ---------     ----------     ----------    -----------
Available for Sale:

    FHLMC pass-through certificates             $   8,275     $     208       $      3      $   8,480
    FNMA pass-through certificates                 31,841           464             32         32,273
    GNMA pass-through certificates                 16,315           740                        17,055
    Collateralized mortgage obligations            72,382           441             42         72,781
                                                ---------     ---------       --------      ---------

        Total                                   $ 128,813     $   1,853       $     77      $ 130,589
                                                =========     =========       ========      =========

Held to Maturity:

    FHLMC pass-through certificates             $     653     $      37                     $     690
    FNMA pass-through certificates                  2,410            60                         2,470
    Collateralized mortgage obligations             1,140            10                         1,150
                                                ---------     ---------                     ---------

        Total                                   $   4,203     $     107                     $   4,310
                                                =========     =========                     =========

                                                                 September 30, 2002
                                                ------------------------------------------------------
                                                                Gross           Gross
                                                Amortized     Unrealized     Unrealized    Approximate
                                                  Cost           Gain           Loss        Fair Value
                                                ---------     ----------     ----------    -----------
Available for Sale:

    FHLMC pass-through certificates             $   4,986     $     275                     $   5,261
    FNMA pass-through certificates                 13,009           454                        13,463
    GNMA pass-through certificates                 32,407         1,214                        33,621
    Collateralized mortgage obligations            32,884           449       $      4         33,329
                                                ---------     ---------       --------      ---------

        Total                                   $  83,286     $   2,392       $      4      $  85,674
                                                =========     =========       ========      =========

Held to Maturity:

    FHLMC pass-through certificates             $   1,433     $      77                     $   1,510
    FNMA pass-through certificates                  3,574            96                         3,670
    Collateralized mortgage obligations             3,848            62                         3,910
                                                ---------     ---------                     ---------

        Total                                   $   8,855     $     235                     $   9,090
                                                =========     =========                     =========

4.       LOANS RECEIVABLE

Loans receivable consist of the following:

                                           June 30        September 30
                                             2003             2002
                                         ------------     ------------
Real estate loans:
     Single-family                       $    168,361     $    173,736
     Construction and land                     32,842           28,292
     Multi-family and commercial               62,309           60,379
     Home equity and lines of credit           30,437           27,595
Consumer loans                                  1,359            1,202
Commercial loans                               11,210           11,919
                                         ------------     ------------
     Total loans                              306,518          303,123
Loans in process                              (13,262)         (11,384)
Allowance for loan losses                      (2,869)          (2,358)
Deferred loan fees                               (231)            (605)
                                         ------------     ------------
Loans receivable - net                   $    290,156     $    288,776
                                         ============     ============

The following is an analysis of the allowance for loan losses:

                                    Nine Months Ended
                                          June 30
                                 -------------------------
                                    2003           2002
                                 ----------     ----------
Balance beginning of period      $    2,358     $    2,181
Provisions charged to income            585            405
Charge-offs                             (89)          (368)
Recoveries                               15              9
                                 ----------     ----------

Total                            $    2,869     $    2,227
                                 ==========     ==========

At June 30, 2003 and September 30, 2002, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $3,730 and $5,138, respectively. At June 30, 2003, non-performing loans primarily consisted of $714 and $2,626 of single-family residential and commercial real estate loans, respectively.

5.       DEPOSITS

         Deposits consist of the following major classifications:

                                       June 30                     September 30
                                        2003                           2002
                            -----------------------------    ------------------------
                               Amount          Percent          Amount        Percent
                            ------------     -----------     ------------     -------
Non-interest bearing        $     18,000             5.1%    $     15,340        4.6%
NOW                               56,471            16.0           48,803       14.8
Passbook                          46,626            13.2           41,659       12.6
Money market demand               51,901            14.7           48,721       14.7
Certificates of deposit          180,697            51.0          176,242       53.3
                            ------------     -----------     ------------      -----

Total                       $    353,695           100.0%    $    330,765      100.0%
                            ============     ===========     ============      =====

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

         The calculated basic and diluted earnings per share ("EPS") is as follows:

                                      For the Three Months Ended         For the Nine Months Ended
                                              June 30,                           June 30,
                                     -----------------------------     -----------------------------
                                         2003             2002             2003             2002
                                     ------------     ------------     ------------     ------------
Numerator                            $        665     $        743     $      2,139     $      2,081

Denominators:
   Basic shares outstanding             1,899,265        1,924,740        1,906,099        1,920,563
   Effect of dilutive securities          147,333          137,248          127,117          115,952
                                     ------------     ------------     ------------     ------------

   Diluted shares outstanding           2,046,598        2,061,988        2,033,216        2,036,515
                                     ============     ============     ============     ============
EPS:

   Basic                             $       0.35     $       0.39     $       1.12     $       1.08

   Diluted                           $       0.33     $       0.36     $       1.05     $       1.02

7.       STOCK-BASED COMPENSATION

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

                                  For the Three Months Ended       For the Nine Months Ended
                                            June 30,                        June 30,
                                  ---------------------------     ---------------------------
                                     2003            2002            2003            2002
                                  -----------     -----------     -----------     -----------
Net income, as reported           $       665     $       743     $     2,139     $     2,081
Less:  Total stock-based
    employee compensation
    expense determined under
    fair value method for all
    options, net of tax                    18              16              55              47
                                  -----------     -----------     -----------     -----------
Pro forma net income              $       647     $       727     $     2,084     $     2,034
                                  ===========     ===========     ===========     ===========

Earnings per share:
   Basic - as reported            $      0.35     $      0.39     $      1.12     $      1.08

   Basic - pro forma              $      0.34     $      0.38     $      1.09     $      1.06

   Diluted - as reported          $      0.33     $      0.36     $      1.05     $      1.02

   Diluted - pro forma            $      0.32     $      0.35     $      1.02     $      1.00

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q includes certain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) based on management's current expectations. The Company's actual results could differ materially from management's expectations. Such forward-looking statements include statements regarding management's current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Company's control. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, availability and cost of energy resources and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees.

The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2003 AND SEPTEMBER 30, 2002

Total assets of the Company increased $35.8 million, or 6.9%, from $518.3 million at September 30, 2002 to $554.1 million at June 30, 2003. The growth was due primarily to increases in mortgage-related securities available for sale of $44.9 million, or 52.4% and in investment securities held to maturity of $3.1 million, partially offset by decreases in investment securities available for sale of $8.4 million, or 10.5%, and mortgage-related securities held to maturity of $4.7 million, or 52.5%. Although the Company's originations of single-family residential loans have reached record levels for the fiscal year, the decision to sell 30-year loans caused the loan portfolio balance to remain nearly at the same level at September 30, 2002. The excess cash due to mortgage and mortgage-related securities accelerated repayments was used to purchase fixed-term mortgage-related securities with shorter term average lives. The asset growth was funded by increased deposits, and to a lesser extent, the use of Federal Home Loan Bank ("FHLB") advances.

Deposits increased $22.9 million, or 6.9%, from $330.8 million at September 30, 2002 to $353.7 million at June 30, 2003. The increase resulted from increases of $18.5 million, or 12.0%, in core deposits (which consist of passbook, money market, NOW and non-interest bearing accounts) reflecting the Company's emphasis on commercial business accounts and the continued uncertain climate in the equities market. FHLB advances increased $13.0 million, or 10.3%, to fund asset growth with overnight borrowings.

Stockholders' equity increased $679,000 to $33.5 million primarily due to net income of $2.1 million partially offset by the cost of repurchasing 53,994 shares of common stock, the reduction in accumulated other comprehensive income of $379,000 and dividends paid of $599,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2003 AND 2002

NET INCOME.

Net income for the quarter ended June 30, 2003 was $665,000, or $.33 per diluted share as compared to net income of $743,000, or $.36 per diluted share for the quarter ended June 30, 2002. Net income for the nine months ended June 30, 2003 was $2.1 million, or $1.05 per diluted share as compared to $2.1 million, or $1.02 per diluted share for the same period in 2002.

NET INTEREST INCOME.

Net interest income decreased $613,000, or 16.8%, to $3.0 million and $83,000, or .83%, to $9.9 million for the three and nine months ended June 30, 2003, respectively. Such decreases were primarily due to $933000, or 12.4%, and $1.9 million, or 8.4%, decreases in interest income, for the three and nine months ended June 30, 2003, respectively, which were partially offset by a $320,000, or 8.2%, and $1.8 million, or 14.4%, decreases in interest expense during such periods. The average balance of interest-earning assets increased $35.6 million and $25.2 million for the three and nine months ended June 30, 2003, respectively, as compared to the same periods in 2002. Calculated on a tax-equivalent basis, the weighted average yield earned on interest-earning assets for the three months ended June 30, 2003 decreased 118 basis points to 5.23% compared to the 2002 period and 84 basis points to 5.65% for the nine months ended June 30, 2003. In addition, net interest expense was affected by an increase in the average balance of interest-bearing liabilities of $34.3 million and $23.7 million for the three and nine months ended June 30, 2003, respectively, as compared to the same periods in 2002. For the three months ended June 30, 2003, the weighted average rate paid on such liabilities decreased 51 basis points to 2.97% from 3.48% for the same period in the prior fiscal year and 71 basis points to 3.09% for the nine months ended June 30, 2003 as compared to 3.80% for the nine months ended June 30, 2002. Due to the low interest rate environment existing during the fiscal 2003 periods, the interest rate compression being experienced by the Company is a result of the accelerated rate of repayments and prepayments of loans and mortgage-related securities requiring the Company to reinvest the resulting proceeds at current lower rates without a corresponding decrease in the rates paid on deposits and borrowings.

The interest rate spread and net interest margin, on a tax-equivalent basis, decreased to 2.26% and 2.44%, respectively, for the three months ended June 30, 2003 as compared to 2.93% and 3.15%, respectively, for the same period in 2002. The interest rate spread and net interest margin, on a tax-equivalent basis, were 2.56% and 2.74%, respectively, for the nine months ended June 30, 2003 as compared to 2.69% and 2.92%, respectively, for the same period in 2002. Management anticipates that the net interest spread and margin will compress over the next quarter as assets continue to reprice downward.

PROVISION FOR LOAN LOSSES.

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management's analysis includes consideration of the Company's historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company's primary market area, and other factors related to the collectibility of the Company's loan and loans held for sale portfolios. The Company's provision for loan losses increased to $195,000 for the three months ended June 30, 2003 as compared to $135,000 for the same period in 2002. For the nine months ended June 30, 2003 and 2002 the provision for loan losses amounted to $585,000 and $405,000, respectively. The increases in the 2003 periods were due, to a large part, to the three non-performing assets aggregating $2.4 million discussed below.

At June 30, 2003, non-performing assets totaled $4.0 million or .73% of total assets, a decrease from $5.4 million at September 30, 2002. The decrease in non-performing assets was primarily due to a $1.3 million commercial real estate loan returning to current status combined with a decrease in non-performing residential loans. The Company's coverage ratio, which is the ratio of the allowance for loan losses to non-performing assets, was 71.3% and 43.8% at June 30, 2003 and September 30, 2002, respectively. Included in non-performing assets are three commercial real estate loans totaling $2.4 million. The Bank owns a 25% participation interest totaling $1.9 million in two loans which are secured by an 18-hole golf course and a golf house located in Avondale, Pennsylvania. The golf facility is fully operational and continues to generate revenues. However, in connection with the operations of the facility, the Company has incurred its representative share of expenses totaling of approximately $85,000 and $274,000 for the three and nine months ended June 30, 2003. Management believes that the Company will continue to incur expenses in the upcoming quarters in connection with the operation of the golf facility. The other participating loan of $495,000, which represents a 25% participation interest, is secured by a partially completed storage facility in Clifton Heights, Pennsylvania. The lead lender on all three loans is in the process of foreclosing on the loans. Based on recent appraisals and other factors, management presently believes the Company has provided adequate reserves for these properties. However, there can be no assurances that additions to such reserves will not be necessary in future periods.

Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

NON-INTEREST INCOME.

Non-interest income increased $542,000, or 118.9%, to $998,000 for the three months ended June 30, 2003 as compared to the same period in 2002. The increase for the three months ended June 30, 2003 was primarily due to a $205,000 increase in the gain on sales of fixed-rate investment securities and a $155,000 increase in the gain on sale of loans resulting from the increase in the amount of long-term, fixed-rate single-family residential loans being originated for sale into the secondary market. Loan sales are being undertaken to reduce the Bank's potential interest rate risk resulting from future increases in interest rates. However, with the recent surge in interest rates, the Bank expects the pace of the refinancing activity to slow down, decreasing the volume of loans being sold by the Company. In addition, due to the overall improvement in the U.S. equity market, the Company experienced a $179,000 increase in the cash surrender value of certain insurance policies held by the Bank to fund retirement benefit plans. For the nine months ended June 30, 2003, non-interest income increased $789,000, or 57.8%, to $2.2 million as compared to the same period during the prior year. Increases in income of $352,000, $275,000 and $174,000 were recognized from the sale of loans, the sale of investment and mortgage-related securities and the increase in cash surrender value, respectively, during the nine months ended, June 30, 2003 as compared to the same period in 2002.

NON-INTEREST EXPENSE.

Non-interest expense decreased $33,000, or 1.1%, during the three months ended June 30, 2003 as compared to the same period in 2002. The decreases consisted primarily of $14,000, $55,000, $49,000, $24,000, $18,000 and $69,000 in
occupancy and equipment, professional fees, advertising, real estate operations, minority interest in expense of subsidiaries and other non-interest expense, respectively, partially offset by a $186,000, or 14.9%, increase in compensation and employee benefits and $10,000, or 10%, increase in data processing. For the nine months ended June 30, 2003, non-interest expense increased $379,000, or 4.5%, primarily due to increases of $397,000, or 11.6%, and $193,000, or 13.1%, in compensation and employee benefits and other non-interest expenses, respectively, partially offset by a $133,000, or 20.2%, decrease in professional fees and a $73,000, or 21.1%, decrease in advertising. The increase in salary and employee benefits reflected normal merit increases, the hiring of additional personnel and higher employee benefit costs. The increase in other non-interest expense during the nine months ended June 30, 2003 was primarily due to expenses related to the operation of the three non-performing commercial real estate loans previously discussed.

INCOME TAX EXPENSE.

Income tax expense decreased $20,000 to $153,000 for the three months ended June 30, 2003 compared to the same period in 2002 while increasing $89,000 to $520,000 for the nine months ended June 30,2003. The decrease for the third quarter of fiscal 2003 reflected the decrease in income before income taxes. For the nine months ended June 30, 2003, the increase in taxes resulted from the reduction in tax-free income as well as the increase in income before income taxes.

CRITICAL ACCOUNTING POLICIES.

The Company has identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. This policy is significantly affected by management judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. The allowance for loan losses is considered a critical accounting estimate because there is a large degree of judgment in (i) valuing the underlying collateral securing the loans, (ii) determining the appropriate reserve factor to be applied to specific risk levels for criticized and classified loans (special mention, substandard, doubtful and loss) and (iii) determining reserve factors to be applied to pass loans based upon loan type. Management carefully monitors the credit quality of the loan portfolio and makes estimates about the amount of credit losses that have been incurred at each financial statement date. Management evaluates the fair value of collateral supporting the impaired loans using independent appraisals and other measures of fair value. This process involves subjective judgments and assumptions and is subject to change based on factors that may be outside the control of the Company.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At June 30, 2003, the Company had short-term borrowings (due within one year or currently callable) outstanding of $113.9 million, all of which consisted of advances from the FHLB of Pittsburgh.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to fund maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At June 30, 2003, total approved loan commitments outstanding amounted to $13.9 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $29.6 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2003 totaled $116.3 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

As of June 30, 2003, the Bank had regulatory capital which was in excess of applicable requirements. The Bank is required under applicable federal banking regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital to at least 8.0% of its risk-weighted assets. At June 30, 2003, the Bank had tangible capital and core capital equal to 8.0% of adjusted total assets and total capital equal to 15.0% of risk-weighted assets.

INVESTMENT SECURITIES.

At June 30, 2003, the Company's investment securities available for sale portfolio, including short-term investments, were carried at a fair value of $72.2 million and had an amortized cost of $69.7 million. The average credit quality on the portfolio is AA. The net unrealized gain on our investment assets at June 30, 2003 was $2.5 million, or 3.6% of the amortized cost basis. The net unrealized gain included gross unrealized gains of $4.0 million and gross unrealized losses of $1.5 million.

The Company reviews the securities in our fixed income portfolio on a periodic basis to specifically review individual securities for any meaningful decline in market value below amortized cost. The analysis addresses all securities whose fair value is significantly below amortized cost at the time of the analysis, with additional emphasis placed on securities whose fair value has been below amortized cost for an extended period of time. As part of the periodic review process, the Company utilizes the expertise of outside professional asset managers who provide an updated assessment of each issuer's current credit situation based on recent issuer activities, such as quarterly earnings announcements or other pertinent financial news for the issuer, recent developments in a particular industry, economic outlook for a particular industry and rating agency actions.

In addition to issuer-specific financial information and general economic data, the Company also considers the ability and intent of its operations to hold a particular security to maturity or until the market value of the security recovers to a level in excess of the carrying value.

Of the seven securities that have been in an unrealized loss position, six securities have an unrealized loss of less than $400,000 and/or less than 20% of their amortized cost. These six securities have an average unrealized loss per security of approximately $123,000 and have fair values at September 30, 2002 that are 85% or more of the amortized cost basis. There is only one security with an unrealized loss in excess of $1.0 million at June 30, 2003 with a market value of $3.9 million and a cost of $5.0 million. The security is an equity security and is rated AAA. The Company has no current plans to dispose of this security.

For all securities that are in an unrealized loss position for an extended period of time, an evaluation is performed of the specific events attributable to the decline in the market value of the security. Factors that are considered are the length of time and extent to which the security's market value has been below cost as well as the general market conditions, industry characteristics and the fundamental operating results of the issuer to determine if the decline is due to changes in interest rates, changes relating to a decline in credit quality of the issuer, or general market conditions. An additional part of the evaluation is the Company's intent and ability to hold the security until its market value has recovered to a level at least equal to the amortized cost. If the security's unrealized loss is other than temporary, a realized loss is recognized in the period in which the decline in value is determined to be other than temporary.

Based on our evaluation as of June 30, 2003, the Company determined the declines in market value of securities of these seven securities were temporary. The Company will continue to review these securities and evaluate the temporary nature of the impairment on a quarterly basis.

RECENT ACCOUNTING PRONOUNCEMENTS.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has participated in the issue of trust preferred securities though a trust established for such purpose. The Company is currently assessing the trust preferred securities structure and the continued consolidation of the related trust pursuant to FIN No. 46. Management is still evaluating the impact to the Company's financial condition as a result of the provisions of FIN No. 46.

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The Company's adoption if SFAS No. 149 as of July 1, 2003, did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that certain financial instruments, which under prior accounting principles generally accepted in the United States of America could be designated as equity, be classified as liabilities on the balance sheet. SFAS No. 150 is effective for certain financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. The Company currently classifies its trust preferred securities in the mezzanine section of the Consolidated Balance Sheet. These securities will be reclassified as debt under the provisions of SFAS No. 150, effective July 1, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's consolidated financial statements.

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

The Company utilizes reports prepared by the Office of Thrift Supervision ("OTS") to measure interest rate risk. Using data from the Bank's quarterly thrift financial reports, the OTS models the net portfolio value ("NPV") of the Bank over a variety of interest rate scenarios. The NPV is defined as the present value of expected cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing off-balance sheet contracts. The model assumes instantaneous, parallel shifts in the U.S. Treasury Securities yield curve of either 100 to 300 basis points up or 100 basis points down, and in 100 basis point increments.

The interest rate risk measures used by the OTS include an "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure." The "Post-Shock" NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low "Post-Shock" NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The "Sensitivity Measure" is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following sets forth the Bank's NPV as of June 30, 2003.

                               NET PORTFOLIO VALUE

                                       (Dollars in thousands)
------------------------------------------------------------------------------------------------------
 CHANGES IN                                                             NET
  RATES IN                      DOLLAR         PERCENTAGE        PORTFOLIO VALUE AS      CHANGE IN
BASIS POINTS      AMOUNT        CHANGE           CHANGE            A % OF ASSETS       PERCENTAGE (1)
------------------------------------------------------------------------------------------------------
     300         $26,545       $(17,194)        (39.31)%               4.96%              (35.33)%
     200          34,422         (9,317)        (21.30)                6.28               (18.12)
     100          40,850         (2,888)         (6.60)                7.29                (4.95)
      0           43,738                                               7.67
    (100)         40,236         (3,503)         (8.01)                7.00                (8.74)

         (1) Based on the portfolio value of the Bank's assets in the base case scenario

As of June 30, 2003, the Bank's NPV was $43.7 million or 7.67% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $34.4 million or 6.28% of the market value of assets. The change in the NPV ratio or the Company's sensitivity measure was (1.39)%.

As of March 31, 2003, the Bank's NPV was $42.0 million or 7.57% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $31.5 million or 5.92% of the market value of assets. The change in the NPV ratio or the Company's sensitivity measure was (1.66)%.

ITEM 4.  CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) List of Exhibits

         Exhibit           Description

          31.1 Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 certification of the Chief Executive Officer

          31.2 Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 certification of the Chief Financial Officer

          32.1             Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

          32.2             Certification of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

         (b) Reports on Form 8-K

            Date           Item and Description

         05/01/2003        Item 9. On April 30, 2003, the Company issued a press
                           release reporting its earnings for the quarter and six months ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIRST KEYSTONE FINANCIAL, INC.

Date: August 14, 2003              By: /s/ Donald S. Guthrie
                                       -----------------------------------
                                   Donald S. Guthrie
                                   Chairman and Chief Executive Officer

Date: August 14, 2003              By: /s/ Thomas M. Kelly
                                       -----------------------------------
                                   Thomas M. Kelly
                                   President and Chief Financial Officer