Form 10-K
period 2003-09-30
FIRST KEYSTONE FINANCIAL INC
filed 2003-12-23
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                      FOR THE YEAR ENDED SEPTEMBER 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                         COMMISSION FILE NUMBER: 0-25328
                         FIRST KEYSTONE FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                          23-0469351
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                         Identification Number)

22 WEST STATE STREET, MEDIA, PENNSYLVANIA                           19063
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

The aggregate market value of the shares of Common Stock of the Registrant issued and outstanding on December 10, 2003, which excludes 369,970 shares held by all directors and officers of the Registrant as a group, was approximately $31.8 million. This figure is based on the closing price of $20.98 per share of the Registrant's Common stock on March 31, 2003, the last business day of the Registrant's second fiscal quarter.

Number of shares of Common Stock outstanding as of December 10, 2003:  1,886,897

                       DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the definitive proxy statement for the 2003 Annual Meeting of Stockholders are incorporated into Part III.

                         FIRST KEYSTONE FINANCIAL, INC.
                                    FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003
                                      INDEX

                                                                                        Page
                                                                                        ----
PART I

Item 1.  Business                                                                         1
Item 2.  Properties                                                                      37
Item 3.  Legal Proceedings                                                               38
Item 4.  Submission of Matters to a Vote of Security Holders                             38

PART II

Item 5.  Market for Registrant's Common Stock and Related
         Stockholder Matters                                                             38
Item 6.  Selected Financial Data                                                         40
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                      42
Item 7A. Quantitative and Qualitative Disclosures about Market Risk                      54
Item 8.  Financial Statements and Supplementary Data                                     55
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosures                                                                     82
Item 9A. Control and Procedures                                                          82

PART III

Item 10. Directors and Executive Officers of the Registrant                              82
Item 11. Executive Compensation                                                          82
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
         Stockholder Matters                                                             83
Item 13. Certain Relationships and Related Transactions                                  83
Item 14. Principal Accounting Fees and Services                                          83

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports of Form 8-K                83
         SIGNATURES                                                                      86

                      [This page left blank intentionally]

PART I.

ITEM 1.  BUSINESS.

GENERAL

         First Keystone Financial, Inc. (the "Company") is a Pennsylvania corporation and sole shareholder of First Keystone Bank, a federally chartered stock savings bank (the "Bank"), which converted to the stock form of organization in January 1995. The only significant assets of the Company are the capital stock of the Bank, the Company's loan to its employee stock ownership plan, and various equity and other investments. See Note 18 of the Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2003 set forth in Item 8, "Financial Statements and Supplementary Data." The business of the Company primarily consists of the business of the Bank.

         The Bank is a community oriented bank emphasizing customer service and convenience. The Bank's primary business is attracting deposits from the general public and using those funds together with other available sources of funds, primarily borrowings, to originate loans. A substantial portion of the Bank's deposits are comprised of core deposits consisting of NOW, non-interest-bearing accounts, money market ("MMDA") and passbook. Core deposits amounted to $184.1 million or 50.8% of the Bank's total deposits at September 30, 2003. The Bank's primary lending emphasis is the origination of loans secured by first and second liens on single-family (one-to-four units) residences located in Delaware and Chester Counties, Pennsylvania and to a lesser degree, Montgomery County, Pennsylvania and New Castle County, Delaware. The Bank originates residential first mortgage loans with either fixed and/or adjustable rates. Adjustable-rate loans are retained for the Bank's portfolio while fixed-rate loans may be sold in the secondary market depending on the Bank's asset/liability strategy, cash flow needs and current market conditions. The Bank also originates for portfolio, due to their generally shorter terms, adjustable or variable interest rates and generally higher yields, loans secured by commercial and multi-family residential real estate properties as well as residential and commercial construction loans secured by properties located in the Bank's market area. The Bank's management, however, remains focused on its long-term strategic plan to continue to shift to its loan composition toward commercial business, construction and home equity loans and lines of credit in order to provide a higher yielding portfolio with generally shorter terms. This effort to keep shorter term loans in portfolio resulted in a $5.9 million increase in outstanding balances in home equity loans and equity lines of credit at fiscal year end, representing a 21.3% increase in this category compared to the previous fiscal year. Multi-family residential and commercial real estate loans amounted to $59.0 million or 19.7% of the total loan portfolio at September 30, 2003 as compared to $60.4 million or 19.9% at September 30, 2002. The Bank has on occasion purchased loan participation interests in both residential and commercial real estate loans depending on market conditions and portfolio needs, although no such purchases were made during the fiscal year ended September 30, 2003.

         In addition to its deposit gathering and lending activities, the Bank invests in mortgage-related securities, which are issued or guaranteed by U.S. Government agencies and government sponsored or private enterprises, as well as U.S. Treasury and federal government agency obligations, corporate bonds and municipal obligations. At September 30, 2003, the Bank's mortgage-related securities (both available for sale and held to maturity) amounted to $128.2 million, or 22.9% of the Company's total assets, and investment securities (both available for sale and held to maturity) amounted to $84.0 million, or 15.0% of total assets.

MARKET AREA AND COMPETITION

         The Bank's primary market area is in Delaware and Chester Counties, which is located in the southeastern corner of Pennsylvania between two metropolitan areas, Philadelphia, Pennsylvania and Wilmington, Delaware. There is easy access to I-95, the Philadelphia International Airport and the Delaware River. The Bank is fortunate to be located in such a desirable geographic area. New York City is just 92 miles away from the Bank's headquarters in Media, Pennsylvania, Baltimore, Maryland is only 80 miles away, and the distance to Washington, DC is just 127 miles.

         Through an extensive highway and telecommunications network, the Delaware County's economy is knitted tightly into a regional economy of more than 2.5 million workers. Census 2000 lists Delaware County as having 14,394 business establishments with the number of jobs in the County (258,922) at an all time high. Most of the businesses are in corporate and professional services, distributive services and the manufacturing sector. Census 2000 shows Delaware County has a large, well-educated, and skilled local labor force of 258,782. Nearly one quarter of the County's population is 25 years or older and has earned a four-year college degree. The total number of people employed as executives, managers, professionals, and technicians is 101,646. Philadelphia's central location in the Northeast corridor, infrastructure and other factors has made the Bank's market area attractive to many large corporate employers including Comcast Corp., Boeing, State Farm Insurance, United Parcel Service, PECO Energy, SAP America, Inc., Wawa and many others.

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

         According to the 2000 Census, the population of Delaware County is 550,864, a modest 0.6% increase since 1990. During the year 2000, Delaware County Planning Commission reviewed proposals for almost twice as many residential units compared to 1997. Due to the availability of land still suitable for development, the majority of this growth has occurred in the western part of Delaware County, and its contiguous neighbor Chester County. The Bank had benefited from this growth with the opening of its Chester Heights office in December 1999 which has exceeded the Company's deposit and consumer loan projections. Chester County's continual growth is expected to increase further in the next decade. The communities in Chester County that are experiencing growth are East Marlborough Township, New Garden Township and East Goshen which surround the Bank's Chester County office. As a result of the continual anticipated growth, the Bank is expanding its Willowdale Branch, Chester County to a full-service free-standing office to be completed in fiscal 2004.

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

       The Bank experiences strong competition for real estate loans principally from other savings associations, commercial banks and mortgage-banking companies. The Bank competes for loans principally through the interest rates and loan fees it charges, the efficiency and quality of the services it provides borrowers and the convenient locations of its branch office network. Recognizing that convenience, as it relates to branch locations, is still a primary motivator in attracting new deposits, the Bank is undergoing construction of a new full-service free-standing branch on a corner property in Aston Township, Delaware County, a densely populated area in the heart of the Bank's marketplace.

FORWARD LOOKING STATEMENTS

         In this Annual Report on Form 10-K, the Company has included certain forward-looking statements concerning the future operations of the Company. It is management's desire to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all forward-looking statements contained in this Annual Report. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors. Such forward-looking statements may be identified by the use of words such as believe, expect, should, estimated, potential and similar expressions. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, business strategy, expected or anticipated revenue, results of operations and the business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. Factors that could affect results include interest rate trends, deposit flows, competition, the general economic climate in Delaware and Chester counties, the mid-Atlantic region and the United States as a whole, loan demand, real estate values, loan delinquency rates, levels of non-performing assets, changes in federal and state regulation, changes in accounting policies and practices and other uncertainties described in the Company's filings with the Securities and Exchange Commission, including its Form 10-K for the year ended September 30, 2003. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company assumes no obligation to update or revise forward-looking statements to reflect any changed assumptions, any unanticipated events or any changes in the future.

LENDING ACTIVITIES

         Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated (excluding loans held for sale).

                                                                   September 30,
                                          --------------------------------------------------------------
                                                 2003                  2002                  2001
                                          ------------------    ------------------    ------------------
                                           Amount       %        Amount       %        Amount       %
                                          ------------------    ------------------    ------------------
                                                              (Dollars in thousands)
Real estate loans:
  Single-family                           $166,042     55.51%   $173,736     57.32%   $160,289     59.81%
  Multi-family and commercial               59,022     19.73      60,379     19.92      43,472     16.22
  Construction and land                     28,975      9.69      28,292      9.33      29,117     10.86
  Home equity loans and lines of credit     33,459     11.19      27,595      9.10      25,847      9.65
                                          --------   -------    --------   -------    --------   -------
      Total real estate loans              287,498     96.12     290,002     95.67     258,725     96.54
                                          --------   -------    --------   -------    --------   -------

Consumer:
  Deposit                                      112       .04         144       .05         232       .09
  Education                                     --        --          --        --          --        --
  Unsecured personal loans                     547       .18         322       .11         133       .05
  Other(1)                                     779       .26         736       .24         760       .28
                                          --------   -------    --------   -------    --------   -------
      Total consumer loans                   1,438       .48       1,202       .40       1,125       .42
                                          --------   -------    --------   -------    --------   -------
Commercial business loans                   10,161      3.40      11,919      3.93       8,158      3.04
                                          --------   -------    --------   -------    --------   -------
      Total loans receivable(2)            299,097    100.00%    303,123    100.00%    268,008    100.00%
                                          --------   =======    --------   =======    --------   =======

Less:
  Loans in process (construction and
    land)                                   10,655                11,384                17,016
  Deferred loan origination fees and
    discounts                                   35                   605                 1,147
  Allowance for loan losses                  1,986                 2,358                 2,181
                                          --------              --------              --------
      Total loans receivable, net         $286,421              $288,776              $247,664
                                          ========              ========              ========

                                                        September 30,
                                          ----------------------------------------
                                                 2000                  1999
                                          ------------------    ------------------
                                           Amount       %        Amount       %
                                          ------------------    ------------------
                                                   (Dollars in thousands)
Real estate loans:
  Single-family                           $160,143     65.54%   $166,802     69.82%
  Multi-family and commercial               37,870     15.50      31,188     13.05
  Construction and land                     17,905      7.33      18,426      7.71
  Home equity loans and lines of credit     22,597      9.25      18,624      7.80
                                          --------   -------    --------   -------
      Total real estate loans              238,515     97.62     235,040     98.38
                                          --------   -------    --------   -------

Consumer:
  Deposit                                      251       .10         243       .10
  Education                                    285       .12         365       .15
  Unsecured personal loans                      --        --          --        --
  Other(1)                                     807       .33       1,080       .45
                                          --------   -------    --------   -------
      Total consumer loans                   1,343       .55       1,688       .70
                                          --------   -------    --------   -------
Commercial business loans                    4,475      1.83       2,190       .92
                                          --------   -------    --------   -------
      Total loans receivable(2)           244,333    100.00%    238,918    100.00%
                                          --------   =======    --------   =======

Less:
  Loans in process (construction and
    land)                                   10,330                 9,005
  Deferred loan origination fees and
    discounts                                1,298                 1,610
  Allowance for loan losses                  2,019                 1,928
                                          --------              --------
      Total loans receivable, net         $230,686              $226,375
                                          ========              ========

-----------------------------

(1)      Consists primarily of credit card loans.

(2) Does not include $4.5 million, $501,000, $225,000, $3.1 million and $1.8 million of loans held for sale at September 30, 2003, 2002, 2001, 2000 and 1999, respectively.

         Contractual Principal Repayments. The following table sets forth the scheduled contractual maturities of the Bank's loans held to maturity at September 30, 2003. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank's loan portfolio held to maturity.

                                                                            Real Estate Loans
                                           ------------------------------------------------------------------------------------
                                                          Multi-family                               Consumer and
                                           Single-family      and        Construction                 Commercial
                                               (1)         Commercial      and Land       Total     Business Loans      Total
                                           -------------  ------------   ------------   ---------   ---------------   ---------
                                                                          (Dollars in thousands)
Amounts due in:
   One year or less                        $      9,970   $      6,597   $     28,975   $  45,542   $        10,839   $  56,381
   After one year through three years            19,971          8,601             --      28,572               335      28,907
   After three years through five years          24,808         10,308             --      35,116               160      35,276
   After five years through ten years            74,564         12,913             --      87,477                97      87,574
   After ten years through fifteen years         43,070          9,619             --      52,689                23      52,712
   Over fifteen years                            27,118         10,984             --      38,102               145      38,247
                                           ------------   ------------   ------------   ---------   ---------------   ---------
       Total(2)                            $    199,501   $     59,022   $     28,975   $ 287,498   $        11,599   $ 299,097
                                           ============   ============   ============   =========   ===============   =========

Interest rate terms on amounts due after
  one year:
   Fixed                                                                                $ 156,927   $           463   $ 157,390
   Adjustable                                                                              85,029               297      85,326
                                                                                        ---------   ---------------   ---------
       Total(2)                                                                         $ 241,956   $           760   $ 242,716
                                                                                        =========   ===============   =========

----------------------------

(1)      Includes home equity loans and lines of credit.

(2) Does not include adjustments relating to loans in process, allowances for loan losses and deferred fee income.

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

                                                                 Year Ended September 30,
                                                          --------------------------------------
                                                             2003          2002          2001
                                                          ----------    ----------    ----------
                                                                  (Dollars in thousands)
Gross loans at beginning of period(1)                     $  303,624    $  268,233    $  247,532
                                                          ----------    ----------    ----------
Loan originations for investment:
  Real estate:
    Residential                                               80,722        60,719        25,889
    Commercial and multi-family                               13,890        31,300        11,265
    Construction                                              24,578        28,741        18,503
    Home equity and lines of credit                           29,920        21,710        10,363
                                                          ----------    ----------    ----------
      Total real estate loans originated for investment      149,110       142,470        66,020
   Consumer                                                    2,927         2,825         1,287
   Commercial business                                        17,548        21,555        12,102
                                                          ----------    ----------    ----------
      Total loans originated for investment                  169,585       166,850        79,409
Participations purchased(2)                                       --            --         1,124
Loans originated for resale                                   30,995         3,712        20,685
                                                          ----------    ----------    ----------
      Total originations                                     200,580       170,562       101,218
                                                          ----------    ----------    ----------
Deduct:
  Principal loan repayments and prepayments                 (171,489)     (131,374)      (56,086)
  Transferred to real estate owned                            (2,122)         (361)         (872)
  Loans sold in secondary market                             (26,998)       (3,436)      (23,559)
                                                          ----------    ----------    ----------
      Subtotal                                              (200,609)     (135,171)      (80,517)
                                                          ----------    ----------    ----------
Net (decrease) increase in loans(1)                              (29)       35,391        20,701
                                                          ----------    ----------    ----------
Gross loans at end of period(1)                           $  303,595    $  303,624    $  268,233
                                                          ==========    ==========    ==========

-------------------
(1) Includes loans held for sale of $4.5 million, $501,000 and $225,000 at September 30, 2003, 2002 and 2001, respectively.

(2)      Consist of commercial real estate loans.

         The residential lending activities of the Bank are subject to written underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Loan applications may be taken at all of the Bank's branch offices by the branch manager or other designated loan officers. Applications for single-family residential mortgage loans for portfolio retention are obtained predominately through loan originators who are employees of the Bank. The Bank's residential loan originators will take loan applications outside of the Bank's offices at the customer's convenience and are compensated on a commission basis. The Residential Lending Department supervises the process of obtaining credit reports, appraisals and other documentation involved with a loan. In most cases, the Bank requires that a property appraisal be obtained in connection with all new first mortgage loans. Generally, appraisals are not required on home equity loans because alternative means of valuation are used (i.e. tax assessments). Property appraisals generally are performed by an independent appraiser from a list approved by the Bank's Board of Directors. The Bank requires that title insurance (other than with respect to home equity loans) and hazard insurance be maintained on all security properties and that flood insurance be maintained if the property is within a designated flood plain.

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

         Applications for single-family residential mortgage loans which are originated for resale in the secondary market or loans designated for portfolio retention that conform to the requirements for resale into the secondary market and do not exceed Fannie Mae ("FNMA") or Freddie Mac ("FHLMC") limits are approved by at least one of the following: the Bank's Senior Vice President of Residential Lending, the Vice President of Residential Lending, the Senior Mortgage Loan underwriter or the Loan Committee (a committee comprised of four directors and the Vice President of Residential Lending). Residential mortgage loans in excess of FNMA/FHLMC maximum amounts (currently $322,700) but less than $1.0 million must be approved by the Loan Committee. All mortgage loans in excess of $1.0 million must be approved by the Bank's Board of Directors or the Executive Committee thereof. Commercial and multi-family residential real estate loans in excess of $200,000 and construction loans must be approved by the Board of Directors. All mortgage loans which do not require approval by the Board of Directors are submitted to the Board at its next meeting for review and ratification. Home equity loans and lines of credit up to $150,000 can be approved by the Vice President of Residential Lending, the Vice President of Construction Loans, the Vice President of Residential Lending or the Senior Mortgage Loan Underwriter. Loans in excess of such amount must be approved by the Loan Committee.

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

         The single-family residential mortgage loans offered by the Bank currently consist of fixed-rate loans, including bi-weekly and balloon loans and adjustable-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank's fixed-rate loans are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as FHLMC or FNMA, and other purchasers in the secondary mortgage market. The Bank also offers bi-weekly loans under the terms of which the borrower makes payments every two weeks. Although such loans have a 30 year amortization schedule, due to the bi-weekly payment schedule, such loans repay substantially more rapidly than a standard monthly amortizing 30-year fixed-rate loan. The Bank also offers five and seven year balloon loans which provide that the borrower can conditionally renew the loan at the fifth or seventh year at a then to-be-determined interest rate for the remaining 25 or 23 years, respectively, of the amortization period. At September 30, 2003, $147.8 million, or 89.0% of the Bank's single-family residential mortgage loans held in portfolio were fixed-rate loans, including $12.4 million of bi-weekly, fixed-rate residential mortgage loans.

         The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three or five years in accordance with a designated index, such as U.S. Treasury obligations, adjusted to a constant maturity ("CMT"), plus a stipulated margin. The Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a cap and floor of 6% on any such increase or decrease over the life of the loan. In order to increase the originations of adjustable-rate loans, the Bank has been originating loans which bear a fixed interest rate for a period of three to five years after which they convert to one-year adjustable-rate loans. The Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization. Although the Bank does offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year CMT are underwritten using methods approved by FHLMC or FNMA which require borrowers to be qualified at 2% above the discounted loan rate under certain conditions. At September 30, 2003, $18.2 million, or 11.0%, of the Bank's single-family residential mortgage loans held for portfolio were adjustable-rate loans.

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

         For conventional residential mortgage loans held in portfolio and also for those loans originated for sale in the secondary market, the Bank's maximum loan-to-value ("LTV") ratio is 97%, and is based on the lesser of sales price or appraised value. On loans with a LTV ratio of over 80%, private mortgage insurance may be required to be obtained or the Bank may lend the excess as a home equity loan.

         Commercial and Multi-Family Residential Real Estate Loans. In fiscal 2003, the Bank has maintained its increased investment in commercial and multi-family residential lending. Such loans are being made primarily to small- and medium-sized businesses located in the Bank's primary market area, a segment of the market that the Bank believes continues to be under served in recent years. Loans secured by commercial and multi-family residential real estate amounted to $59.0 million, or 19.7%, of the Bank's total loan portfolio, at September 30, 2003. The Bank's commercial and multi-family residential real estate loans are secured primarily by professional office buildings, small retail establishments, warehouses and apartment buildings (with 36 units or less) located in the Bank's primary market area.

         The Bank's adjustable-rate multi-family residential and commercial real estate loans generally are either three or five-year adjustable-rate loans indexed to the CMT plus a margin. In addition, depending on collateral value and strength of the borrower, fixed-rate balloon loans and longer term fixed-rate loans may be originated. Generally, fees of 1% to 3% of the principal loan balance are charged to the borrower upon closing. Although terms for multi-family residential and commercial real estate loans may vary, the Bank's underwriting standards generally provide for terms of up to 25 years with amortization of the principal over the term of the loan and LTV ratios of not more than 75%. Generally, the Bank obtains personal guarantees of the principals of the borrower as additional security for any commercial real estate and multi-family residential loans and requires that the borrower have at least a 25% equity investment in any such property.

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

         Multi-family residential and commercial real estate lending entails different and significant risks when compared to single-family residential lending because such loans often involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks also can be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. The Bank attempts to minimize its risk exposure by limiting such lending to proven developers/owners, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and periodically monitoring the operation and physical condition of the collateral. During fiscal 2003, the Bank continued to experience difficulties with two borrowers in its commercial real estate loan portfolio which has increased non-performing assets. See "-Non-performing Assets" for further discussion of these non-performing loans.

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

         The Bank also provides construction loans (including acquisition and development) and revolving lines of credit to developers. The majority of construction loans consist of loans to selected local developers with whom the Bank is familiar and who build single-family dwellings on a pre-sold or, to a significantly lesser extent, on a speculative basis. The Bank generally limits to two the number of unsold units that a developer may have under construction in a project. Such loans generally have terms of 36 months or less, have generally a maximum LTV ratios of 75% of the appraised value of the property upon completion and do not require the amortization of the principal during the term. The loans are made with variable rates of interest based on the Prime Rate plus a margin adjusted on a monthly basis. The Bank also receives origination fees that generally range from .5% to 3.0% of the loan commitment. The borrower is required to fund a portion of the project's costs, the exact amount being determined on a case-by-case basis. Loan proceeds are disbursed by percentage of completion of the cost of the project after inspections indicate that such disbursements are for costs already incurred and which have added to the value of the project. Only interest payments are due during the construction phase and the Bank may provide the borrower with an interest reserve from which it can pay the stated interest due thereon.

         At September 30, 2003, residential construction loans totaled $16.4 million, or 5.5%, of the total loan portfolio, primarily consisting of construction loans to developers. At September 30, 2003, commercial construction loans totaled $2.1 million, or .71%, of the total loan portfolio.

         The Bank also originates ground or land loans to individuals to purchase a property on which they intend to build their primary residences, as well as to developers to purchase lots to build speculative homes at a later date. Such loans have terms of 36 months or less with a maximum LTV ratio of 75% of the lower of appraised value or sale price. The loans are made with variable rates based on the Prime Rate plus a margin. The Bank also receives origination fees, which generally range between 1.0% and 3.0% of the loan amount. At September 30, 2003, land loans (including loans to acquire and develop land) totaled $10.4 million, or 3.5%, of the total loan portfolio.

         Loans to developers include both secured and unsecured lines of credit (which are classified as commercial business loans) with outstanding commitments totaling $2.2 million. All have personal guaranties of the principals and are cross-collateralized with existing loans. At September 30, 2003, loans outstanding under builder lines of credit totaled $1.4 million, or .47%, of the total loan portfolio, of which $788,000 were unsecured and given only to the Bank's most creditworthy long standing customers.

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

         Home Equity Loans and Lines of Credit. Home equity loans and home equity lines of credit are secured by the underlying equity in the borrower's primary residence or, occasionally, other types of real estate. Home equity loans are amortizing loans with fixed interest rates and generally maximum terms of 15 years while equity lines of credit have adjustable interest rates indexed to the Prime Rate. Generally home equity loans or home equity lines of credit do not exceed $100,000. The Bank's home equity loans and lines of credit generally require combined LTV ratios of 80% or less. Loans with higher LTV ratios are available but with higher interest rates and stricter credit standards. At September 30, 2003, home equity loans and lines of credit amounted to $33.5 million, or 11.2%, of the Bank's total loan portfolio.

         Consumer Lending Activities. The Bank also offers a variety of consumer loans in order to provide a full range of retail financial services to its customers. At September 30, 2003, $1.4 million, or .5 %, of the Bank's total loan portfolio was comprised of consumer loans. The Bank originates substantially all of such loans in its market area. At September 30, 2003, the Bank's consumer loan portfolio was comprised of credit card, deposit, unsecured personal loans and other consumer loans. The Bank's credit card program is primarily offered to only the Bank's most creditworthy customers. At September 30, 2003, these loans totaled $620,000, or .2%, of the total loan portfolio. Another component of the consumer loan portfolio is unsecured loans amounting to $547,000, or .2%, of the Bank's loan portfolio at September 30, 2003.

         Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

         Commercial Business Loans. The Bank has also emphasized the growth in commercial business loans by granting such loans directly to business enterprises that are located in its market area. The majority of such loans are for less than $1.0 million. The Bank actively targets and markets to small- and medium-sized businesses. Applications for commercial business loans are obtained from existing commercial customers, branch and customer referrals, direct inquiry and those that are obtained by our commercial lending officers. As of September 30, 2003, commercial business loans amounted to $10.2 million, or 3.4%, of the Bank's total loan portfolio.

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

         Although commercial business loans generally are considered to involve greater credit risk than other certain types of loans, management intends to continue to offer commercial business loans to small- and medium-sized businesses in an effort to better serve our community's needs, obtain core non-interest-bearing deposits and increase the Bank's interest rate spread.

         Mortgage-Banking Activities. Due to customer preference for fixed-rate loans, the Bank has continued to originate fixed-rate loans. Long-term (generally 30 years) fixed-rate loans not taken into portfolio for asset/liability purposes are sold into the secondary market. The Bank's net gain on sales of mortgage loans amounted to $410,000, $84,000, and $122,000 during the fiscal years ended September 30, 2003, 2002 and 2001, respectively. Profits from sales of loans held for sale significantly increased due to the increased originations in 30-year loans resulting from the low interest rate environment. The Bank had $4.5 million and $501,000 of mortgage loans held for sale at September 30, 2003 and 2002, respectively. Subsequent to fiscal year end, management determined, based on its asset liability position, to retain a substantial portion of such loans in its loan portfolio.

         The Bank's conforming mortgage loans sold to others are sold, generally with servicing retained, on a loan-by-loan basis primarily to FHLMC or FNMA. A period of less than five days generally elapses between the closing of the loan by the Bank and its purchase by the investor. Mortgages with established interest rates generally will decrease in value during periods of increasing interest rates. Accordingly, fluctuations in prevailing interest rates may result in a gain or loss to the Bank as a result of adjustments to the carrying value of loans held for sale or upon sale of loans. The Bank attempts to protect itself from these market fluctuations through the use of forward commitments entered into at the same time of the commitment by the Bank of a loan rate to the borrower. These commitments are mandatory delivery contracts with FHLMC or FNMA within a certain time frame and within certain dollar amounts by a price determined at the commitment date. Market risk does exist as non-refundable points paid by the borrower may not be sufficient to offset fees associated with closing the forward commitment contract. See Note 13 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

         Loan Origination Fees and Servicing. Borrowers may be charged an origination fee, which is a percentage of the principal balance of the loan. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," the various fees received by the Bank in connection with the origination of loans are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. However, when such loans are sold, the remaining unamortized fees (which is all or substantially all of such fees due to the relatively short period during which such loans are held) are recognized as income on the sale of loans held for sale.

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

                                                              SEPTEMBER 30,
                                                    ----------------------------------
                                                      2003          2002         2001
                                                    ----------------------------------
                                                          (Dollars in thousands)
Loans originated by the Bank and serviced for:
   FNMA                                             $    822      $  1,054     $ 1,726
   FHLMC                                              50,373        50,405      64,195
   Others                                                352           367         380
                                                     -------       -------      ------
      Total loans serviced for others               $ 51,547      $ 51,826     $66,301
                                                     =======       =======      ======

         The Bank receives fees for servicing mortgage loans, which generally amount to 0.25% per annum on the declining principal balance of mortgage loans. Such fees serve to compensate the Bank for the costs of performing the servicing function. Other sources of loan servicing revenues include late charges. The Bank retains a portion of funds received from borrowers on the loans it services for others in payment of its servicing fees received on loans serviced for others. For fiscal years ended September 30, 2003, 2002 and 2001, the Bank earned gross fees of $140,000, $160,000 and $191,000, respectively, from loan servicing.

         Loans-to-One Borrower Limitations. Regulations impose limitations on the aggregate amount of loans that a savings institution could make to any one borrower, including related entities. Under such regulations, the permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 2003, the Bank's six largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $4.3 million to $5.8 million. The Bank's loans-to-one borrower limit was $6.8 million at such date.

ASSET QUALITY

         General. As a part of the Bank's efforts to improve its asset quality, it has developed and implemented an asset classification system. All of the Bank's assets are subject to review under the classification system, but particular emphasis is placed on the review of multi-family residential and commercial real estate loans, construction loans and commercial business loans. All assets of the Bank are periodically reviewed and the classification recommendations submitted to the Asset Classification Committee at least monthly. The Asset Classification Committee is composed of the President and Chief Executive Officer, the Chief Financial Officer, the Vice President of Loan Administration, the Internal Auditor and the Vice President of Construction Lending. All assets are placed into one of the four following categories: Pass, Substandard, Doubtful and Loss. The criteria used to review and establish each asset's classification are substantially identical to the asset classification system used by the Office of Thrift Supervision (the "OTS") in connection with the examination process. As of September 30, 2003, the Bank did not have any assets which it had classified as doubtful or loss. See "- Non-Performing Assets" and "- Other Classified Assets" for a discussion of certain of the Bank's assets which have been classified as substandard and regulatory classification standards generally.

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

         Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Bank does not accrue interest on loans past due 90 days or more. See Note 2 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

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

         Under accounting principles generally accepted in the United States of America ("GAAP"), the Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings" under SFAS No. 15. In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider under current market conditions. Debt restructuring or loan modifications for a borrower do not necessarily always constitute troubled debt restructuring, however, and troubled debt restructuring does not necessarily result in non-accrual loans.

         Delinquent Loans. The following table sets forth information concerning delinquent loans at the dates indicated, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                        September 30, 2003                September 30, 2002
                               ----------------------------------------------------------------------
                                  30-59 Days        60-89 Days       30-59 Days       60-89 Days
                               ----------------------------------------------------------------------
                                        Percent           Percent           Percent          Percent
                                          of                of                of                of
                                         Loan              Loan              Loan              Loan
                               Amount  Category  Amount  Category  Amount  Category  Amount  Category
                               ----------------------------------------------------------------------
                                                      (Dollars in thousands)
Real estate loans:
  Single-family residential     $ 84     .05%     $127     .08%     $ --      --%     $405       .23%
  Multi-family and commercial    531     .90        --      --       246     .41        --        --
  Home equity                     64     .19       167     .50        --      --        35       .13
Consumer loans                    12     .83         1     .07        18    1.50        23      1.91
Commercial business loans         60     .59        --      --        33     .28        --        --
                                ----              ----              ----              ----
Total                           $751     .25%     $295     .10%     $297     .10%     $463       .15%
                                ====              ====              ====              ====

         Non-performing Assets. The following table sets forth the amounts and categories of the Bank's non-performing assets and troubled debt restructurings at the dates indicated.

                                                                September 30,
                                                  ------------------------------------------
                                                   2003     2002     2001     2000     1999
                                                  ------------------------------------------
                                                           (Dollars in thousands)
Non-performing loans:

  Single-family residential                       $  688   $1,237   $1,924   $2,109   $2,312
  Commercial and multi-family(1)                     381    2,386       33       --      289
  Construction(2)                                     --       --       --       --      556
  Consumer                                            16       19      314       48       16
  Commercial business                                268      138       --        3        6
                                                  ------   ------   ------   ------   ------
     Total non-performing loans                    1,353    3,780    2,271    2,160    3,179
                                                  ------   ------   ------   ------   ------
Accruing loans more than 90 days delinquent (3)      203    1,358       31      355        1
                                                  ------   ------   ------   ------   ------
     Total non-performing loans                    1,556    5,138    2,302    2,515    3,180
                                                  ------   ------   ------   ------   ------

Real estate owned                                  1,420      248      887      947      297
                                                  ------   ------   ------   ------   ------
     Total non-performing assets                  $2,976   $5,386   $3,189   $3,462   $3,477
                                                  ======   ======   ======   ======   ======
Troubled debt restructurings (4)                  $   --   $   --   $   --   $   --   $   24
                                                  ======   ======   ======   ======   ======
Total non-performing loans and
  troubled debt restructurings
  as a percentage of gross loans
  receivable(5)                                     0.53%    1.76%    0.92%    1.07%    1.39%
                                                  ======   ======   ======   ======   ======

Total non-performing assets
  as a percentage of total assets                   0.53%    1.04%    0.65%    0.75%    0.77%
                                                  ======   ======   ======   ======   ======
Total non-performing assets and
  troubled debt restructurings as
  percentage of total assets                        0.53%    1.04%    0.65%    0.75%    0.78%
                                                  ======   ======   ======   ======   ======

------------------------
(1) Consists of one loan at September 30, 2003, three loans at September 30, 2002, one loan at September 30, 2001 and two loans at September 30, 1999.

(2)  Consists of three loans made to two borrowers at September 30, 1999.

(3) Consists of one commercial real estate loan of $1.3 million which returned to current status subsequent to September 30, 2002

(4) Consists of lease financing receivables at September 30, 1999 from the Bennett Funding Group of Syracuse, New York ("Bennett Funding"). The troubled debt restructurings entered into in 1997 performed in accordance with the terms of the agreements since the restructurings.

(5) Includes loans receivable and loans held for sale, less construction and land loans in process and deferred loan origination fees and discounts.

         The $688,000 of non-performing single-family residential loans at September 30, 2003 consisted of 16 loans with principal balances ranging from $2,700 to $164,000, with an average balance of approximately $43,000. Included within the 16 loans are four loans aggregating $291,000 to credit impaired borrowers.

         At September 30, 2003, non-performing commercial real estate loans were comprised of two commercial real estate loans totaling $381,000 with the largest of the two having a carrying value of $320,000. The Bank owns a 25% participation interest in this loan which is secured by a partially completed storage facility in Clifton Heights, Pennsylvania. Subsequent to fiscal year end, the loan was paid off.

         Non-performing commercial business loans comprised of four loans with an average balance of approximately $67,000 and the largest loan having a carrying value of $125,000.

         At September 30, 2003, the $1.4 million of real estate owned (including in-substance foreclosure) consisted of two single-family residential properties with an average carrying value of $167,600 and a $1.1 million commercial real estate property. The commercial real estate property is an 18-hole golf course and golf house, located in Avondale, Pennsylvania. The golf facility is fully operational and continues to generate revenues. Foreclosure is expected to occur in December 2003 and the property is currently being marketed. During fiscal 2003, the Bank incurred expenses in the amount of $299,000 relating to the workout of these loans. Management expects the costs associated with these loans to continue into the next fiscal year.

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

         At September 30, 2003, the Bank had $3.1 million of assets classified as substandard, and no assets classified as doubtful or loss. Substantially all classified assets consist of non-performing assets.

         Allowance for Loan Losses. The Bank's policy is to establish reserves for estimated losses on delinquent loans when it determines that losses are probable. The allowance for losses on loans is maintained at a level believed by management to cover all known and inherent losses in its loan portfolio. Management's analysis of the adequacy of the allowance is based on an evaluation of the loan portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. The level of provisions increased in fiscal 2002 compared, to a large part, to the nonperforming commercial assets aggregating $1.5 million as discussed above. As shown in the table below, at September 30, 2003, the Bank's allowance for loan losses amounted to 127.63% and .68% of the Bank's non-performing loans and gross loans receivable, respectively.

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

                                                                     YEAR ENDING SEPTEMBER 30,
                                                          -----------------------------------------------
                                                           2003      2002       2001     2000      1999
                                                          -----------------------------------------------
                                                                      (Dollars in thousands)
Allowance for loan losses, beginning of  period           $ 2,358   $ 2,181   $ 2,019   $ 1,928   $ 1,738
Charged-off loans:
  Single-family residential                                   (50)     (317)     (492)     (182)      (12)
  Multi-family and commercial                                (941)       --        --        --        --
  Construction                                                 --        --        --      (117)       --
  Consumer and commercial business                           (111)      (56)      (40)      (64)      (60)
                                                          -------   -------   -------   -------   -------
    Total charged-off loans                                (1,102)     (373)     (532)     (363)      (72)
                                                          -------   -------   -------   -------   -------
Recoveries on loans previously charged off:
  Single-family residential                                     4         1        11        --         2
  Commercial leases (1)                                        --        --       134        33        --
  Consumer and commercial business                             11         9         9         1         1
                                                          -------   -------   -------   -------   -------
    Total recoveries                                           15        10       154        34         3
                                                          -------   -------   -------   -------   -------

Net loans charged-off                                      (1,087)     (363)     (378)     (329)      (69)
Provision for loan losses                                     715       540       540       420       259
                                                          -------   -------   -------   -------   -------
Allowance for loan losses, end of period                  $ 1,986   $ 2,358   $ 2,181   $ 2,019   $ 1,928
                                                          =======   =======   =======   =======   =======

Net loans charged-off to average loans outstanding(2)        0.37%     0.13%     0.16%     0.14%     0.03%
                                                          =======   =======   =======   =======   =======
Allowance for loan losses to gross loans receivable(2)       0.68%     0.81%     0.87%     0.86%     0.84%
                                                          =======   =======   =======   =======   =======
Allowance for loan losses to total non-performing loans    127.63%    45.89%    94.74%    80.28%    60.63%
                                                          =======   =======   =======   =======   =======
Net loans charged-off to allowance for loan losses          54.73%    15.39%    17.33%    16.30%     3.58%
                                                          =======   =======   =======   =======   =======
Recoveries to charge-offs                                    1.36%     2.68%    28.95%     9.37%     4.17%
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

                                                                        SEPTEMBER 30,
                           -------------------------------------------------------------------------------------------------------
                                   2003                 2002                2001                 2000                 1999
                           -------------------  -------------------  -------------------  -------------------  -------------------
                                   % OF LOANS           % OF LOANS           % OF LOANS            % OF LOANS           % OF LOANS
                                     IN EACH              IN EACH              IN EACH              IN EACH              IN EACH
                                   CATEGORY TO          CATEGORY TO          CATEGORY TO          CATEGORY TO          CATEGORY TO
                           AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS
                           ------  -----------  ------  -----------  ------  -----------  ------  -----------  ------  -----------
                                                                   (Dollars in thousands)
Single-family residential  $  733     55.51%     $ 815      57.32%   $  615     59.81%    $1,098      65.54%   $  572      69.82%
Commercial and multi-
  family residential          317     19.73        767      19.92       566     16.22        198      15.50       166      13.05
Construction                  329      9.69        304       9.33       249     10.86        171       7.33       320       7.71
Home equity                    34     11.19         40       9.10        59      9.65         41       9.25        34       7.80
Consumer                       10       .48         10        .40        11       .42          8        .55         8        .70
Commercial business           132      3.40         86       3.93        87      3.04         60       1.83        14        .92
Unallocated                   431        --        336         --       594        --        443         --       814         --
                           ------    ------     ------     ------    ------    ------     ------     ------    ------     ------
    Total allowance for
      loan losses          $1,986    100.00%    $2,358     100.00%   $2,181    100.00%    $2,019     100.00%   $1,928     100.00%
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

         FHLMC is a public corporation chartered by the U.S. Government. FHLMC issues participation certificates backed principally by conventional mortgage loans. FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because FHLMC and FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by Federal Housing Administration ("FHA") insured and the Department of Veterans Affairs ("VA") guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because FHLMC, FNMA and GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs which is currently $322,700.

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

         Mortgage-related securities generally bear yields which are less than those of the loans which underlie such securities because of their payment guarantees or credit enhancements which reduce credit risk to nominal levels. However, mortgage-related securities are more liquid than individual mortgage loans and may be used to collateralize certain obligations of the Bank. At September 30, 2003, $13.1 million of the Bank's mortgage-related securities were pledged to secure various obligations of the Bank, treasury tax and loan processing and as collateral for certain municipal deposits.

         The Bank's mortgage-related securities are classified as either "held to maturity" or "available for sale" based upon the Bank's intent and ability to hold such securities to maturity at the time of purchase, in accordance with GAAP. As of September 30, 2003, the Bank had an aggregate of $128.1 million, or 22.9%, of total assets invested in mortgage-related securities, net, of which $3.5 million was held to maturity and $124.6 million was available for sale. The mortgage-related securities of the Bank which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield, while mortgage-related securities available for sale are carried at the current fair value. See Notes 2 and 4 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

         The following table sets forth the composition of the Bank's available for sale (at fair value) and held to maturity (at amortized cost) of the mortgage-related securities portfolios at the dates indicated.

                                                                    September 30,
                                                       ---------------------------------------
                                                          2003           2002         2001
                                                       ---------------------------------------
                                                                (Dollars in thousands)
Available for sale:
Mortgage-backed securities:
  FHLMC                                                $  6,950      $  5,261      $  9,175
  FNMA                                                   46,030        13,463        15,056
  GNMA                                                   13,639        33,621        43,907
                                                       --------      --------      --------
      Total mortgage-backed securities                   66,619        52,345        68,138
                                                       --------      --------      --------
Collateralized mortgage obligations:
  FHLMC                                                  20,239         9,509        10,994
  FNMA                                                    5,381         3,751         6,215
  GNMA                                                       --            --            17
  Other                                                  32,417(1)     20,069(2)     32,244(3)
                                                       --------      --------      --------
      Total collateralized mortgage obligations          58,037        33,329        49,470
                                                       --------      --------      --------
  Total mortgage-related securities                    $124,656      $ 85,674      $117,608
                                                       ========      ========      ========

Held to maturity:

Mortgage-backed securities:
   FHLMC                                               $    478      $  1,433      $  2,285
   FNMA                                                   2,123         3,574         4,684
                                                       --------      --------      --------
      Total mortgage-backed securities                    2,601         5,007         6,969
                                                       --------      --------      --------
Collateralized mortgage obligations:
   FNMA                                                     886         3,848         4,485
                                                       --------      --------      --------
      Total collateralized mortgage obligations             886         3,848         4,485
                                                       --------      --------      --------
   Total mortgage-related securities, amortized cost   $  3,487      $  8,855      $ 11,454
                                                       ========      ========      ========

   Total fair value(4)                                 $  3,560      $  9,090      $ 11,550
                                                       ========      ========      ========

(1) Includes "AAA" rated securities of Countrywide Home Loans, Washington Mutual, AMAC and First Horizon with book values of $6.5 million, $6.8 million, $4.7 million and $ 3.6 million, respectively, and fair values of $6.4 million, $6.7 million, $4.8 million and $3.5 million.

(2) Includes "AAA" rated securities of Northwest Asset Securities Corporation, Credit Suisse First Boston, Washington Mutual and Countrywide Home Loans with book values of $2.9 million, $4.1 million, $5.1 million and $2.7 million, respectively, and fair value of $3.0 million, $4.1 million, $5.1 million and $2.8 million, respectively.

(3) Includes "AAA" rated securities of Northwest Asset Securities Corporation, Chase Mortgage Services, Washington Mutual and Countrywide Home Loans with book values of $5.5 million, $3.1 million, $4.2 million and $5.0 million, respectively, and fair values of $5.7 million, $3.1 million, $4.3 million and $5.0 million, respectively.

(4) See Note 4 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

         The following table sets forth the purchases, sales and principal repayments of the Bank's mortgage-related securities for the periods indicated.

                                                                 YEAR ENDED SEPTEMBER 30,
                                                           ------------------------------------
                                                              2003         2002         2001
                                                           ------------------------------------
                                                                 (Dollars in thousands)
Mortgage-related securities, beginning of period(1)(2)     $  94,529    $ 129,062    $ 109,313
                                                           ---------    ---------    ---------
Purchases:
  Mortgage-backed securities - available for sale             50,199        9,280       24,501
  CMOs - available for sale                                   81,942       18,231       34,162
Sales:
  Mortgage-backed securities - available for sale             (4,493)          --       (6,888)
  CMOs - available for sale                                   (3,064)          --           --
Repayments and prepayments:
  Mortgage-backed securities                                 (32,563)     (26,820)     (21,568)
  CMOs                                                       (55,941)     (34,554)     (14,808)
Decrease in net premium                                       (1,128)        (315)        (145)
Change in net unrealized (loss) gain on mortgage-related
   securities available for sale                              (1,338)        (355)       4,495
                                                           ---------    ---------    ---------
Net increase (decrease) in mortgage-related securities        33,614      (34,533)      19,749
                                                           ---------    ---------    ---------
Mortgage-related securities, end of period(1) (2)          $ 128,143    $  94,529    $ 129,062
                                                           =========    =========    =========

(1) Includes both mortgage-related securities available for sale and held to maturity.

(2) Calculated at amortized cost for securities held to maturity and at fair value for securities available for sale.

         At September 30, 2003, the estimated weighted average maturity of the Bank's fixed-rate mortgage-related securities was approximately 3.27 years. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the securities, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, such as the Bank experienced during fiscal 2003 and 2002, if the coupon rates of the underlying mortgages exceed the prevailing market interest rates offered for mortgage loans, refinancings generally increase and accelerate the prepayment rate of the underlying mortgages and the related securities. Conversely, during periods of increasing mortgage interest rates, if the coupon rates of the underlying mortgages are less than the prevailing market interest rates offered for mortgage loans, refinancings generally decrease and decrease the prepayment rate of the underlying mortgages and the related securities. As a result of the declining interest rate environment, the Bank experienced high levels of repayments and accelerated prepayments, and consequently, the Bank reinvested the proceeds of such repayments and prepayments at a lower yield.

        Investment Securities. The following table sets forth information regarding the carrying and fair value of the Company's investment securities, both held to maturity and available for sale, at the dates indicated.

                                                 AT SEPTEMBER 30,
                            ----------------------------------------------------------
                                  2003                2002                 2001
                            ----------------------------------------------------------
                            CARRYING   FAIR     CARRYING   FAIR     CARRYING    FAIR
                              VALUE    VALUE     VALUE     VALUE     VALUE      VALUE
                            ----------------------------------------------------------
                                              (Dollars in thousands)
FHLB stock                  $ 8,294   $ 8,294   $ 6,571   $ 6,571   $ 6,917   $ 6,917
U.S. Government and agency
 obligations
     1 to 5 years            13,020    13,004    11,986    12,114     2,961     3,133
     5 to 10 years            4,880     4,988     1,861     2,071     1,843     2,050
Municipal obligations        17,373    17,895    19,012    19,800    21,890    22,626
Corporate bonds              20,621    21,693    14,299    14,720    14,333    14,087
Mutual funds                 14,009    13,952    14,009    14,045     5,009     5,004
Asset backed securities       1,911     1,922     2,837     2,853     2,986     2,970
Preferred stocks              5,474     4,984    10,682    10,751     9,474     9,197
Other equity investments      3,126     5,712     3,476     4,269     2,778     3,497
                            -------   -------   -------   -------   -------   -------
     Total                  $88,708   $92,444   $84,733   $87,194   $68,191   $69,481
                            =======   =======   =======   =======   =======   =======

         At September 30, 2003, the Company had an aggregate of $92.4 million, or 16.5%, of its total assets invested in investment securities, of which $8.3 million consisted of FHLB stock, $77.7 million was investment securities available for sale and $6.5 million held to maturity. Included in U.S. Government and agency obligations are callable bonds with a remaining term of approximately four years. The Bank's investment securities (excluding mutual funds, equity securities and FHLB stock) had a weighted average maturity to the call date of 6.0 years and a weighted average yield of 6.1% (adjusted to a fully taxable equivalent yield).

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

         Deposits. The Bank's current deposit products include passbook accounts, NOW accounts, MMDA, certificates of deposit ranging in terms from 30 days to five years and non-interest-bearing personal and business checking accounts. The Bank's deposit products also include Individual Retirement Account ("IRA") certificates and Keogh accounts.

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

         The Bank has been competitive in the types of accounts and interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. Even with the significant decline in interest rates paid on deposit products in fiscal 2003 and 2002, due to generally declining returns on competing investment opportunities as well as the effects of the stock market decline, the Bank did not experience disintermediation of deposits into competing investment products in fiscal 2003 and 2002.

         The following table shows the distribution of, and certain information relating to, the Bank's deposits by type of deposit as of the dates indicated.

                                                  SEPTEMBER 30,
                          ------------------------------------------------------------
                                 2003                 2002                 2001
                          ------------------------------------------------------------
                           AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                          ------------------------------------------------------------
                                             (Dollars in thousands)
Passbook                  $ 47,089    12.99%   $ 41,659    12.60%   $ 37,806    12.13%
MMDA                        55,889    15.41      48,721    14.73      40,781    13.09
NOW                         60,221    16.61      48,803    14.75      45,161    14.49
Certificates of deposit    178,489    49.22     176,242    53.28     182,155    58.46
Non-interest-bearing        20,917     5.77      15,340     4.64       5,698     1.83
                          --------   ------    --------   ------    --------   ------
   Total deposits         $362,605   100.00%   $330,765   100.00%   $311,601   100.00%
                          ========   ======    ========   ======    ========   ======

         The following table sets forth the net savings flows of the Bank during the periods indicated.

                                     YEAR ENDED SEPTEMBER 30,
                                    ---------------------------
                                      2003      2002      2001
                                    ---------------------------
                                       (Dollars in thousands)
Increase before interest credited   $25,633   $10,477   $27,876
Interest credited                     6,207     8,687    11,163
                                    -------   -------   -------
Net savings increase                $31,840   $19,164   $39,039
                                    =======   =======   =======

         The following table sets forth maturities of the Bank's certificates of deposit of $100,000 or more at September 30, 2003 and 2002 by time remaining to maturity (amounts in thousands).

                                           SEPTEMBER 30
                                        -----------------
                                         2003      2002
                                        -----------------
Three months or less                    $11,724   $10,764
Over three months through six months      6,581     5,509
Over six months through twelve months     5,984     6,679
Over twelve months                        9,889     9,618
                                        -------   -------
                                        $34,178   $32,570
                                        =======   =======

         The following table presents, by various interest rate categories, the amount of certificates of deposit at September 30, 2003 and 2002 and the amounts at September 30, 2003 which mature during the periods indicated.

                                                           AMOUNTS AT SEPTEMBER 30, 2003
                                SEPTEMBER 30,                     MATURING WITHIN
                            --------------------   ----------------------------------------------
Certificates of Deposit        2003       2002     ONE YEAR   TWO YEARS   THREE YEARS  THEREAFTER
                            --------------------   ----------------------------------------------
                                                 (Dollars in thousands)
2.0% or less                 $ 61,363   $  3,475   $ 49,859   $ 11,504     $     --     $     --
2.01% to 3.0%                  39,394     63,429     19,527     16,497        2,703          667
3.01% to 4.0%                  42,191     66,834     25,240      4,271          788       11,892
4.01% to 5.0%                  19,694     23,064      1,882      7,335        1,214        9,263
5.01% to 6.0%                   6,219      9,717        713      2,244        3,257            5
6.01% to 7.0%                   9,628      9,723      9,410        218           --           --
                             --------   --------   --------   --------     --------     --------
Total certificate accounts   $178,489   $176,242   $106,631   $ 42,069     $  7,962     $ 21,827
                             ========   ========   ========   ========     ========     ========


         The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

                                                       SEPTEMBER 30,
                                ---------------------------------------------------------
                                       2003               2002                2001
                                ---------------------------------------------------------
                                           AVERAGE            AVERAGE             AVERAGE
                                AVERAGE      RATE    AVERAGE    RATE    AVERAGE    RATE
                                BALANCE      PAID    BALANCE    PAID    BALANCE    PAID
                                ---------------------------------------------------------
                                                  (Dollars in thousands)
Passbook accounts               $ 44,105    1.20%   $ 40,300   1.86%   $ 37,661   2.41%
MMDA accounts                     51,756    1.42      47,245   2.19      31,645   3.86
Certificates of deposit          178,097    3.24     174,844   4.24     177,086   5.87
NOW accounts                      55,496     .57      49,235    .81      40,681   1.32
Non-interest-bearing deposits     14,272      --       7,720     --       7,658     --
                                --------            --------           --------
    Total deposits              $343,726    2.14%   $319,344   3.01%   $294,731   4.43%
                                ========    ====    ========   ====    ========   ====

         Borrowings. The Bank may obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in the FHLB and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. During fiscal 2003, the Company funded a portion of its asset growth with overnight borrowings from FHLB. However, during fiscal 2002, the increase in core deposits funded asset growth, therefore borrowing from the FHLB was not necessary. At September 30, 2003, the Bank had $126.4 million in outstanding FHLB advances. The FHLB advances have certain call features whereby the FHLB of Pittsburgh can call the borrowings after the expiration of certain time frames. The time frames on the callable borrowings range from three months to seven years. See Note 9 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

         SUBSIDIARIES

         The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, service corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. It may invest essentially unlimited amounts in subsidiaries deemed operating subsidiaries that can only engage in activities that the Bank is permitted to engage in. Under such limitations, as of September 30, 2003, the Bank was authorized to invest up to approximately $11.0 million in the stock of, or loans to, service corporations. As of September 30, 2003, the net book value of the Bank's investment in stock, unsecured loans, and conforming loans to its service corporations was $38,100.

         At September 30, 2003, in addition to the Bank, the Company has six direct or indirect subsidiaries: First Keystone Capital Trust I, First Keystone Capital Trust II, FKF Management Corp., Inc., State Street Services Corp., First Pointe, Inc. and First Chester Services, Inc.

         First Keystone Capital Trust I (the "Trust") is a Delaware statutory business trust wholly owned by the Company formed in 1997 for the purpose of issuing trust preferred securities and investing the proceeds there from in Junior Subordinated Debentures issued by the Company. See Note 17 of the Notes to Consolidated Financial set forth in Item 8 hereof for further discussion regarding the issuance of trust preferred securities.

         First Keystone Capital Trust II (the "Trust II") is a Delaware statutory business trust wholly owned by the Company formed in 2001 for the purpose of issuing trust preferred securities and investing the proceeds in Junior Subordinated Debentures issued by the Company. See Note 17 of the Notes to the Consolidated Financial Statements set forth in Item 8 hereof for further discussion regarding the issuance of trust preferred securities.

         FKF Management Corp., Inc., a Delaware corporation, is a wholly owned operating subsidiary of the Bank established in 1997 for the purpose of managing certain assets of the Bank. Assets under management totaled $150.5 million at September 30, 2003 and were comprised principally of investment and mortgage-related securities.

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

         EMPLOYEES

         The Bank had 88 full-time employees and 15 part-time employees as of September 30, 2003. None of these employees is represented by a collective bargaining agreement. The Bank believes that it enjoys excellent relations with its personnel.

REGULATION

         The Company. The Company as a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), is registered as such with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

         Federal Activities Restrictions. The Company operates as a unitary savings and loan holding company. Generally, there are only limited restrictions on the activities of a unitary savings and loan holding company which applied to become or was a unitary saving and loan holding company prior to May 4, 1999 and its non-savings institution subsidiaries. Under the Gramm-Leach-Bliley Act of 1999 (the "GLBA"), companies which apply to the OTS to become unitary savings and loan holding companies will be restricted to only engaging in those activities traditionally permitted to multiple saving and loan holding companies. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules regarding permissible business activities of grandfathered unitary savings and loan holding companies under the GLBA (such as the Company), if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association qualifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company.

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

       Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings association or savings and loan holding company or substantially all of the assets thereof; or
(ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

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

       Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act") implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the company's audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

       The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" ("RPAF"). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the SEC in regulations promulgated thereby) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to stockholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

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

       Under current Federal Deposit Insurance Corporation regulations, Savings Association Insurance Fund-insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates during the first six months of 2003 ranging from zero for well capitalized, healthy institutions, such as the Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

       In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for the third quarter of 2003 was .016% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

       Capital requirements. Current OTS capital standards require savings associations to satisfy three different capital requirements. Under these standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4% (3% if the association receives the OTS' highest rating) of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets, with only a limited exception for purchased mortgage servicing rights ("PMSRs"). Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). In addition, under the Prompt Corrective Action provisions of the OTS regulations, all but the most highly rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. See "- Prompt Corrective Action." At September 30, 2003, the Bank did not have any investment in subsidiaries engaged in impermissible activities and required to be deducted from its capital calculation.

       The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") granted the OTS the authority to prescribe rules for the amount of PMSRs that may be included in a savings association's regulatory capital and required that the value of readily marketable PMSRs included in the calculation of a savings association's regulatory capital not exceed 90% of fair market value and that such value be determined at least quarterly. Under OTS regulations, (i) PMSRs do not have to be deducted from tangible and core regulatory capital, provided that they do not exceed 50% of core capital, (ii) savings associations are required to determine the fair market value and to review the book value of their PMSRs at least quarterly and to obtain an independent valuation of PMSRs annually, (iii) savings associations that desire to include PMSRs in regulatory capital may not carry them at a book value under GAAP that exceeds the discounted value of their future net income stream and
(iv) for purposes of calculating regulatory capital, the amount of PMSRs reported as balance sheet assets should amount to the lesser of 90% of their fair market value, 90% of their original purchase price or 100% of their remaining unamortized book value. At September 30, 2003, the Bank had PMSRs totaling $197,600.

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

       At September 30, 2003, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 8.0%, 8.0%, and 15.0%, respectively. See Note 11 to the Notes to Consolidated Financial Statements included set forth in Item 8 hereof.

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

                  The following is a reconciliation of the Bank's equity determined in accordance with GAAP to regulatory tangible, core and risk-based capital at September 30, 2003, 2002 and 2001.

                                          September 30, 2003             September 30, 2002            September 30, 2001
                                    --------------------------------------------------------------------------------------------
                                    Tangible    Core   Risk-based  Tangible   Core     Risk-based  Tangible    Core   Risk-based
                                     Capital  Capital    Capital    Capital  Capital     Capital    Capital  Capital   Capital
                                    --------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
GAAP equity                          $43,852  $43,852   $43,852    $40,873   $40,873     $40,873    $37,211  $37,211   $37,211
Assets required to be deducted (1)        --       --        --         --        --          --         --       --        --
General valuation allowances              --       --     1,712         --        --       2,084         --       --     1,883
                                     -------  -------   -------    -------   -------     -------    -------  -------   -------
    Total regulatory capital          43,852   43,852    45,564     40,873    40,873      42,957     37,211   37,211    39,094
Minimum capital requirement            8,240   21,972    24,357      7,597    20,265      21,255      7,189   19,172    18,602
                                     -------  -------   -------    -------   -------     -------    -------  -------   -------
Excess                               $35,612  $21,880   $21,207    $33,276   $20,608     $21,702    $30,022  $18,039   $20,492
                                     =======  =======   =======    =======   =======     =======    =======  =======   =======

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

       Prompt Corrective Action. Under the prompt corrective action regulations of the OTS, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10% or more, has a Tier I risk-based capital ratio of 6% or more, has a Tier I leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier I risk-based capital ratio of 4% or more and a Tier I leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4% or a Tier I leverage capital ratio that is less than 4% (3% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3% or a Tier I leverage capital ratio that is less than 3%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Under specified circumstances, the OTS may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At September 30, 2003, the Bank met the requirements of a "well capitalized" institution under OTS regulations.

       Qualified Thrift Lender Test (the "QTL"). A savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and the implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code"). Currently, the portion of the QTL test that is based on the HOLA rather than the Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing, home equity loans, mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing), stock issued by the FHLB, and direct or indirect obligations of the FDIC. In addition, small business loans, credit card loans, student loans and loans for personal, family and household purposes are allowed to be included without limitation as qualified investments. The following assets, among others, also may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination, 100% loans for personal, family and household purposes (other then credit card loans and education loans) (limited to 10% of total portfolio assets) and stock issued by FHLMC or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets.

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

       At September 30, 2003, approximately 71.6% of the Bank's assets were invested in qualified thrift investments, which was in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.

       OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for OTS approval of the capital distribution if any of the following occur or would occur as a result of the capital distribution (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the OTS at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

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

       Branching by Federal Saving Institutions. OTS policy permits interstate branching to the full extent permitted by statute (which is essentially unlimited). Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the IRS' domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if: (a) the branch(es) result(s) from an emergency acquisition of a troubled savings institution (however, if the troubled savings institution is acquired by a bank holding company, does not have its home office in the state of the bank holding company bank subsidiary and does not qualify under the IRS Test, its branching is limited to the branching laws for state-chartered banks in the state where the savings institution is located); (b) the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located; or (c) the branch was operated lawfully as a branch under state law prior to the savings institution's reorganization to a federal charter.

       Furthermore, the OTS will evaluate a branching applicant's record of compliance with the Community Reinvestment Act of 1977. An unsatisfactory Community Reinvestment Act record may be the basis for denial of a branching application.

       Federal Home Loan Bank System. The Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As of September 30, 2003, the Bank has overnight borrowings and advances of $133.2 million from the FHLB or 26.4% of its total liabilities. The Bank currently has the ability to obtain up to $156.9 million additional advances from FHLB of Pittsburgh.

       As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of Pittsburgh, whichever is greater. At September 30, 2003, the Bank had $8.3 million in FHLB stock, which was in compliance with this requirement.

       The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future and could also result in the FHLBs imposing higher interest rates on advances to members. These contributions also could have an adverse effect on the value of FHLB stock in the future.

       Federal Reserve System. The Board of Governors of the Federal Reserve System ("FRB") requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 2003, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a FRB, the effect of this reserve requirement is to reduce an institution's earning assets.

         Savings institutions are authorized to borrow from a Federal Reserve Bank "discount window," but FRB regulations require savings banks to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from a Federal Reserve Bank.

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

       Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift-related recapture rules. However, to the extent that the Bank makes "non-dividend distributions" that are considered as made (i) from the reserve for losses on qualifying real property loans or
(ii) from the supplemental reserve for losses on loans, then an amount based on the amount distributed will be included in its taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from our bad debt reserve. As a result, any dividends that would reduce amounts appropriated to bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank.

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

STATE TAXATION

       The Company and the Bank's subsidiaries are subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate for fiscal 2003 is 9.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed at the rate of 1.1% of a corporation's capital stock value, which is determined in accordance with a fixed formula.

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

ITEM 2.  PROPERTIES.

       At September 30, 2003, the Bank conducted business from its executive offices located in Media, Pennsylvania and six full-service offices located in Delaware and Chester Counties, Pennsylvania. See also Note 7 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

       The following table sets forth certain information with respect to the Bank's offices at September 30, 2003.

                                                                      Net Book Value            Amount of
           Description/Address                Leased/Owned              of Property              Deposits
----------------------------------------------------------------------------------------------------------
                                                                             (Dollar in thousands)
Executive Offices:

22 West State Street
Media, Pennsylvania 19063                       Owned(1)                   $1,223                 $103,141

Branch Offices:

3218 Edgmont Avenue
Brookhaven, Pennsylvania 19015                  Owned                         400                   82,002

Routes 1 and 100
Chadds Ford, Pennsylvania 19318                Leased(2)                       63                   28,883

23 East Fifth Street
Chester, Pennsylvania 19013                    Leased(3)                       85                   26,984

31 Baltimore Pike
Chester Heights, Pennsylvania 19017            Leased(4)                      588                   42,406

Route 82 and 926
Kennett Square, Pennsylvania 19348             Leased(5)                       34                   15,463

330 Dartmouth Avenue
Swarthmore, Pennsylvania 19081                  Owned                          99                   63,726
                                                                           ------                 --------
            Total                                                          $2,492                 $362,605
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

(5) Lease expiration date is September 30, 2006. The Bank has three five-year renewal options. The bank exercised its option to move the branch office to a new leased facility that is within a short distance away.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of the Company.

         In October 2002, the Bank was served with a Demand for Arbitration from Impac Funding Corp. before the American Arbitration Association. The arbitration proceedings are captioned In the Matter of Arbitration between Impac Funding Corp. and First Keystone Federal Savings Bank, American Arbitration Association, Arbitration No. 73-148-00498-02-JUBA. In its arbitration demand, Impac asserted breach of contract claims relating to its purchase of five residential mortgage loans. Impac Funding is claiming damages of $182,000 plus attorney fees. The Bank submitted their response to the arbitration demand on November 20, 2002. The parties have agreed to settle the claims for a payment by the Bank of $45,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         On January 25, 1995 the conversion and reorganization of the Bank and its mutual holding company parent was completed. In connection with the consummation of the Conversion, the Holding Company issued 2,720,000 shares of common stock. As of September 30, 2003, there were 1,925,337 shares of common stock outstanding. As of September 16, 2003, the Holding Company had 415 stockholders of record not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

         The following table sets forth the high and low closing stock prices of the Holding Company's common stock as reported by the Nasdaq Stock Market under the symbol "FKFS" during the periods presented. Price information appears in a major newspaper under the symbol "FstKeyst".

                                                   YEAR ENDED
                                 --------------------------------------------
                                 SEPTEMBER 30, 2003        SEPTEMBER 30, 2002
                                 ------------------        ------------------
                                  HIGH       LOW            HIGH        LOW
                                 ------     ------         ------      ------
First Quarter                    $16.45     $13.80         $14.00      $13.31
Second Quarter                   $21.23     $16.11         $15.32      $14.00
Third Quarter                    $23.74     $21.16         $18.62      $15.19
Fourth Quarter                   $26.50     $21.90         $18.87      $14.45

         The following schedule summarizes the cash dividends per share of common stock paid by the Holding Company during the periods indicated.

                                                  YEAR ENDED
                                 --------------------------------------------
                                 SEPTEMBER 30, 2003        SEPTEMBER 30, 2002
                                 ------------------        ------------------
First Quarter                         $0.09                      $0.08
Second Quarter                         0.10                       0.09
Third Quarter                          0.10                       0.09
Fourth Quarter                         0.10                       0.09

         On November 12, 2003, the Board of Directors declared a quarterly cash dividend of $0.11 per share of Common Stock, payable on January 2, 2004, to stockholders of record at the close of business on December 16, 2003.

         See "Liquidity, Capital Resources and Commitments" set forth in Item 7 hereof and Notes 11 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof for discussion of restrictions on the Holding Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA.

         The selected consolidated financial and other data of First Keystone Financial, Inc. set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere herein.

                                                           AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                                 -----------------------------------------------------------
(Dollars in thousands, except per share data)      2003        2002         2001         2000         1999
                                                 --------    --------     --------     --------     --------
SELECTED FINANCIAL DATA:
Total assets                                     $558,667    $518,346     $489,050     $463,463     $450,126
Loans receivable, net                             286,421     288,776      247,664      230,686      226,375
Mortgage-related securities held to maturity        3,487       8,855       11,454       13,056       14,497
Investment securities held to maturity              6,315          --           --       10,000       16,532
Assets held for sale:
   Mortgage-related securities                    124,656      85,674      117,608       96,257      113,046
   Investment securities                           77,700      80,624       62,564       42,215       44,315
   Loans                                            4,498         501          225        3,099        1,792
Real estate owned                                   1,420         248          887          947          297
Deposits                                          362,605     330,765      311,601      272,562      260,826
Borrowings                                        136,272     126,384      126,234      142,902      142,437
Trust preferred securities                         20,843      20,880       16,200       16,200       16,200
Stockholders' equity                               32,388      32,795       30,621       26,569       23,904
Non-performing assets                               2,976       5,386        3,189        3,462        3,477

SELECTED OPERATIONS DATA:
Interest income                                  $ 27,212    $ 30,121     $ 31,860     $ 31,068     $ 28,694
Interest expense                                   14,336      16,540       20,344       19,231       16,956
                                                 --------    --------     --------     --------     --------
Net interest income                                12,876      13,581       11,516       11,837       11,738
Provision for loan losses                             715         540          540          420          259
                                                 --------    --------     --------     --------     --------
Net interest income
   after provision for loan losses                 12,161      13,041       10,976       11,417       11,479
Service charges and other fees                      1,013       1,000          952          941          934
Net gain (loss) on sales of
   interest-earning assets                          1,010         415          174         (680)         616
Other non-interest income                           1,223         808          788        1,013          350
Non-interest expense                               12,015      12,090        9,960        9,849        9,614
                                                 --------    --------     --------     --------     --------
Income before income taxes                          3,392       3,174        2,930        2,842        3,765
Income tax expense                                    653         448          459          480          917
                                                 --------    --------     --------     --------     --------
Net income                                       $  2,739    $  2,726     $  2,471     $  2,362     $  2,848
                                                 ========     =======     ========     ========     ========

PER SHARE DATA:
Basic earnings per share                         $   1.44    $   1.42     $   1.22     $   1.14     $   1.40
Diluted earnings per share                           1.35        1.34         1.18         1.11         1.32
Cash dividends per share                             0.40        0.36         0.32         0.28         0.24

                                                            AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                                    --------------------------------------------------------
(Dollars in thousands, except per share data)        2003        2002         2001         2000        1999
                                                    ------      ------       ------       ------      ------
SELECTED OPERATING RATIOS: (1)
Average yield earned on interest-earning assets       5.48%       6.42%        7.25%        7.47%       7.15%
Average rate paid on interest-bearing
   liabilities                                        3.02        3.70         4.83         4.79        4.49
Average interest rate spread                          2.46        2.72         2.42         2.68        2.65
Net interest margin                                   2.64        2.95         2.68         2.91        2.98
Ratio of interest-earning assets to interest-
   bearing liabilities                              106.06      106.54       105.87       104.91      107.91
Efficiency ratio (2)                                 74.52       76.50        74.16        75.12       70.49
Non-interest expense as a percent
   of average assets                                  2.25        2.41         2.11         2.20        2.26
Return on average assets                              0.51        0.54         0.52         0.53        0.67
Return on average equity                              8.39        8.77         8.42         9.96       11.18
Ratio of average equity to average assets             6.12        6.17         6.22         5.29        5.99
Full-service offices at end of period                    7           7            7            7           6

ASSET QUALITY RATIOS:(3)
Non-performing loans as a
   percent of gross loans receivable                  0.53%       1.76%        0.92%        1.07%       1.39%
Non-performing assets as a
   percent of total assets                            0.53        1.04         0.65         0.75        0.77
Allowance for loan losses as a
   percent of gross loans receivable                  0.68        0.81         0.87         0.86        0.84
Allowance for loan losses as a
   percent of non-performing loans                  127.63       45.89        94.74        80.28       60.63
Net loans charged-off to average
   loans receivable                                   0.37        0.13         0.16         0.14        0.03

CAPITAL RATIOS:(3) (4)
Tangible capital ratio                                7.98%       8.07%        7.76%        8.32%       8.17%
Core capital ratio                                    7.98        8.07         7.76         8.32        8.17
Risk-based capital ratio                             14.97       16.17        16.81        17.70       18.80

(1) Adjusted for the effects of tax-free investments. See presentation of reconciliation of tax-free investments in Management's Discussion and Analysis - "Average Balances, Net Interest Income and Yield Earned and Rates Paid."

(2) Reflects non-interest expense as a percent of the aggregate of net interest income and non-interest income.

(3) Asset Quality Ratios and Capital Ratios are end of period ratios except for the ratio of loan charge-offs to average loans. With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods. Gross loans receivable are net of loans in process.

(4) Regulatory capital ratios of the Company's wholly owned subsidiary, First Keystone Bank.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

GENERAL

         First Keystone Financial, Inc. (the "Company") is the holding company for its wholly owned subsidiary, First Keystone Bank (the "Bank"). For purposes of this discussion, references to the Company will include its wholly owned subsidiaries, unless otherwise indicated. The Company is a community-oriented banking organization that focuses on providing customer and business services within its primary market area, consisting primarily of Delaware and Chester counties in the Commonwealth of Pennsylvania.

         The following discussion should be read in conjunction with the Company's consolidated financial statements presented in Item 15 of this Annual Report on Form 10-K. The primary asset of the Company is its investment in the Bank and, accordingly, the discussion below with respect to results of operations relates primarily to the operations of the Bank.

         The Company's results of operations depend primarily on its net interest income which is the difference between interest income on interest-earning assets, which principally consist of loans, mortgage-related securities and investment securities, and interest expense on interest-bearing liabilities, which principally consist of deposits and FHLB advances. The Company's results of operations also are affected by the provision for loan losses (the amount of which reflects management's assessment of the known and inherent losses in its loan portfolio that are both probable and reasonably estimable), the level of its non-interest income, including service charges and other fees as well as gains and losses from the sale of certain assets, the level of its operating expenses, and income tax expense.

CRITICAL ACCOUNT POLICIES

         Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets or comprehensive income, are considered critical accounting policies. In management's opinion, the most critical accounting policy affecting the Company's financial statements is the evaluation of the allowance for loan losses. The Company maintains an allowance for loan loss at a level management believes is sufficient to provide for known and inherent losses in the loan portfolio. The determination of the allowance for loan losses involves significant judgment and assumptions by management which may have a material impact on the carrying value of net loans and potentially on the net income we recognize from period to period. Accordingly, there is likelihood that materially different amounts would be reported under different, but reasonably plausible conditions or assumptions. For a description of the methods the Company uses to determine the Company's allowance for loan losses, see "Results of Operations - Provisions for Loan Losses."

ASSET AND LIABILITY MANAGEMENT

         The principal objectives of the Company's asset and liability management are to (1) evaluate the interest rate risk existing in certain assets and liabilities, (2) determine the appropriate level of risk given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives, (3) establish prudent asset and liability compositions, and (4) manage the assessed risk consistent with Board approved guidelines. Through asset and liability management, the Company seeks to reduce both the vulnerability and volatility of its operations to changes in interest rates and to manage the ratio of interest-rate sensitive assets to interest-rate sensitive liabilities within specified maturities or repricing periods. The Company's actions in this regard are taken under the guidance of the Asset/Liability Committee ("ALCO"), which is chaired by the Chief Financial Officer and comprised of members of the Company's senior management. The ALCO meets no less than quarterly to review, among other things, liquidity and cash flow needs, current market conditions and the interest rate environment, the sensitivity to changes in interest rates of the Company's assets and liabilities, the historical and market values of assets and liabilities, unrealized gains and losses, and the repricing and maturity characteristics of loans, investment securities, deposits and borrowings. The ALCO reports to the Company's Board of Directors no less than once a quarter. In addition, management reviews at least weekly the pricing of the Company's commercial loans and customer deposits. The pricing of residential loans including originated for sale in the secondary market is reviewed daily.

         The Company's primary asset/liability monitoring tools consist of various asset/liability simulation models which are prepared on a quarterly basis. The models are designed to capture the dynamics of the balance sheet as well as rate and spread movements and to quantify variations in net interest income under different interest rate scenarios.

         One of the models consists of an analysis of the extent to which assets and liabilities are interest rate sensitive and measures an institution's interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. An institution's interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to result in a decline in net interest income. Conversely, during a period of rising interest rates, a negative gap would tend to result in a decline in net interest income, while a positive gap would tend to result in an increase in net interest income.

         For purposes of the gap table, annual prepayment assumptions range from 6% to 40% for fixed-rate mortgage loans and mortgage-related securities and 5% to 15% for adjustable-rate mortgage loans and mortgage-related securities. Passbook and statement savings accounts are assumed to decay at a rate of 14.0% per year. Money market deposit accounts ("MMDA") are assumed to decay at a rate of 25% per year. Negotiable order of withdrawal ("NOW") accounts are assumed to decay at a rate of 20% per year.

         The Bank's passbook, statement savings, MMDA and NOW accounts are generally subject to immediate withdrawal. However, management considers a portion of these deposits to be core deposits (which consists of passbook, statement saving, MMDA and NOW accounts) having significantly longer effective maturities based upon the Bank's experience in retaining such deposits in changing interest rate environments. Borrowed funds are included in the period in which they can be called or when they mature.

         Management believes that the assumptions used to evaluate the vulnerability of the Bank's operations to changes in interest rates are considered reasonable. However, certain shortcomings are inherent in the method of analysis presented in the table below. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in market rates both on a short-term and over the life of the asset. Further, in the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.

         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 2003 based on the information and assumptions set forth above.

                                                                                 More Than     More Than
                                                       Within        Six to       One Year       Three        Over
                                                        Six          Twelve       to Three      Years to      Five
(Dollars in thousands)                                 Months        Months        Years       Five Years     Years     Total
                                                      ---------     --------      --------     ----------   --------   --------
Interest-earning assets:
   Loans receivable, net(1)                           $  79,161     $ 25,780      $ 84,739      $ 37,420    $ 57,765   $284,865
   Mortgage-related securities                           31,271       23,023        48,345        22,435       3,069    128,143
   Loans held for sale                                    4,498           --            --            --          --      4,498
   Investment securities(2)                              19,401        4,580         5,374        19,585      43,369     92,309
   Interest-earning deposits                             10,751           --            --            --          --     10,751
                                                      ---------     --------      --------      --------    --------   --------
   Total interest-earning assets                      $ 145,082     $ 53,383      $138,458      $ 79,440    $104,203   $520,566
                                                      ---------     --------      --------      --------    --------   --------
Interest-bearing liabilities:
   Deposits                                           $ 104,679     $ 55,765      $115,365      $ 73,331    $ 13,454   $362,594
   Borrowed funds                                       110,684           --        25,000           259         329    136,272
                                                      ---------     --------      --------      --------    --------   --------
   Total interest-bearing liabilities                 $ 215,363     $ 55,765      $140,365      $ 73,590    $ 13,783   $498,866
                                                      ---------     --------      --------      --------    --------   --------
Excess (deficiency) of interest-earning assets
   over interest-bearing liabilities                  $ (70,281)    $ (2,382)     $ (1,907)     $  5,850    $ 90,420    $21,700
                                                      =========     ========      ========      ========    ========   ========
Cumulative excess (deficiency) of interest-earning
    assets over interest-bearing liabilities          $ (70,281)    $(72,663)     $(74,570)     $(68,720)   $ 21,700
                                                      =========     ========      ========      ========    ========
Cumulative excess (deficiency)
   of interest-earning assets over
   interest-bearing liabilities as a
   percentage of total assets                            (12.58)%     (13.01)%      (13.35)%      (12.30)%      3.88%
                                                      =========     ========      ========      ========    ========

(1) Balances have been reduced for non-accruing loans, which amounted to $1.6 million at September 30, 2003.

(2)  Balance includes Federal Home Loan Bank stock.

         Although an analysis of the interest rate sensitivity gap measure may be useful, it is limited in its ability to predict trends in future earnings. It makes no presumptions about changes in prepayment tendencies, deposit or loan maturity preferences or repricing time lags that may occur in response to a change in the interest rate environment. As a consequence, the Company also utilizes an analysis of the market value of portfolio equity, which addresses the estimated change in the value of the Bank's equity arising from movements in interest rates. The market value of portfolio equity is estimated by valuing the Bank's assets and liabilities under different interest rate scenarios. The extent to which assets gain or lose value in relation to gains or losses of liabilities as interest rates increase or decrease determines the appreciation or depreciation in equity on a market value basis. Market value analysis is intended to evaluate the impact of immediate and sustained shifts of the current yield curve upon the market value of the Bank's current balance sheet.

         The Company utilizes reports prepared by the Office of Thrift Supervision ("OTS") to measure interest rate risk. Using data submitted by the Bank, the OTS performs scenario analysis to estimate the net portfolio value ("NPV") of the Bank over a variety of interest rate scenarios. The NPV is defined as the present value of expected cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing off-balance sheet contracts.

         The table below sets forth the Bank's NPV assuming an immediate change in interest rates of plus and minus 100, 200 and 300 basis points. Due to the low prevailing interest rate environment, the OTS did not provide a calculation for the minus 200 and minus 300 basis point change in rates. Dollar amounts are expressed in thousands as of September 30, 2003.

                                                                                      Net Portfolio Value
                                        Net Portfolio Value                            as a % of Assets
                             ----------------------------------------------------------------------------------
 Changes in Rates                             Dollar             Percentage           NPV
 in Basis Points              Amount          Change               Change            Ratio              Change
------------------           -------         ---------           ----------          ------            --------
       300                   $25,819         $(21,301)              (45)%             4.83%            (341) bp
       200                    34,002          (13,118)              (28)              6.22             (202)
       100                    41,322           (5,798)              (12)              7.38              (86)
        0                     47,120               --                --               8.24               --
      (100)                   46,000           (1,120)               (2)              7.95              (29)
      (200)                      N/A              N/A               N/A                N/A              N/A
      (300)                      N/A              N/A               N/A                N/A              N/A

         As is the case with interest rate sensitivity gap, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Although the NPV measurements and net interest income models provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and may differ from actual results.

         The Company is aware of its interest rate risk exposure in the event of rapidly rising rates. Due to the Company's recognition of the need to control interest rate exposure, the Company's current policy is to sell new 30-year fixed-rate single-family residential mortgage loans into the secondary market. In addition, in recent years, the Company has emphasized the origination of construction and land, multi-family and commercial real estate and consumer loans which generally have either adjustable interest rates and/or shorter contractual terms than single-family residential loans. The Company plans to continue these lending strategies.

         Derivative financial instruments include futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. The Company currently does not enter into futures, forwards, swaps or options. However, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments generally have fixed expiration dates and may require additional collateral from the borrower if deemed necessary. Commitments to extend credit are not recorded as an asset or liability until the instruments are exercised.

         The Company is subject to certain market risks and interest rate risks from the time a commitment is issued to originate new loans. In an effort to protect the Company against adverse interest rate movements, at the time an application is taken for a fixed-rate loan, the Company typically enters into an agreement to sell the loan, or a loan within the same interest-rate range, into the secondary market. This is known as a "matched sale" approach and reduces interest-rate risk with respect to these loans. There is still some portion of these loans which may never close for various reasons. However, the agencies the Company sells loans to permit some flexibility in delivering loan product to them. In certain instances, if the loans delivered for sale do not match the characteristics outlined in the forward sale commitments, the gain on sale may be reduced.

CHANGES IN FINANCIAL CONDITION

         GENERAL. Total assets of the Company increased by $40.3 million, or 7.8%, from $518.3 million at September 30, 2002 to $558.7 million at September 30, 2003. The increase primarily reflected growth of mortgage-related securities available for sale and to a lesser extent, investment securities held to maturity, partially offset by a decrease in mortgage-related securities held to maturity and investment securities available for sale. The asset growth was primarily funded by increases in customer deposits and advances from the FHLB.

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents, which consists of cash on hand and deposited in other banks in interest-earning and non-interest-earning accounts, amounted to $21.1 million and $24.6 million at September 30, 2003 and 2002, respectively. The decrease in cash and cash equivalents was due to a $9.1 million, or 45.9%, decrease in interest-bearing deposits as a result of the Company investing the cash into interest-earning assets offset in part by a $5.7 million increase in cash due to higher reserve requirements at the Federal Reserve Bank. Cash and cash equivalents are available as a source of funds for originations of new loans and purchases of additional securities investments.

         INVESTMENT SECURITIES HELD TO MATURITY AND INVESTMENT SECURITIES AVAILABLE FOR SALE. Total investment securities increased by $3.4 million, or 4.2%, from $80.6 million at September 30, 2002 to $84.0 million at September 30, 2003. The increase in investment securities resulted from reinvesting the cash flows from the high level of prepayments from the loan and investment portfolios and the proceeds from the sale of certain investment securities.

         MORTGAGE-RELATED SECURITIES HELD TO MATURITY AND MORTGAGE-RELATED SECURITIES AVAILABLE FOR SALE. Mortgage-related securities held to maturity and mortgage-related securities available for sale increased in the aggregate by $33.6 million, or 35.6%, to $128.1 million at September 30, 2003 compared to $94.5 million at September 30, 2002. The significant increase in mortgage-related securities was part of the Company's strategy to increase this portfolio due to high levels of cash flows being experienced by the loan portfolio coinciding with the limited demand for originations of new loans at interest rates deemed acceptable to the Company.

         LOANS HELD FOR SALE. At September 30, 2003, $4.5 million of fixed-rate single-family residential loans were classified as held for sale compared to $501,000 at September 30, 2002. The increase of $4.0 million is related to increased secondary market activity as a result of the low interest rate environment. During fiscal year 2003, the Company originated $31.0 million and sold $27.0 million of such loans. Subsequent to fiscal year end, management reevaluated its asset liability position and determined to retain in its loan portfolio the majority of the loans held for sale at September 30, 2003.

         LOANS RECEIVABLE, NET. Total loans receivable, net, decreased slightly to $286.4 million at September 30, 2003 compared to $288.8 million at September 30, 2002. The decrease was primarily due to a $7.7 million, or 4.4%, decrease in single-family residential loans partially offset by a $5.9 million, or 21.3%, increase in home equity loans and lines of credit. Although the Company had significant loan originations in single-family residential loans during fiscal 2003, total loans decreased due to the accelerated prepayments experienced by the portfolio and the Company's decision to sell 30-year fixed-rate mortgages bearing low interest rates into the secondary market in order to minimize interest rate risk in a rising interest rate environment.

         NON-PERFORMING ASSETS. The Company's total non-performing loans and real estate owned decreased to $3.0 million, or 0.53% of total assets, at September 30, 2003 compared to $5.4 million, or 1.04% of total assets, at the end of the prior fiscal year. The decrease in non-performing assets in fiscal 2003 was primarily attributable to a $1.3 million commercial real estate loan returning to current status and a $549,000 decrease in non-accrual single-family residential loans.

         DEPOSITS. Deposits increased by $31.8 million, or 9.6%, from $330.8 million at September 30, 2002 to $362.6 million at September 30, 2003. This increase was primarily due to a $29.6 million, or 19.2%, increase in the Company's core accounts (non-interest-bearing, NOW, passbook, and MMDA accounts) as a result of the Company's continued emphasis on increasing both the amount and the percentage of the deposit portfolio accounted for by these deposit accounts. Certificates of deposit increased by $2.2 million, or 1.3%, to $178.5 million in the current fiscal year.

         BORROWINGS. The Company's total borrowings increased to $136.3 million at September 30, 2003 from $126.4 million at September 30, 2002 as the Company primarily used deposit inflows in fiscal 2003 to fund asset growth. The increase was principally due to a $6.8 million increase in FHLB overnight borrowings and to a lesser extent, $2.9 million increase in repurchase agreements. Borrowings had a weighted average interest rate of 5.20% at September 30, 2003. See Note 9 to the Consolidated Financial Statements for further information.

         EQUITY. At September 30, 2003, total stockholders equity was $32.4 million, or 5.8% of total assets, compared to $32.8 million, or 6.3% of total assets, at September 30, 2002. The decrease was due to the cost of repurchasing 136,219 shares of common stock at a weighted average cost of $21.92 per share during fiscal 2003 and the payment of $798,000 in dividends partially offset by net income for the year of $2.7 million.

         AVERAGE BALANCES, NET INTEREST INCOME AND YIELDS EARNED AND RATES PAID. The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods; yields were adjusted for the effects of tax-free investments using the statutory tax rate.

         The adjustment of tax exempt securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information. Management believes that it is a standard practice in the banking industry to present net interest margin, net interest rate spread and net interest income on a fully tax equivalent basis when a significant proportion of interest-earning assets are tax-free. Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons. A GAAP reconciliation also is included below.

                                                                            YEAR ENDED SEPTEMBER 30,
                                           -----------------------------------------------------------------------------------------
                                                                 2003                       2002                     2001
                                           YIELD/COST ------------------------------------------------------------------------------
                                               AT                       AVERAGE                    Average                   Average
                                            SEPT.30,  AVERAGE            YIELD/  Average            Yield/ Average            Yield/
                                              2003    BALANCE  INTEREST  COST    Balance  Interest  Cost   Balance  Interest  Cost
                                           -----------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Interest-earning assets:
   Loans receivable(1) (2)                 6.08%      $290,357 $18,937    6.52% $ 267,208 $ 19,379   7.25% $237,419  18,711    7.88%
   Mortgage-related securities(2)          4.37        114,833   4,464    3.89    113,827    6,441   5.66   130,283   8,605    6.60
   Investment securities(2)                4.25         84,038   4,094    4.87     76,826    4,509   5.87    63,545   4,396    6.92
   Other interest-earning assets           0.86         14,390     120    0.83     17,946      223   1.24    14,165     560    3.95
                                                      -------- -------          --------- --------         --------  ------
         Total interest-earning assets     5.23        503,618 $27,615    5.48    475,807 $ 30,552   6.42   445,412  32,272    7.25
                                                      -------- -------          --------- --------         --------  ------
Non-interest-earning assets                             30,411                     27,855                    26,389
                                                      --------                  ---------                  --------
   Total assets                                       $534,029                  $ 503,662                  $471,801
                                                      ========                  =========                  --------
Interest-bearing liabilities:
   Deposits                                1.77       $343,727 $ 7,353    2.14  $ 319,344 $  9,599   3.01  $294,731  13,062    4.43
   FHLB advances and other borrowings      5.20        131,136   6,983    5.33    127,264    6,941   5.44   125,988   7,282    5.77
                                                      -------- -------          --------- --------         --------  ------
      Total interest-bearing liabilities   2.70        474,863  14,336    3.02    446,608   16,540   3.70   420,719  20,344    4.83
                                                      -------- -------          --------- --------         --------  ------
Interest rate spread                       2.53%                          2.46%                      2.72%                     2.42%
                                           ====                         ======                     ======                    ======
Non-interest-bearing liabilities                        26,502                     25,977                    21,744
                                                      --------                  ---------                  --------
   Total liabilities                                   501,365                    472,585                   442,463
Stockholders' equity                                    32,664                     31,077                    29,338
                                                      --------                  ---------                  --------
Total liabilities and stockholders' equity            $534,029                  $ 503,622                  $471,801
                                                      ========                  =========                  ========
Net interest-earning assets                           $ 28,755                  $  29,199                  $ 24,693
                                                      ========                  =========                  ========
Net interest income                                            $13,279                    $ 14,012                  $11,928
                                                               =======                    ========                  =======
Net interest margin(3)                                                    2.64%                      2.95%                     2.68%
                                                                        ======                     ======                    ======
Ratio of average interest-earning assets
   to average interest-bearing liabilities                              106.06%                    106.54%                   105.87%
                                                                        ======                     ======                    ======

(1) Includes non-accrual loans.

(2) Includes assets classified as either available for sale or held for sale.

(3) Net interest income divided by interest-earning assets.

         Although management believes that the above mentioned non-GAAP financial measures enhance investor's understanding of the Company's business and performance, these non-GAAP financials measures should not be considered an alternative to GAAP. The reconciliation of these non-GAAP financials measures from GAAP to non-GAAP is presented below.

(Dollars in thousands)                                          FOR THE YEAR ENDED SEPTEMBER 30,
                                           ---------------------------------------------------------------------------
                                                   2003                     2002                        2001
                                           ---------------------------------------------------------------------------
                                                       AVERAGE                   AVERAGE                     AVERAGE
                                           INTEREST   YIELD/COST    INTEREST    YIELD/COST        INTEREST  YIELD/COST
                                           ---------------------------------------------------------------------------
Investment securities - nontaxable          $ 3,691      4.39%        $ 4,078      5.31%          $ 3,984      6.27%
Tax equivalent adjustments                      403                       431                         412
                                            -------                   -------                     -------
Investment securities - nontaxable to a
   taxable equivalent yield                 $ 4,094      4.87%        $ 4,509      5.87%          $ 4,396      6.92%
                                            =======                   =======                     =======
Net interest income                         $12,876                   $13,581                     $11,516
Tax equivalent adjustment                       403                       431                         412
                                            -------                   -------                     -------
Net interest income, tax equivalent         $13,279                   $14,012                     $11,928
                                            =======                   =======                     =======
Net interest rate spread, no tax
   adjustment                                            2.38%                     2.63%                       2.32%
Net interest margin, no tax adjustment                   2.56%                     2.86%                       2.59%

       RATE/VOLUME ANALYSIS. The following table describes the extent to which changes in interest rates and changes in the volume of interest-related assets and liabilities have affected the Company's interest income and expense during the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to
(i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume. The table below has been prepared on a tax-equivalent basis.

                                                                      YEAR ENDED SEPTEMBER 30,
                                             --------------------------------------------------------------------------
                                                        2003 VS. 2002                          2002 VS. 2001
                                             --------------------------------------------------------------------------
                                                 INCREASE (DECREASE) DUE TO             INCREASE (DECREASE) DUE TO
                                             --------------------------------------------------------------------------
                                                                       TOTAL                               TOTAL
                                                                      INCREASE                            INCREASE
                                               RATE      VOLUME      (DECREASE)      RATE       VOLUME   (DECREASE)
                                             --------------------------------------------------------------------------
Interest-earnings assets:
   Loans receivable(1)                       $(3,156)    $ 2,713      $  (443)     $(1,166)    $ 1,834     $   668
   Mortgage-related securities(1)             (2,035)         58       (1,977)      (1,150)     (1,014)     (2,164)
   Investment securities(1) (2)                 (926)        510         (416)        (299)        412         113
   Other interest-earning assets                 (64)        (38)        (102)        (551)        214        (337)
                                             -------     -------      -------      -------     -------     -------
Total interest-earning assets                 (6,181)      3,243       (2,938)      (3,166)      1,446      (1,720)
                                             -------     -------      -------      -------     -------     -------
Interest-bearing liabilities:
   Deposits                                   (3,055)        809       (2,246)      (4,677)      1,214      (3,463)
   FHLB advances and other borrowings           (146)        187           41         (413)         74        (339)
                                             -------     -------      -------      -------     -------     -------
Total interest-bearing liabilities            (3,201)        996       (2,205)      (5,090)      1,288      (3,802)
                                             -------     -------      -------      -------     -------     -------
Increase (decrease) in net interest income   $(2,980)    $ 2,247      $  (733)     $ 1,924     $   158     $ 2,082
                                             =======     =======      =======      =======     =======     =======

(1) Includes assets classified as either available for sale or held for sale.

(2) Total increase (decrease) in investment securities on a nontaxable equivalent basis would be $(388) and $93, resulting in a (decrease) increase in net interest income of $(705) and $2,065, respectively.

RESULTS OF OPERATIONS

         GENERAL. The Company reported net income of $2.7 million, $2.7 million and $2.5 million for the years ended September 30, 2003, 2002 and 2001, respectively.

         The $13,000 increase in net income for the year ended September 30, 2003 compared to the year ended September 30, 2002 was primarily due to a $1.0 million, or 46.0%, increase in non-interest income combined with a $75,000, or 0.6%, decrease in non-interest expense partially offset by a $880,000, or 6.7%, decrease in net interest income after provision for loan losses.

         The $255,000 increase in net income for the year ended September 30, 2002 compared to the year ended September 30, 2001 was primarily due to the $2.1 million, or 17.9%, increase in net interest income combined with a $309,000, or 16.1%, increase in non-interest income partially offset by a $2.1 million, or 21.3%, increase in non-interest expense.

         NET INTEREST INCOME. Net interest income is determined by the interest rate spread (the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. All percentages are reported on a fully tax-equivalent basis (see the tables on the prior page for a recalculation of such percentages). The Company's average interest-rate spread was 2.46%, 2.72% and 2.42% for the years ended September 30, 2003, 2002, and 2001, respectively. The Company's interest-rate spread was 2.53% at September 30, 2003. The Company's net interest margin (net interest income as a percentage of average interest-earning assets) was 2.64%, 2.95% and 2.68% for the years ended September 30, 2003, 2002 and 2001, respectively. Due to the historically low interest rate environment existing during fiscal 2003, the interest rate compression experienced by the Company reflects the effects of the accelerated rate of repayments and prepayments of loans and mortgage-related securities, requiring the Company to reinvest the resulting proceeds at current lower market rates of interest without a corresponding decrease in the rates paid on deposits and borrowings. As the refinancing and prepayment activity comes to an end, management anticipates that the net interest spread and margin will stabilize or increase slightly during fiscal 2004 providing the Company can maintain its cost of funds at levels substantially similar to those existing at the end of fiscal 2003.

         Net interest income decreased to $12.9 million in fiscal 2003 as compared to $13.6 million in fiscal 2002. The $705,000, or 5.2%, decrease came as a result of a $2.9 million, or 9.7%, decrease in interest income partially offset by a $2.2 million, or 13.3%, decrease in interest expense. The decrease in net interest income was primarily due to interest-earning assets repricing downward due to the prolonged low interest rate environment without a corresponding decrease in rates paid.

         Net interest income increased to $13.6 million in the year ended September 30, 2002 as compared to $11.5 million in fiscal 2001. The $2.1 million, or 17.9%, increase was the result of lower short-term interest rates which impacted the rates paid on the Company's interest-bearing core deposits and shorter term certificates of deposit by repricing downward at a greater degree than its interest-earning assets.

         INTEREST INCOME. The $2.9 million, or 9.7%, decrease in total interest income during the year ended September 30, 2003 as compared to fiscal 2002 was primarily due to a $2.0 million, or 30.7%, decrease in interest income from mortgage-related securities as a result of a 177 basis point decrease in the yield earned offset, in part, by a $1.0 million, or .9%, increase in the average balance of the mortgage-related securities portfolio. Interest income on loans decreased $442,000, or 2.3%, due to a 73 basis point decrease in the average yield earned offset partially by a $23.1 million, or 8.7%, increase in the average balance of the loan portfolio. The decline in yield was due to the declining interest rate environment experienced in fiscal 2003 causing accelerated repayments of loans with the proceeds being reinvested in lower yielding assets. In addition, the accelerated prepayments of mortgage-related securities resulted in significant amortization of premiums. Additionally, interest income on investment securities and other interest-earning assets decreased $490,000, or 11.4%, due to a 141 basis point decrease in the average yield earned offset partially by a $3.7 million, or 3.9%, increase in the average balance.

         Total interest income amounted to $30.1 million for the year ended September 30, 2002 compared to $31.9 million for the year ended September 30, 2001. The decrease in fiscal 2002 was primarily due to a $2.2 million, or 25.1%, decrease in interest income from mortgage-related securities as a result of a 94 basis point decrease in the yield earned combined with a $16.5 million, or 12.6%, decrease in the average balance of the securities portfolio. The decrease was offset, in part, by an increase in interest income on loans. Interest income on loans increased $668,000, or 3.6%, due to a $29.8 million, or 12.5%, increase in the average balance thereof offset, in part, by a 63 basis point decrease in the average yield earned. The increase in the average balance of loans was due to increases in the amount of commercial real estate and commercial business loans reflecting the Company's continued emphasis on expanding its commercial loan portfolio since such loans generally bear higher rates of interest and have shorter contractual maturities than single-family residential loans.

         INTEREST EXPENSE. Total interest expense amounted to $14.3 million for the year ended September 30, 2003 as compared to $16.5 million for fiscal 2002. Total interest expense decreased by $2.2 million, or 13.3%, during the year ended September 30, 2003 compared to fiscal 2002 due to a $2.2 million decrease in interest expense on deposits partially offset by a $42,000 increase in interest expense on borrowings. The decrease in interest expense on deposits was due to a 87 basis point decrease in the average rate paid thereon partially offset by a $24.4 million increase in the average balance of deposits. The increase in interest expense on borrowings was due to a $3.9 million increase in the average balance of borrowings offset by a 11 basis point decrease in the average rate paid. Deposits grew due to the Company's continued marketing of its core deposit products and was used to fund purchases of investment and mortgage-related securities. The decrease in the rates paid on deposits and borrowings was due to declining interest rates experienced during the fiscal year 2003.

         Total interest expense decreased by $3.8 million, or 18.7%, during the year ended September 30, 2002 compared to fiscal 2001 primarily due to a $3.5 million decrease in interest expense on deposits and a $341,000 decrease in interest expense on borrowings. The decrease in interest expense on deposits was due to a 142 basis point decrease in the average rate paid offset, in part, by a $24.6 million increase in the average balance of deposits. The decrease in interest expense on borrowings was due to a 33 basis point decrease in the average rate paid off set by a $1.3 million increase in the average balance of borrowings. The increased level of deposits was due to the decline in the equities market combined with the marketing efforts of the Company to attract deposits, particularly core deposits. The deposit inflow was used to fund loan originations, to purchase investment securities and to repay shorter term borrowings.

         PROVISIONS FOR LOAN LOSSES. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management to cover all known and inherent losses in the Company's loan portfolio. Management's analysis includes consideration of the Company's historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company's primary market area, and other factors related to the collectibility of the Company's loan and loans held for sale portfolios. Management of the Company assesses the allowance for loan losses on a monthly basis and makes provisions for loan losses as deemed necessary in order to maintain the allowance for loan losses at a level management believes covers all known and inherent losses that are both probable and reasonably estimable. For the years ended September 30, 2003, the provision for loan loss was $715,000 as compared to $540,000 for each of fiscal 2002 and 2001. During fiscal 2003, the Company increased its provision for loan losses as compared to fiscal 2002 primarily due to its assessment of the amount of losses it would incur with respect to the non-performing commercial real estate loans. At September 30, 2003, the Company's allowance for loan losses totaled $2.0 million which amounted to 127.63% of total non-performing loans and .53% of gross loans receivable. The provision for allowance for loan losses for fiscal 2002 remained at the same level as fiscal 2001 due to the Company's re-evaluation of its estimate of losses with respect to its non-conforming loans based on its loss experience and the reallocation of a portion of the allowance to commercial real estate and commercial business loans due to the continued increased investment in such loans.

         Although management of the Company believes that the Company's allowance for loan losses was adequate at September 30, 2003, based on facts and circumstances available to it, there can be no assurance that additions to such allowance will not be necessary in future periods, which would adversely affect the Company's results of operations for such periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's provision for loan losses and the carrying value of its other non-performing assets based on their judgments about information available to them at the time of their examination. Such agencies may require the Company to make additional provisions for estimated loan losses based on judgments different from those of management.

         NON-INTEREST INCOME. For the year ended September 30, 2003, the Company reported non-interest income of $3.2 million compared to $2.2 million for the year ended September 30, 2003. The primary reason for the $1.0 million, or 46.0%, increase in non-interest income in fiscal 2003 were a $326,000 and $269,000 increases in gain on the sale of loans and investments and mortgage-related securities, respectively. These increases were the result of the Company's strategy to sell certain single-family fixed rate loans and to restructure the securities portfolio in order to benefit in this low interest rate environment. Gain on the sale of loans was partially offset by the recording of loans held for sale of loans at its fair value. In addition, due to the overall improvement in the U.S. equities market, the Company experienced a $303,000 increase in the cash surrender value of certain insurance policies used to fund certain post-retirement benefits.

         The $309,000, or 16.1%, increase in non-interest income for the year ended September 30, 2002 as compared to fiscal 2001 was primarily due to a $279,000 increase in the gain on sale of $7.1 million of investment securities along with a $48,000 increase in service charges and other fees offset, in part, by a $38,000 decrease in gains on sale of loans held for sale.

         NON-INTEREST EXPENSE. Non-interest expense include salaries and employee benefits, occupancy and equipment expense, Federal Deposit Insurance Corporation (FDIC) deposit insurance premiums, professional fees, data processing expense, advertising and other items.

         Non-interest expense decreased $75,000, or 0.6%, for the year ended September 30, 2003 compared to the year ended September 30, 2002 primarily due to the absence of any litigation expenses which amounted to $570,000 in fiscal 2002 and related to the settlement of a lawsuit in the prior year. In addition, the Company experienced decreases of $99,000 and $74,000 in professional fees and advertising expenses, respectively, offset, in part by a $562,000 increase in salaries and employee benefits. Salaries and employee benefits increased primarily due to the increased cost of employee stock ownership plan resulting from the appreciation of the Company's stock price as well as general compensation increases and costs of medical and retirement plans.

         Non-interest expense increased $2.1 million, or 21.3%, for the year ended September 30, 2002 compared to the year ended September 30, 2001 and amounted to $12.1 million in fiscal 2002 compared to $10.0 million in fiscal 2001. The primary reasons for the increase were a $708,000 increase in salaries and employee benefits, a $570,000 expense related to a settlement of a lawsuit and a $533,000 increase in other operating expense. Salaries and employee benefits increased primarily due to a $431,000 write-down in the cash surrender value of certain life insurance policies resulting from the decline in the U.S. equities market as well as general compensation increases and higher costs of employee benefit plans. With respect to the settlement expense, it related to a lawsuit that was instituted by the purchaser of five residential mortgage loans from the Bank that alleged that it suffered losses in connection with these loans and that the Bank was required to either purchase the loans or compensate the purchaser for its alleged losses. Other non-interest expense increased $533,000 primarily due to a $213,000 expense relating to the workout of three non-performing commercial real estate loans aggregating $2.4 million combined with increases in service charges and cash loss. In addition, the increase was attributable to a $51,000 increase in occupancy and equipment expense, a $77,000 increase in data processing, a $111,000 increase in advertising and a $78,000 increase in minority interest in expense of subsidiaries.

         INCOME TAXES. The Company recognized income tax expense of $653,000, or 19.3%, of pre-tax income, for the year ended September 30, 2003, compared to $448,000, or 14.1%, of pre-tax income, for the year ended September 30, 2002. The Company recognized income tax expense of $459,000, or 15.7%, of pre-tax income, for fiscal 2001. The primary reason for the increase in the Company's effective tax rate for fiscal year 2003 resulted from the reduction in tax-fee income as well as the increase in income before income taxes. Comparing fiscal years 2002 and 2001, the decrease in the lower effective tax rate in fiscal 2002 was due to a increase in tax-free income resulting from purchases of tax-exempt securities and bank owned life insurance as the Company employed various strategies to reduce taxes.

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

         The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowings and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-related securities prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has the ability to obtain advances from the FHLB of Pittsburgh through several credit programs with the FHLB in amounts not to exceed the Bank's maximum borrowing capacity and subject to certain conditions, including holding a predetermined amount of FHLB stock as collateral. As an additional source of funds, the Company has access to the Federal Reserve discount window, but only after it has exhausted its access to the FHLB of Pittsburgh. At September 30, 2003, the Company had $126.4 million of outstanding advances and $6.8 million of overnight borrowings from the FHLB of Pittsburgh.

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products and mortgage-related securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage related and investment securities. At September 30, 2003, the total of approved loan commitments outstanding amounted to $5.9 million. At the same date, commitments under unused lines of credit and loans in process on construction loans amounted to an aggregate of $40.8 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2003 totaled $106.8 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

         The Company has not used, and has no intention to use, any significant off-balance sheet financing arrangements for liquidity purposes. The Company's primary financial instruments with off-balance sheet risk are limited to loan servicing for others, its obligations to fund loans to customers pursuant to existing commitments and commitments to purchase and sell mortgage loans. In addition, the Company has not had, and has no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, limited purpose entities that could materially affect its liquidity or capital resources. The Company has not, and does not intend to, trade in commodity contracts.

         The OTS requires that the Bank meet minimum regulatory tangible, core, tier 1 risk-based and total risk based capital requirements. At September 30, 2003, the Bank exceeded all regulatory capital requirements and was deemed a well capitalized institution for regulatory purposes. See Note 11 to the Consolidated Financial Statements.

         The Company's assets consist primarily of its investment in the Bank and investments in various corporate debt and equity instruments. Its only material source of income consists of earnings from its investment in the Bank and interest and dividends earned on other investments. The Company, as a separately incorporated holding company, has no significant operations other than serving as the sole stockholder of the Bank and paying interest to its subsidiaries, First Keystone Capital Trust I and II, for junior subordinated debt issued in conjunction with the issuance of trust preferred securities. See
Note 17 to the Consolidated Financial Statements. On an unconsolidated basis, the Company has no paid employees. The expenses primarily incurred by the Company relate to its reporting obligations under the Securities Exchange Act of 1934, related expenses incurred as a publicly traded company, and expenses relating to the issuance of the trust preferred securities and the junior subordinated debentures issued in connection therewith. Management believes that the Company has adequate liquidity available to respond to its liquidity demands. Under applicable federal regulations, the Bank may pay dividends to the Company (as sole stockholder) within certain limits after providing written notice to or obtaining the approval of the OTS. See Note 11 of the Consolidated Financial Statements.

INVESTMENT SECURITIES

         At September 30, 2003, the Company's investment securities available for sale portfolio, including short-term investments, were carried at a fair value of $77.7 million and had an amortized cost of $74.1 million. The average credit quality on the portfolio is AA. The net unrealized gain on its investment assets at September 30, 2003 was $3.6 million, or 4.9% of the amortized cost basis. The net unrealized gain included gross unrealized gains of $4.6 million and gross unrealized losses of $1.0 million.

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

         Nine securities in portfolio that have been in an unrealized loss position for a substantial period of time. Eight of these securities have an unrealized loss of less than $480,000 and/or less than 13% of their amortized cost. These eight securities have an average unrealized loss per security of approximately $29,000 and have fair values at September 30, 2003 that are 87% or more of the amortized cost basis. There is only one security with an unrealized loss in excess of $500,000 at September 30, 2003 with a market value of $4.5 million and a cost of $5.0 million. The security is an equity security and is rated AAA. The Company has no current plans to dispose of this security.

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

         Based on our evaluation as of September 30, 2003, the Company determined the declines in market value of securities of these nine securities were temporary. The Company will continue to review these securities and evaluate the temporary nature of the impairment on a quarterly basis.

RECENT ACCOUNTING PRONOUNCEMENTS

         For discussion of recent accounting pronouncements, see Note 2 of the Consolidated Financial Statements set forth in Item 8 hereof.

IMPACT OF INFLATION AND CHANGING PRICES

         The Consolidated Financial Statements of the Company and related notes presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

         Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. In the current interest rate environment, liquidity and the maturity structure and repricing characteristics of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required herein is incorporated by reference to "Asset and Liability Management" set forth in Item 7 above.

[DELOITTE LOGO]                                      Deloitte Touche LLP
                                                     22nd Floor
                                                     1700 Market Street
                                                     Philadelphia, PA 19103-3984

                                                     Tel: 215-246-2300
                                                     Fax: 215-569-2441
                                                     www.deloitte.com

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
First Keystone Financial, Inc. and subsidiaries
Media, Pennsylvania 19063

We have audited the accompanying consolidated statements of financial condition of First Keystone Financial, Inc. and subsidiaries (the "Company") as of September 30, 2003 and 2002, and the related consolidated statements of income, stockholders equity and cash flows for each of the three years in the period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of First Keystone Financial, Inc. and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in accordance with accounting principles generally accepted in the United States of America.

-s- Deloitte Touche LLP
-----------------------

December 12, 2003

                                                        A member firm of
                                                        DELOITTE TOUCHE TOHMATSU

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         SEPTEMBER 30
                                                                                    ----------------------
                                                                                      2003          2002
                                                                                    ----------------------
ASSETS
Cash and amounts due from depository institutions                                   $  10,439    $   4,753
Interest-bearing deposits with depository institutions                                 10,751       19,870
                                                                                    ---------    ---------
   Total cash and cash equivalents                                                     21,190       24,623
Investment securities available for sale                                               77,700       80,624
Mortgage-related securities available for sale                                        124,656       85,674
Loans held for sale                                                                     4,498          501
Investment securities held to maturity (approximate fair value of $6,450 at
   September 30, 2003)                                                                  6,315           --
Mortgage-related securities held to maturity - at amortized cost
   (approximate fair value of $3,560 and $9,090 at September 30, 2003
   and 2002, respectively)                                                              3,487        8,855
Loans receivable (net of allowance for loan losses of $1,986 and $2,358
   at September 30, 2003 and 2002, respectively)                                      286,421      288,776
Accrued interest receivable                                                             2,654        2,971
Real estate owned                                                                       1,420          248
Federal Home Loan Bank stock at cost                                                    8,294        6,571
Office properties and equipment, net                                                    3,427        3,491
Cash surrender value of life insurance                                                 15,365       14,362
Prepaid expenses and other assets                                                       3,240        1,650
                                                                                    ---------    ---------
Total Assets                                                                        $ 558,667    $ 518,346
                                                                                    =========    =========

LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES AND STOCKHOLDERS EQUITY
Liabilities:
   Deposits                                                                         $ 362,605    $ 330,765
   Advances from Federal Home Loan Bank and other borrowings                          136,272      126,384
   Accrued interest payable                                                               814        1,000
   Advances from borrowers for taxes and insurance                                        958          832
   Deferred income taxes                                                                  581          424
   Accounts payable and accrued expenses                                                4,206        5,266
                                                                                    ---------    ---------
      Total liabilities                                                               505,436      464,671
                                                                                    ---------    ---------
Company-obligated mandatory redeemable preferred securities
   of subsidiary trusts holding solely junior subordinated
   debentures of the Company                                                           20,843       20,880
                                                                                    ---------    ---------
Stockholders' Equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
   Common stock, $.01 par value, 20,000,000 shares authorized; issued and outstanding: September 30, 2003 and 2002, 1,925,337
      and 2,008,611 shares, respectively                                                   14           14
Additional paid-in capital                                                             13,443       13,622
Employee stock ownership plan                                                            (830)        (995)
Treasury stock at cost: 787,219 and 703,945 shares at September 30, 2003
   and 2002, respectively                                                             (11,378)      (9,175)
Accumulated other comprehensive income                                                  3,069        3,200
Retained earnings-partially restricted                                                 28,070       26,129
                                                                                    ---------    ---------
   Total stockholders' equity                                                          32,388       32,795
                                                                                    ---------    ---------
Total Liabilities, Minority Interest in Subsidiaries and Stockholders' Equity       $ 558,667    $ 518,346
                                                                                    =========    =========

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                YEAR ENDED SEPTEMBER 30
                                                                            --------------------------------
                                                                              2003        2002        2001
                                                                            --------------------------------
INTEREST INCOME

Interest on:
   Loans                                                                    $ 18,937    $ 19,379     $18,711
   Mortgage-related securities                                                 4,464       6,441       8,605
   Investment securities:
      Taxable                                                                  2,295       2,445       2,030
      Tax-exempt                                                               1,040       1,203       1,370
      Dividends                                                                  356         430         584
   Interest-bearing deposits                                                     120         223         560
                                                                            --------    --------     -------
         Total interest income                                                27,212      30,121      31,860
                                                                            --------    --------     -------
INTEREST EXPENSE:

Interest on:
   Deposits                                                                    7,353       9,599      13,062
   Federal Home Loan Bank advances and other borrowings                        6,983       6,941       7,282
                                                                            --------    --------     -------
         Total interest expense                                               14,336      16,540      20,344
                                                                            --------    --------     -------
Net interest income                                                           12,876      13,581      11,516
Provision for loan losses                                                        715         540         540
                                                                            --------    --------     -------
Net interest income after provision for loan losses                           12,161      13,041      10,976
                                                                            --------    --------     -------
NON-INTEREST INCOME:

Service charges and other fees                                                 1,013       1,000         952
Net gain on sale of:
   Investments and mortgage-related securities                                   600         331          52
   Loans held for sale                                                           410          84         122
Increase in cash surrender value                                                 960         680         664
Other income                                                                     263         128         124
                                                                            --------    --------     -------
         Total non-interest income                                             3,246       2,223       1,914
                                                                            --------    --------     -------
NON-INTEREST EXPENSE:

Salaries and employee benefits                                                 5,358       4,796       4,088
Occupancy and equipment                                                        1,242       1,229       1,178
Professional fees                                                                679         778         749
Federal deposit insurance premium                                                 55          57          55
Net cost of operation of other real estate                                        38          (4)         25
Data processing                                                                  467         478         401
Advertising                                                                      397         471         360
Litigation settlement                                                             --         570          --
Minority interest in expense of subsidiaries                                   1,615       1,649       1,571
Other                                                                          2,164       2,066       1,533
                                                                            --------    --------     -------
         Total non-interest expense                                           12,015      12,090       9,960
                                                                            --------    --------     -------
Income before income tax expense                                               3,392       3,174       2,930
Income tax expense                                                               653         448         459
                                                                            --------    --------     -------
         Net income                                                         $  2,739    $  2,726     $ 2,471
                                                                            ========    ========     =======
Earnings per common share:
   Basic                                                                    $   1.44    $   1.42     $  1.22
   Diluted                                                                  $   1.35    $   1.34     $  1.18

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)

                                                                  EMPLOYEE                ACCUMULATED    RETAINED
                                                     ADDITIONAL    STOCK                     OTHER       EARNINGS-      TOTAL
                                           COMMON     PAID-IN     OWNERSHIP   TREASURY   COMPREHENSIVE   PARTIALLY   STOCKHOLDERS'
                                           STOCK      CAPITAL       PLAN       STOCK      INCOME(LOSS)   RESTRICTED    EQUITY
                                          --------   ---------    --------    --------   -------------   ----------  ------------
Balance October 1, 2000                   $     14   $  13,491    $ (1,287)   $ (5,622)  $      (2,386)  $  22,359   $     26,569
                                          --------   ---------    --------    --------   -------------   ---------   ------------
Comprehensive income:
Net income                                      --          --          --          --              --       2,471          2,471
Other comprehensive income, net of tax:
  Net unrealized gain on securities
   net of reclassification adjustment(1)        --          --          --          --           5,050          --          5,050
                                          --------   ---------    --------    --------   -------------   ---------   ------------
   Comprehensive income                         --          --          --          --              --          --          7,521
                                          --------   ---------    --------    --------   -------------   ---------   ------------
ESOP stock committed to be released             --          --         140          --              --          --            140
Excess of fair value above cost of ESOP
  shares committed to be released               --         111          --          --              --          --            111
Exercise of stock options                       --         (66)         --          84              --          --             18
Purchase of treasury stock                      --          --          --      (3,045)             --          --         (3,045)
Dividends paid                                  --          --          --          --              --        (693)          (693)
                                          --------   ---------    --------    --------   -------------   ---------   ------------
 Balance at September 30, 2001                  14      13,536      (1,147)     (8,583)          2,664      24,137         30,621
                                          --------   ---------    --------    --------   -------------   ---------   ------------
Comprehensive income:
Net income                                      --          --          --          --              --       2,726          2,726
Other comprehensive income, net of tax:
  Net unrealized gain on securities
   net of reclassification adjustment(1)        --          --          --          --             536          --            536
                                          --------   ---------    --------    --------   -------------   ---------   ------------
  Comprehensive income                          --          --          --          --              --          --          3,262
                                          --------   ---------    --------    --------   -------------   ---------   ------------
ESOP stock committed to be released             --          --         152          --              --          --            152
Excess of fair value above cost of ESOP
  shares committed to be released               --         161          --          --              --          --            161
Exercise of stock options                       --         (75)         --         421              --          --            346
Purchase of treasury stock                      --          --          --      (1,013)             --          --         (1,013)
Dividends paid                                  --          --          --          --              --        (734)          (734)
                                          --------   ---------    --------    --------   -------------   ---------   ------------
 Balance at September 30, 2002                  14      13,622        (995)     (9,175)          3,200      26,129         32,795
                                          --------   ---------    --------    --------   -------------   ---------   ------------
Comprehensive income:
Net income                                      --          --          --          --              --       2,739          2,739
Other comprehensive income, net of tax:
  Net unrealized loss on securities
   net of reclassification adjustment(1)        --          --          --          --            (131)         --           (131)
                                          --------   ---------    --------    --------   -------------   ---------   ------------
   Comprehensive income                         --          --          --          --              --          --          2,608
                                          --------   ---------    --------    --------   -------------   ---------   ------------
ESOP stock committed to be released             --          --         165          --              --          --            165
Excess of fair value above cost of ESOP
  shares committed to be released               --         231          --          --              --          --            231
Exercise of stock options                       --        (410)         --         783              --          --            373
Purchase of treasury stock                      --          --          --      (2,986)             --          --         (2,986)
Dividends paid                                  --          --          --          --              --        (798)          (798)
                                          --------   ---------    --------    --------   -------------   ----------  ------------
Balance at September 30, 2003             $     14   $  13,443    $   (830)   $(11,378)  $       3,069   $  28,070   $     32,388
                                          ========   =========    ========    ========   =============   =========   ============

                                                                                 2003     2002    2001
                                                                                ------   ------  ------
(1) Disclosure of reclassification amount, net of tax for the years ended:
    Net unrealized (depreciation) appreciation arising during the year          $  265   $  754  $5,084
    Less: reclassification adjustment for net gains included in net income         396      218      34
                                                                                ------   ------  ------
    Net unrealized (loss) gain on securities                                    $ (131)  $  536  $5,050
                                                                                ======   ======  ======

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                                      YEAR ENDED SEPTEMBER 30
                                                                                -----------------------------------
                                                                                  2003         2002         2001
                                                                                ---------    ---------    ---------
OPERATING ACTIVITIES:
   Net income                                                                   $   2,739    $   2,726    $   2,471
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
       Provision for depreciation and amortization                                    426          457          429
       Amortization of premiums and discounts                                       1,202           (3)        (123)
       (Gain) loss on sales of:
           Loans held for sale                                                       (410)         (84)        (122)
           Investment securities available for sale                                  (660)        (331)         (14)
           Mortgage-related securities available for sale                              60           --          (38)
           Real estate owned                                                            1         (124)         (49)
       Provision for loan losses                                                      715          540          540
       Provision for real estate owned losses                                          --           18           --
       Amortization of employee stock ownership plan                                  396          384          251
       Deferred income taxes                                                          225         (135)          --
       Changes in assets and liabilities which provided (used) cash:
           Origination of loans held for sale                                     (30,995)      (3,712)     (20,685)
           Loans sold in the secondary market                                      26,998        3,436       23,559
           Accrued interest receivable                                                317          382           20
           Prepaid expenses and other assets                                       (2,593)        (455)       5,544
           Accrued interest payable                                                  (186)        (804)        (490)
           Accrued expenses                                                        (1,060)       3,637         (388)
                                                                                ---------    ---------    ---------
           Net cash (used in) provided by operating activities                     (2,825)       5,932       10,905
                                                                                ---------    ---------    ---------
INVESTING ACTIVITIES:
   Loans originated                                                              (174,407)    (172,860)     (70,781)
   Purchases of:
       Investment securities available for sale                                   (23,334)     (37,909)     (32,137)
       Investment securities held to maturity                                      (6,329)          --           --
       Mortgage-related securities available for sale                            (132,141)     (27,511)     (58,663)
   (Purchase) redemption of FHLB stock                                             (1,723)         346         (245)
   Proceeds from sales of investment and
        mortgage-related securities available for sale                             14,600        8,936       14,931
   Proceeds from sales of real estate owned                                           150        1,003          849
   Principal collected on loans                                                   175,198      131,402       53,046
   Proceeds from maturities, calls or repayments of:
       Investment securities available for sale                                    20,793       12,343        7,000
       Mortgage-related securities available for sale                              83,135       58,779       34,782
       Mortgage-related securities held to maturity                                 5,369        2,595        1,594
   Purchase of property and equipment                                                (362)        (258)        (495)
   Net expenditures on real estate owned                                               --          (11)        (180)
                                                                                ---------    ---------    ---------
           Net cash used in investing activities                                  (39,051)     (23,145)     (50,299)
                                                                                ---------    ---------    ---------
FINANCING ACTIVITIES:
   Net increase in deposit accounts                                                31,840       19,164       39,039
   Net increase (decrease) in FHLB advances and other borrowings                    9,888          167      (16,832)
   Net increase (decrease) in advances from borrowers for taxes and insurance         126          136          (76)
   Issuance of trust preferred securities                                              --        8,000           --
   Purchase of trust preferred securities                                              --       (3,290)          --
   Proceeds from exercise of stock options                                            373          275           18
   Purchase of treasury stock                                                      (2,986)      (1,013)      (3,045)
   Cash dividends                                                                    (798)        (734)        (693)
                                                                                ---------    ---------    ---------
           Net cash provided by financing activities                               38,443       22,705       18,411
                                                                                ---------    ---------    ---------
(Decrease) increase in cash and cash equivalents                                   (3,433)       5,492      (20,983)
Cash and cash equivalents at beginning of year                                     24,623       19,131       40,114
                                                                                ---------    ---------    ---------
Cash and cash equivalents at end of year                                        $  21,190    $  24,623    $  19,131
                                                                                =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash payments for interest on deposits and borrowings                        $  14,522    $  17,331    $  15,605
   Cash payments of income taxes                                                      800          650          125
   Transfers of loans receivable into real estate owned                             2,122          361          872

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.       NATURE OF OPERATIONS AND ORGANIZATION STRUCTURE

       The primary business of First Keystone Financial, Inc. (the "Company") is to act as a holding company for First Keystone Bank (the "Bank"), a federally chartered stock savings association founded in 1934, and First Keystone Capital Trust I and Capital Trust II which are companies that are used to issue trust preferred securities. The Bank has two active subsidiaries, FKF Management Corp., Inc. which manages investment securities, and State Street Services Corporation, which has ownership interest in an insurance agency and title company. The primary business of the Bank is to offer a wide variety of commercial and retail products through its branch system located in Delaware and Chester counties in Pennsylvania. The Bank is primarily supervised and regulated by the Office of Thrift Supervision ("OTS").

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of the Company, the Bank, and the Company's and the Bank's wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

       The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of income and expense during the reporting periods. Actual results could differ from those estimates.

     SECURITIES HELD TO MATURITY AND SECURITIES AVAILABLE FOR SALE

       Securities held to maturity are carried at amortized cost only if the Company has the positive intent and ability to hold these securities to maturity. Securities available for sale are carried at fair value with the resulting unrealized gains or losses recorded in equity, net of tax. For the years ended September 30, 2003 and 2002, the Company did not maintain a trading portfolio.

     ALLOWANCE FOR LOAN LOSSES

       An allowance for loan losses is maintained at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent losses in the loan portfolio. Management's evaluation of the portfolio is based upon past loss experience, current economic conditions and other relevant factors. While management uses the best information available to make such evaluation, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

       Impaired loans are predominantly measured based on the fair value of the collateral. The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of probable losses and impairment existing in the current loan portfolio. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan. An insignificant delay or insignificant shortfall in amounts of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. Large groups of smaller balance homogeneous loans, including residential real estate and consumer loans, are collectively evaluated for impairment, except for loans restructured under a troubled debt restructuring.

     MORTGAGE BANKING ACTIVITIES

       The Company originates mortgage loans held for investment and for sale. At origination, the mortgage loan is identified as either held for sale or for investment. Mortgage loans held for sale are carried at the lower of cost or forward committed contracts (which approximates market), determined on a net aggregate basis.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

       At September 30, 2003, 2002 and 2001, loans serviced for others totaled approximately $51,547, $51,826, and $66,301, respectively. Servicing loans for others consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures. Loan servicing income is recorded on a cash basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. The Company has fiduciary responsibility for related escrow and custodial funds aggregating approximately $603 and $584 at September 30, 2003 and 2002, respectively.

       The Company assesses the retained interest in the servicing asset or liability associated with the sold loans based on the relative fair values. The servicing asset or liability is amortized in proportion to and over the period during which estimated net servicing income or net servicing loss, as appropriate, will be received. Assessment of the fair value of the retained interest is performed on a continual basis. At September 30, 2003 and 2002, mortgage servicing rights of $198 and $89, respectively, were included in other assets.

     TRANSFERS OF FINANCIAL ASSETS

       Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control is surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

     INCOME RECOGNITION ON LOANS

       Interest on loans is credited to income when earned. Accrual of loan interest is discontinued and a reserve established on existing accruals if management believes after considering, among other things, economic and business conditions and collection efforts, that the borrowers financial condition is such that collection of interest is doubtful.

     REAL ESTATE OWNED

       Real estate owned consists of properties acquired by foreclosure or deed in-lieu of foreclosure. These assets are initially recorded at the lower of carrying value of the loan or estimated fair value less selling costs at the time of foreclosure and at the lower of the new cost basis or net realizable value thereafter. The amounts recoverable from real estate owned could differ materially from the amounts used in arriving at the net carrying value of the assets at the time of foreclosure because of future market factors beyond the control of the Company. Costs relating to the development and improvement of real estate owned properties are capitalized and those relating to holding the property are charged to expense.

     OFFICE PROPERTIES AND EQUIPMENT

       Office properties and equipment are recorded at cost. Depreciation is computed using the straight-line method over the expected useful lives of the assets. The costs of maintenance and repairs are expensed as they are incurred, and renewals and betterments are capitalized.

     CASH SURRENDER VALUE OF LIFE INSURANCE

       The Bank funded the purchase of insurance policies on the lives of officers and employees of the Bank. The Company has recognized any increase in cash surrender value of life insurance, net of insurance costs, in the consolidated statements of income. The cash surrender value of the insurance policies is recorded as an asset in the statements of financial condition.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     INTEREST RATE RISK

       At September 30, 2003 and 2002, the Company's assets consisted primarily of assets that earned interest at either adjustable or fixed interest rates and the average life of which is longer term. These assets were funded primarily with shorter term liabilities that have interest rates which vary over time with market rates and, in some cases, certain call features that are affected by changes in market rates. The shorter duration of the interest-sensitive liabilities indicates that the Company is exposed to interest rate risk because, in a rising rate environment, liabilities will be repricing faster at higher interest rates, thereby reducing the market value of long-term assets and net interest income.

     EARNINGS PER SHARE

       Basic earnings per share ("EPS") is computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed based on the weighted average number of shares of common stock outstanding increased by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of stock options. Weighted average shares used in the computation of earnings per share were as follows:

                                                       YEAR ENDED SEPTEMBER 30
                                                -----------------------------------
                                                   2003         2002        2001
                                                ---------    ---------    ---------
Average common shares outstanding               1,901,682    1,915,818    2,021,332
Increase in shares due to options                 127,310      118,100       78,396
                                                ---------    ---------    ---------
Adjusted shares outstanding - diluted           2,028,992    2,033,918    2,099,728
                                                =========    ==========   =========

       For the year ended September 30, 2003, there were no outstanding options that were antidilutive. For the years ended September 30, 2002 and 2001, 9,000 shares and 9,600 shares, respectively, related to outstanding options were excluded from the calculation of diluted EPS because the effect was antidilutive.

     INCOME TAXES

       Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     ACCOUNTING FOR STOCK OPTIONS

       The Company accounts for stock options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which allows an entity to choose between the intrinsic value method, as defined in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" or the fair value method of accounting for stock-based compensation described in SFAS No. 123. An entity using the intrinsic value method must disclose pro forma net income and earnings per share as if stock-based compensation was accounted for using the fair value method (see Note 12). The Company continues to account for stock-based compensation using the intrinsic value method and, accordingly, has not recognized compensation expense under this method.

     OTHER COMPREHENSIVE INCOME

       The Company presents as a component of comprehensive income the amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to stockholders' equity.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS

       SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138 and interpreted by the FASB and the Derivative Implementation Group through Statement 133 Implementation Issues, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS No. 133, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company adopted this statement on October 1, 2000. The adoption of this statement did not have a material impact on the Company's financial position or results of operations. Currently, the Company does not have any embedded derivatives. The Company currently does not employ hedging activities that require designation as either fair value or cash flow hedges, or hedges of a net investment in a foreign operation.

     STATEMENT OF CASH FLOWS

       For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits with depository institutions.

     RECENT ACCOUNTING PRONOUNCEMENTS

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

       In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has participated in the issue of trust preferred securities through a trust established for such purpose. Currently, the Company classifies such securities after total liabilities and before stockholders' equity on the Consolidated Balance Sheet. The Company is currently assessing the trust preferred securities structure and the continued consolidation of the related trust pursuant to FIN No. 46. Management does not believe the results of such assessment will result in a material impact on the Company's financial statements upon the deferred adoption of FIN No. 46 in the first quarter of fiscal 2004.

       In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted this statement and it did not have a material impact on the Company's financial statements.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

       In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions", which provides guidance on the accounting for the acquisition of a financial institution. This statement requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination which represents goodwill be accounted for under SFAS No. 142. Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72, will not apply after September 30, 2002. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of the statement. Financial institutions meeting the conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements. Additionally, the scope of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", is amended to include long-term customer-relationship intangible assets such as deposit or/and borrower-relationship intangible assets and credit cardholder intangible assets. This statement became effective for the Company for its fiscal year beginning October 1, 2002. This statement did not have any impact on the Company's financial statements upon adoption.

       In December 2002 SFAS" No. 148, "Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition in connection with a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted certain disclosure provisions for interim periods beginning after December 15, 2002. This statement did not have a material impact on the Company's financial statements in adopting this statement.

       In April 2003, the SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments and hedging activities under Statement 133. In addition, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is effective for contracts entered into or modified after June 30, 2003. The Company adopted this statement as it relates to the Company's loan commitments and it did not have a material impact on the Company's financial statements.

       In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that certain financial instruments, which previously could be designated as equity, now be classified as liabilities on the balance sheet. The Company currently classifies its trust preferred securities after total liabilities and before stockholders' equity on the Consolidated Balance Sheet. Under the provisions of SFAS No. 150, these securities would be reclassified as borrowed funds. The effective date of SFAS No. 150 has been indefinitely deferred by the FASB when certain criteria are met. As the structure of the Company's trust preferred securities meets such criteria, the Company qualifies for this limited deferral. Therefore, the Company will assess the classification of the trust preferred securities in conjunction with adoption of FIN No. 46 in the first quarter of fiscal 2004, as noted above.

     RECLASSIFICATIONS

       Certain reclassifications have been made to the September 30, 2002 and 2001 consolidated financial statements to conform with the September 30, 2003 presentation. Such reclassifications had no impact on the reported net income.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3.       INVESTMENT SECURITIES

           The amortized cost and approximate fair value of investment securities available for sale and investment securities held to maturity are as follows:

                                                                  SEPTEMBER 30, 2003
                                             -------------------------------------------------------
                                                               GROSS          GROSS
                                             AMORTIZED      UNREALIZED     UNREALIZED    APPROXIMATE
                                                COST           GAIN           LOSS        FAIR VALUE
                                             -------------------------------------------------------
Available for Sale:
U.S. Treasury securities and securities
   of U.S. Government agencies:
     1 to 5 years                            $  13,020      $       35     $       51    $   13,004
     5 to 10 years                               4,880             139             31         4,988
Municipal obligations                           14,112             503             --        14,615
Corporate bonds                                 17,567           1,288            332        18,523
Mutual funds                                    14,009              --             57        13,952
Asset-backed securities                          1,911              11             --         1,922
Preferred stocks                                 5,474              34            524         4,984
Other equity investments                         3,126           2,586             --         5,712
                                             ---------      ----------     ----------    ----------
     Total                                   $  74,099      $    4,596     $      995    $   77,700
                                             ---------      ----------     ----------    ----------
Held to Maturity:
   Municipal obligations                     $   3,261      $       19             --    $    3,280
   Corporate bonds                               3,054             116             --         3,170
                                             ---------      ----------     ----------    ----------
      Total                                  $   6,315      $      135             --    $    6,450
                                             =========      ==========     ==========    ==========

                                                               SEPTEMBER 30, 2002
                                             ------------------------------------------------------
                                                              GROSS           GROSS
                                             AMORTIZED      UNREALIZED     UNREALIZED    APPROXIMATE
                                               COST            GAIN           LOSS       FAIR VALUE
                                             ------------------------------------------------------
Available for Sale:
U.S. Treasury securities and securities
   of U.S. Government agencies:
     1 to 5 years                            $  11,986      $      128                   $   12,114
     5 to 10 years                               1,861             210                        2,071
Municipal obligations                           19,012             788                       19,800
Corporate bonds                                 14,299             827     $      406        14,720
Mutual funds                                    14,009              42              6        14,045
Asset-backed securities                          2,837              16                        2,853
Preferred stocks                                10,682             293            224        10,751
Other equity investments                         3,476             884             90         4,270
                                             ---------      ----------     ----------    ----------
     Total                                   $  78,162      $    3,188     $      726    $   80,624
                                             =========      ==========     ==========    ==========

       For the years ended September 30, 2003, 2002 and 2001, proceeds from sales of investment securities available for sale amounted to $7,309, $7,066 and $8,005, respectively. For such periods, gross realized gains on sales amounted to $660, $351 and $34, respectively, while gross realized losses amounted to $0, $20 and $20, respectively. The tax provision applicable to these net realized gains and losses amounted to $224, $112 and $5, respectively.

       Investment securities with an aggregate carrying value of $4,930 and $2,986 were pledged as collateral for financings at September 30, 2003 and 2002, respectively (see Note 8).

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4.       MORTGAGE-RELATED SECURITIES

       Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                               SEPTEMBER 30, 2003
                                             ------------------------------------------------------
                                                               GROSS         GROSS
                                             AMORTIZED      UNREALIZED     UNREALIZED    APPROXIMATE
                                               COST            GAIN           LOSS       FAIR VALUE
                                             -------------------------------------------------------
Available for Sale:
   FHLMC pass-through certificates           $   6,862      $      126     $       38    $    6,950
   FNMA pass-through certificates               45,740             412            122        46,030
   GNMA pass-through certificates               13,043             596             --        13,639
   Collateralized mortgage obligations          57,961             433            357        58,037
                                             ---------      ----------     ----------    ----------
     Total                                   $ 123,606      $    1,567     $      517    $  124,656
                                             =========      ==========     ==========    ==========
Held to Maturity:
   FHLMC pass-through certificates           $     478      $       22     $       --    $      500
   FNMA pass-through certificates                2,123              40              3         2,160
   Collateralized mortgage obligations             886              14             --           900
                                             ---------      ----------     ----------    ----------
    Total                                    $   3,487      $       76     $        3    $    3,560
                                             =========      ==========     ==========    ==========

                                                                SEPTEMBER 30, 2002
                                             -------------------------------------------------------
                                                              GROSS           GROSS
                                             AMORTIZED      UNREALIZED     UNREALIZED    APPROXIMATE
                                               COST            GAIN           LOSS       FAIR VALUE
                                             -------------------------------------------------------
Available for Sale:
   FHLMC pass-through certificates           $   4,986      $      275     $       --    $    5,261
   FNMA pass-through certificates               13,009             454             --        13,463
   GNMA pass-through certificates               32,407           1,214             --        33,621
   Collateralized mortgage obligations          32,884             449              4        33,329
                                             ---------      ----------     ----------    ----------
     Total                                   $  83,286      $    2,392     $        4    $   85,674
                                             =========      ==========     ==========    ==========
Held to Maturity:
   FHLMC pass-through certificates           $   1,433      $       77     $       --    $    1,510
   FNMA pass-through certificates                3,574              96             --         3,670
   Collateralized mortgage obligations           3,848              62             --         3,910
                                             ---------      ----------     ----------    ----------
    Total                                    $   8,855      $      235     $       --    $    9,090
                                             =========      ==========     ==========    ==========

       The collateralized mortgage obligations contain both fixed and adjustable classes of securities which are repaid in accordance with a predetermined priority. The underlying collateral of the securities are loans which are primarily guaranteed by FHLMC, FNMA, and GNMA.

       For the years ended September 30, 2003 and 2001, proceeds from sales of mortgage-related securities available for sales amounted to $7,485 and $6,926, respectively. Gross realized gains amounted to $39 and $38 for the years ended September 30, 2003 and 2001, respectively. Gross realized losses amounted to $99 for the year ended September 30, 2003. The tax provision (benefit) applicable to these net realized gains and losses amounted to $(38) and $13 for the years ended September 30, 2003 and 2001, respectively. During the year ended September 30, 2002, there were no sales of mortgage-related securities.

       Mortgage-related securities with aggregate carrying values of $13,059 and $12,907 were pledged as collateral for municipal deposits and financings at September 30, 2003 and 2002, respectively (see Note 8).

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5.       ACCRUED INTEREST RECEIVABLE

       The following is a summary of accrued interest receivable by category:

                                           SEPTEMBER 30
                                       ------------------
                                         2003       2002
                                       ------------------
Loans                                  $ 1,438    $ 1,689
Mortgage-related securities                513        457
Investment securities                      703        825
                                       -------    -------
     Total                             $ 2,654    $ 2,971
                                       =======    =======

6.       LOANS RECEIVABLE

       Loans receivable consist of the following:

                                       SEPTEMBER 30
                                  ----------------------
                                    2003         2002
                                  ----------------------
Single-family                     $ 166,042    $ 173,736
Construction and land                28,975       28,292
Multi-family and commercial          59,022       60,379
Home equity and lines of credit      33,459       27,595
Consumer loans                        1,438        1,202
Commercial loans                     10,161       11,919
                                  ---------    ---------
   Total loans                      299,097      303,123
Loans in process                    (10,655)     (11,384)
Allowance for loan losses            (1,986)      (2,358)
Deferred loan fees                      (35)        (605)
                                  ---------    ---------
   Loans receivable net           $ 286,421    $ 288,776
                                  =========    =========

       The Company originates loans primarily in its local market area of Delaware and Chester Counties, Pennsylvania to borrowers that share similar attributes. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

       The Company participated in the origination and sale of fixed-rate single family residential loans in the secondary market. The Company recognized gains on sale of loans held for sale on sales of conforming agency loans of $410, $84 and $122 for fiscal years ended September 30, 2003, 2002 and 2001, respectively.

       The Company offers loans to its directors and senior officers on terms permitted by Regulation O. There were approximately $2,068, $1,703 and $1,550 of loans outstanding to senior officers and directors as of September 30, 2003, 2002 and 2001, respectively. The amount of repayments during the years ended September 30, 2003, 2002 and 2001, totaled $1,163, $948 and $165 respectively. There were $1,527, $725 and $772 of new loans granted during fiscal years 2003, 2002 and 2001, respectively.

       The Company had undisbursed portions under consumer and commercial lines of credit as of September 30, 2003 of $30,147 and $10,349, respectively.

       The Company originates both adjustable and fixed interest rate loans and purchases mortgage-related securities in the secondary market. The originated adjustable-rate loans have interest rate adjustment limitations and are generally indexed to U.S. Treasury securities plus a fixed margin. Future market factors may affect the correlation of the interest rate adjustment with rates the Company pays on the short-term deposits that have been the primary funding source for these loans. The adjustable-rate mortgage-related securities adjust to various national indices plus a fixed margin. At September 30, 2003, the composition of these loans and mortgage-related securities was as follows:

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

              FIXED-RATE
-------------------------------------
TERM TO MATURITY           BOOK VALUE
----------------           ----------
1 month to 1 year           $  5,321
1 year to 3 years              6,451
3 years to 5 years            14,753
5 years to 10 years           58,643
Over 10 years                205,505
                            --------
Total                       $290,673
                            ========

           ADJUSTABLE-RATE
-----------------------------------
TERM TO RATE ADJUSTMENT  BOOK VALUE
-----------------------  ----------
1 month to 1 year         $ 55,431
1 year to 3 years           25,879
3 years to 5 years          44,602
                          --------
Total                     $125,912
                          ========

         The following is an analysis of the allowance for loan losses:

                                                   YEAR ENDED
                                                  SEPTEMBER 30
                                    ---------------------------------------
                                     2003            2002            2001
                                    -------         -------         -------
Beginning balance                   $ 2,358         $ 2,181         $ 2,019
Provisions charged to income            715             540             540
Charge-offs                          (1,102)           (373)           (532)
Recoveries                               15              10             154
                                    -------         -------         -------

Total                               $ 1,986         $ 2,358         $ 2,181
                                    =======         =======         =======

         At September 30, 2003 and 2002, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $1,556 and $5,138, respectively. At September 30, 2001, non-performing loans consisted of loans that were collectively evaluated for impairment.

         As of September 30, 2002, the Company had impaired loans with a total recorded investment of $2.4 million and an average recorded investment of $2.1 million. There was not any cash basis interest income recognized on these impaired loans during the year ended September 30, 2002. Interest income of approximately $150 was not recognized as interest income due to the non-accrual status of loans during 2002.

7.       OFFICE PROPERTIES AND EQUIPMENT

         Office properties and equipment are summarized by major classification as follows:

                                                        SEPTEMBER 30
                                                 -------------------------
                                                   2003             2002
                                                 --------         --------
Land and buildings                               $  6,082         $  5,926
Furniture, fixtures and equipment                   4,555            4,476
                                                 --------         --------
     Total                                         10,637           10,402
Accumulated depreciation and amortization          (7,210)          (6,911)
                                                 --------         --------
     Net                                         $  3,427         $  3,491
                                                 ========         ========

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

         The future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2003 are as follows:

September 30
2004                                            $  239
2005                                               267
2006                                               172
2007                                               158
2008                                               167
Thereafter                                         754
                                                ------
Total minimum future rental payments            $1,757
                                                ======

         Leasehold expense was approximately $375, $335 and $329 for the years ended September 30, 2003, 2002 and 2001, respectively.

         Depreciation expense amounted to $426, $457 and $429 for the years ended September 30, 2003, 2002 and 2001, respectively.

8.       DEPOSITS

         Deposits consist of the following major classifications:

                                                   SEPTEMBER 30
                               ------------------------------------------------------
                                          2003                          2002
                               ------------------------------------------------------
                                AMOUNT          PERCENT       AMOUNT          PERCENT
                               --------         -------      --------         -------
Non-interest-bearing           $ 20,917            5.8%      $ 15,340            4.6%
NOW                              60,221           16.6         48,803           14.8
Passbook                         47,089           13.0         41,659           12.6
Money Market                     55,889           15.4         48,721           14.7
Certificates of Deposit         178,489           49.2        176,242           53.3
                               --------          -----       --------          -----
   Total                       $362,605          100.0%      $330,765          100.0%
                               ========          =====       ========          =====

         The weighted average interest rates paid on deposits were 1.77% and 2.44% at September 30, 2003 and 2002, respectively.

         Included in deposits as of September 30, 2003 and 2002 are deposits greater than $100 totaling approximately $103,734 and $81,976, respectively. Deposits in excess of $100 are not federally insured.

         At September 30, 2003 and 2002, the Company pledged certain mortgage-related securities aggregating approximately $12,867 and $7,371, respectively, as collateral for municipal deposits.

         A summary of scheduled maturities of certificates is as follows:

                                SEPTEMBER 30
                          ------------------------
                            2003            2002
                          --------        --------
Within one year           $106,631        $109,694
One to two years            42,069          39,829
Two to three years           7,962          11,852
Thereafter                  21,827          14,867
                          --------        --------
Total                     $178,489        $176,242
                          ========        ========

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

         A summary of interest expense on deposits is as follows:

                                      YEAR ENDED SEPTEMBER 30
                               -------------------------------------
                                2003            2002           2001
                               -------        -------        -------
NOW                            $   316        $   401        $   537
Passbook                           530            750            907
Money Market                       736          1,036          1,223
Certificates of Deposit          5,771          7,412         10,395
                               -------        -------        -------
   Total                       $ 7,353        $ 9,599        $13,062
                               =======        =======        =======

9.       BORROWINGS

         A summary of borrowings is as follows:

                                       SEPTEMBER 30
                                 ------------------------
                                   2003            2002
                                 --------        --------
FHLB advances                    $126,403        $126,237
Repurchase agreements               2,885              --
FHLB overnight borrowings           6,800              --
Other                                 184             147
                                 --------        --------
  Total borrowings               $136,272        $126,384
                                 ========        ========

         Advances from the FHLB are made at fixed rates with remaining maturities, summarized as follows:

                                                   SEPTEMBER 30
                                             ------------------------
                                               2003            2002
                                             --------        --------
Over one year through five years (1)         $ 25,704              --
Over five years through ten years (1)         100,500         126,032
Over 10 years                                     199             205
                                             --------        --------
                                             $126,403        $126,237
                                             ========        ========

(1) Although the contractual maturities of these borrowings are between one and ten years, the FHLB has the right to convert these advances to adjustable-rate advances. The amount of FHLB advances with the convertible feature, which are subject to conversion in each of fiscal 2004, 2005, and 2006, is $101.0 million, $10.0 million and $15.0 million, respectively.

         Included in the table above at September 30, 2003 and 2002 are FHLB advances whereby the FHLB has the option at predetermined times to convert the fixed interest rate to an adjustable rate tied to the London Interbank Offered Rate (LIBOR). The Company then has the option to prepay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature. The average balance of FHLB advances was $126.4 million with an average cost of 5.4% for the year ended September 20, 2003.

         Advances from the FHLB are collateralized by all FHLB stock owned by the Bank in addition to a blanket pledge of eligible assets in an amount required to be maintained so that the estimated fair value of such eligible assets exceeds, at all times, 110% of the outstanding advances.

         The Company enters into sales of securities under agreements to repurchase. These agreements are recorded as financing transactions, and the obligation to repurchase is reflected as a liability in the consolidated statements of financial condition. The securities underlying the agreements are delivered to the dealer with whom each transaction is executed. The dealers, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agree to resell to the Company substantially the same securities at the maturities of the agreements. The Company retains the right of substitution of collateral throughout the terms of the agreement.

         At September 30, 2003, outstanding FHLB repurchase agreements were secured by U.S. Government securities. The average balance of FHLB repurchase agreements during the year ended September 30, 2003 was $8 with an average cost of 25 basis points. The maximum amount outstanding at any month end during the year ended September 30, 2003 was $2.9 million.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10.      INCOME TAXES

         The Company and its subsidiaries file a consolidated federal income tax return. The Company uses the specific charge-off method for computing reserves for bad debts. The bad debt deduction allowable under this method is available to large banks with assets greater than $500 million. Generally, this method allows the Company to deduct an annual addition to the reserve for bad debts equal to its net charge-offs.

         Retained earnings at September 30, 2003 and 2002 included approximately $2.5 million representing bad debt deductions for which no income tax has been provided.

         Income tax expense is comprised of the following:

                        YEAR ENDED SEPTEMBER 30
                   --------------------------------
                   2003          2002          2001
                   -----        -----         -----
Federal:
   Current         $ 428        $ 583         $ 456
   Deferred          225         (135)           --
State                 --           --             3
                   -----        -----         -----
     Total         $ 653        $ 448         $ 459
                   =====        =====         =====

         The tax effect of temporary differences that give rise to significant portions of the deferred tax accounts, calculated at 34%, is as follows:

                                                                 SEPTEMBER 30
                                                           -----------------------
                                                            2003            2002
                                                           -------         -------
Deferred tax assets:
   Accelerated depreciation                                $   374         $   346
   Allowance for loan losses                                   840             769
   Accrued expenses                                            146             463
   Other                                                        --              --
                                                           -------         -------
      Total deferred tax assets                              1,360           1,578
                                                           =======         =======

Deferred tax liabilities:
   Deferred loan fees                                         (310)           (306)
   Unrealized gain on available for sale securities         (1,581)         (1,649)
   Other                                                       (50)            (47)
                                                           -------         -------
       Total deferred tax liabilities                       (1,941)         (2,002)
                                                           -------         -------
Net deferred income taxes                                  $  (581)        $  (424)
                                                           =======         =======

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The Company's effective tax rate is less than the statutory federal income tax rate for the following reasons:

                                                                       YEAR ENDED SEPTEMBER 30
                                                 ----------------------------------------------------------------------
                                                          2003                    2002                    2001
                                                 ----------------------------------------------------------------------
                                                             PERCENTAGE              PERCENTAGE              PERCENTAGE
                                                             OF PRETAX               OF PRETAX               OF PRETAX
                                                 AMOUNT        INCOME    AMOUNT        INCOME     AMOUNT       INCOME
                                                 ------        ------    ------        ------     ------       ------
Tax at statutory rate                            $ 1,153        34.0%    $ 1,079        34.0%    $   991        34.0%
Increase (decrease) in taxes resulting from:
   Tax exempt interest, net                         (274)       (8.1)       (290)       (9.1)       (281)       (9.6)
   Increase in cash surrender value                 (223)       (6.5)       (231)       (7.3)       (226)       (7.7)
   Other                                              (3)       (0.1)       (110)       (3.5)        (25)       (1.0)
                                                 -------        ----     -------        ----     -------        ----
   Total                                         $   653        19.3%    $   448        14.1%    $   459        15.7%
                                                 =======        ====     =======        ====     =======        ====

11.      REGULATORY CAPITAL REQUIREMENTS

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum regulatory capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of tangible and core capital (as defined in the regulations) to adjusted assets (as defined), and of Tier I and total capital (as defined) to average assets (as defined). Management believes, as of September 30, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

         As of September 30, 2003, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier-1 risk-based, and Tier-1 core capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                         REQUIRED FOR       WELL CAPITALIZED
                                                                       CAPITAL ADEQUACY       UNDER PROMPT
                                                     ACTUAL               PURPOSE           CORRECTIVE ACTION
                                               ----------------------------------------------------------------
                                               AMOUNT     PERCENTAGE  AMOUNT   PERCENTAGE  AMOUNT    PERCENTAGE
                                               ------     ----------  ------   ----------  ------    ----------
At September 30, 2003:
Core Capital (to Adjusted Tangible Assets)     $43,852        8.0%   $21,972       4.0%   $27,465        5.0%
Tier I Capital (to Risk-Weighted Assets)        43,852       14.4      N/A         N/A     18,268        6.0
Total Capital (to Risk-Weighted Assets)         45,564       15.0     24,357       8.0     30,446       10.0
Tangible Capital (to Tangible Assets)           43,852        8.0      8,240       1.5      N/A          N/A

At September 30, 2002:
Core Capital (to Adjusted Tangible Assets)     $40,873        8.1%   $20,265       4.0%   $25,325        5.0%
Tier I Capital (to Risk-Weighted Assets)        40,873       15.4      N/A         N/A     15,941        6.0
Total Capital (to Risk-Weighted Assets)         42,957       16.2     21,255       8.0     26,569       10.0
Tangible Capital (to Tangible Assets)           40,873        8.1      7,597       1.5      N/A          N/A

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

         The Bank's capital at September 30, 2003 and 2002 for financial statement purposes differs from tangible, core (leverage), and Tier-1 risk-based capital amounts by $ and $ , respectively, representing the inclusion of unrealized gain on securities available for sale and a portion of capital securities (see Note 17) that qualifies as regulatory capital as well as adjustments to the Bank's capital that do not affect the parent company.

         At September 30, 2003 and 2002, total risk-based capital, for regulatory requirements, was increased by $1,712 and $2,406, respectively, of general loan loss reserves, for a total of $45,564 and $42,957, respectively.

         At the date of the Bank's conversion from the mutual to stock form in January 1995 (the "Conversion"), the Bank established a liquidation account in an amount equal to its retained income as of August 31, 1994. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account is reduced annually to the extent that eligible account holders (as defined in the Bank's plan of conversion) and supplemental eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases in such balances will not restore an eligible account holder's or supplemental eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

         The principal source of cash flow for the Company is dividends from the Bank. Various federal banking regulations and capital guidelines limit the amount of dividends that may be paid to the Company by the Bank. Future payment of dividends by the Bank is dependent on individual regulatory capital requirements and levels of profitability. In addition, loans or advances made by the Bank to the Company are generally limited to 10 percent of the Bank's capital stock and surplus on a secured basis. Accordingly, funds available for loans or advances by the Bank to the Company amounted to $4,431.

12.      EMPLOYEE BENEFITS

     401(k) PROFIT SHARING PLAN

         The Bank's 401(k) profit sharing plan covers substantially all full-time employees of the Company and provides for pre-tax contributions by the employees with matching contributions at the discretion of the Board of Directors determined at the beginning of the calendar year. All amounts are fully vested. For calendar years 2003, 2002 and 2001, the Company matched twenty-five cents for every dollar contributed up to 5% of a participant's salary. The profit sharing expense for the plan was $38, $36 and $32 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

     EMPLOYEE STOCK OWNERSHIP PLAN

         In connection with the Conversion, the Company established an employee stock ownership plan ("ESOP") for the benefit of eligible employees. At September 30, 2003, 244,865 shares were committed to be released, of which 19,229 shares have not yet been allocated to participant accounts. The Company accounts for its ESOP in accordance with AICPA Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans, which requires the Company to recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, this difference is charged or credited to equity as additional paid-in capital. Management expects the recorded amount of expense in any given period to fluctuate from period to period as continuing adjustments are made to reflect changes in the fair value of the ESOP shares. The Company's ESOP, which is internally leveraged, does not report the loan receivable extended to the ESOP as an asset and does not report the ESOP debt due the Company. The Company recorded compensation and employee benefit expense related to the ESOP of $516, $395 and $308 for the years ended September 30, 2003, 2002 and 2001, respectively.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     RECOGNITION AND RETENTION PLAN

         Under the 1995 Recognition and Retention Plan and Trust (the "RRP"), there are 81,600 shares authorized under the RRP. At September 30, 2002, the Company awarded 79,350 shares to the Company's Board of Directors and executive officers subject to vesting and other provisions of the RRP. At September 30, 2003, all the shares awarded had been allocated to plan participants.

         Compensation expense was recognized ratably over the five year vesting period for the shares awarded. Since all the shares awarded have been allocated, no compensation expense was recognized relating to the RRP for fiscal years ended September 30, 2003, 2002 and 2001.

     STOCK OPTION PLANS

         Under the 1995 Stock Option Plan (the "Option Plan"), common stock totaling 272,000 shares has been reserved for issuance pursuant to the exercise of options. During fiscal year 1999, stockholders approved the adoption of the 1998 Stock Option Plan ("1998 Option Plan") (collectively with the Option Plan, the "Plans") which reserves an additional 111,200 shares of common stock for issuance. Options covering an aggregate of 357,106 shares have been granted to the Company's executive officers, nonemployee directors and other key employees, subject to vesting and other provisions of the Plans. At September 30, 2003, 2002 and 2001, the number of shares exercisable was 210,209, 261,913 and 271,889, respectively, and the weighted average exercise price of those options was $9.19, $8.91 and $8.57, respectively.

         The following table summarizes transactions regarding the stock option plans:

                                                                      Weighted
                                      Number of                        Average
                                       Option        Exercise       Exercise Price
                                       Shares       Price Range       per share
                                       ------       -----------       ---------
Outstanding at October 1, 2000         339,140     $ 7.50 - 14.25     $    9.05
Exercised                              (14,607)       7.50 - 7.50          7.50
                                       -------     --------------     ---------
Outstanding at September 30, 2001      324,533     $ 7.50 - 14.25     $    9.11
Granted                                 13,300      14.84 - 16.15         15.73
Exercised                              (30,856)      7.50 - 12.38          7.97
                                       -------     --------------     ---------
Outstanding at September 30, 2002      306,977     $ 7.50 - 16.15     $    9.52
Granted                                  3,000      16.15 - 16.15         16.15
Exercised                              (62,678)      7.50 - 14.25          8.79
                                       -------     --------------     ---------
Outstanding at September 20, 2003      247,299     $ 7.50 - 16.15     $    9.78
                                       =======     ==============     =========

         A summary of the exercise price range at September 30, 2003 is as follows:

                                           Weighted Average        Weighted Average
  Number of                             Remaining Contractual     Exercise Price per
Option Shares   Exercise Price Range             Life                   Share
-------------   --------------------             ----                   -----
   146,769         $ 7.50 - 10.13                2.24                  $    7.63
   100,530          12.13 - 16.15                6.41                      12.90
   -------         --------------                ----                  ---------
   247,299         $ 7.50 - 16.15                3.93                  $    9.78
   =======         ==============                ====                  =========

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

         The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, no compensation expense has been recognized in the financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                                            YEAR ENDED SEPTEMBER 30
                                                                       2003           2002          2001
                                                                       ----           ----          ----
Net income:
   As reported                                                       $   2,739     $   2,726     $   2,471
   Pro forma                                                             2,665         2,649         2,405
Net income per common and common equivalent share:
Earnings per common share
  - As reported                                                      $    1.35     $    1.34     $    1.18
   - Pro forma                                                            1.31          1.30          1.15
Weighted average fair value of options granted during the period     $    4.83     $    9.67        N/A

         The binomial option-pricing model was used to determine the fair value of options at the grant date. Significant assumptions used to calculate the above fair value of the awards are as follows:

                                                 SEPTEMBER 30
                                        ----------------------------
                                        2003        2002       2001
                                        ----        ----       ----
Risk-free interest rate of return       3.03%       2.98%      3.77%
Expected option life (months)            100         100         60
Expected Volatility                       27%         73%        52%
Expected dividends                       1.8%        2.8%       2.3%

     OTHER

         The Company established an expense accrual in connection with the anticipated funding of a trust to be created to formalize the Company's deferred compensation arrangements with four former officers of the Company. A total of $31 and $85 was included in the Company's liabilities at September 30, 2003 and 2002, respectively.

13.      DERIVATIVE FINANCIAL INSTRUMENTS

         The Company concurrently adopted the provisions of SFAS No. 133, and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133" on October 1, 2000. The Company adopted the provisions of SFAS No. 149 effective July 1, 2003. The Company's derivative instruments outstanding during fiscal year end September 30, 2003 include commitments to fund loans available-for-sale and forward loan sale agreements.

         The Company adopted new accounting requirements relating to SFAS No. 149 which requires that mortgage loan commitments related to loans originated for sale be accounted for as derivative instruments. In accordance with SFAS No. 133 and SFAS No. 149, derivative instruments are recognized in the statement of financial condition at fair value and changes in the fair value thereof are recognized in the statement of operations. The Company originates single-family residential loans for sale pursuant to programs with FHLMC. Under the structure of the programs, at the time the Company initially issues a loan commitment in connection with such programs, it does not lock in a specific interest rate. At the time the interest rate is locked in by the borrower, the Company concurrently enters into a forward loan sale agreement with respect to the sale of such loan at a set price in an effort to manage the interest rate risk inherent in the locked loan commitment. The forward loan sale agreement also meets the definition of a derivative instrument under SFAS No. 133. Any change in the fair value of the loan commitment after the borrower locks in the interest rate is substantially offset by the corresponding change in the fair value of the forward loan sale agreement related to such loan. The period from the time the borrower locks in the interest rate to the time the Company funds the loan and sells it to FHLMC is generally 60 days. The fair value of each instrument will rise or fall in response to changes in market interest

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

rates subsequent to the dates the interest rate locks and forward loan sale agreements are entered into. In the event that interest rates rise after the Company enters into an interest rate lock, the fair value of the loan commitment will decline. However, the fair value of the forward loan sale agreement related to such loan commitment should increase by substantially the same amount, effectively eliminating the Company's interest rate and price risk.

         At September 30, 2003, the Company had $1.5 million of loan commitments outstanding related to loans being originated for sale. Of such amount, $230 related to loan commitments for which the borrowers had not entered into interest rate locks and $1.3 million which were subject to interest rate locks. At September 30, 2003, the Company had $1.3 million of forward loan sale agreements. Due to the structure of these transactions, the Company concluded that the derivative instruments involving its loans held for sale were not material to the consolidated statements of the financial condition and operations of the Company as of and for the year ended September 30, 2003 since the Company does not bear any interest rate or price risk with respect to such transactions.

14.      COMMITMENTS AND CONTINGENCIES

         The Company has outstanding loan commitments, excluding undisbursed portion of loans in process and equity lines of credit, of approximately $5,922 and $10,621 as of September 30, 2003 and 2002, respectively, all of which are expected to be funded within four months. Of these commitments outstanding, the breakdown between fixed and adjustable-rate loans is as follows:

                                                SEPTEMBER 30
                                             -------------------
                                              2003        2002
                                              ----        ----
Fixed-rate (ranging from 4.49% to 6.75%)     $ 5,578     $ 4,525
Adjustable-rate                                  344       6,096
                                             -------     -------
   Total                                     $ 5,922     $10,621
                                             =======     =======

         Depending on cash flow, interest rate, risk management and other considerations, longer term fixed-rate residential loans are sold in the secondary market. There was approximately $1,307 and $2,936 in outstanding commitments to sell loans at September 30, 2003 and 2002, respectively.

         In the fourth quarter of fiscal 2002, the Company settled a lawsuit related to certain loan sales. The lawsuit was instituted by the purchaser of five residential mortgage loans from the Bank that alleged that it suffered losses in connection with these loans and that the Bank was required to purchase the loans or compensate the purchaser for its alleged losses. The Bank settled all the purchaser's claims for $570.

         There are various claims and pending actions against the Company and its subsidiaries arising out of the conduct of its business. In the opinion of the Company's management and based upon advice of legal counsel, the resolution of these matters will not have a material adverse impact on the consolidated financial position or the results of operations of the Company and its subsidiaries.

15.      RELATED PARTY TRANSACTIONS

         The Company retains the services of a law firm in which one of the Company's directors is a member. In addition to providing general legal counsel to the Company, the firm also prepares mortgage documents and attends loan closings for which it is paid directly by the borrower.

         The Company also utilizes one of the Company's directors as a consultant on various real estate matters. In addition, one of the Company's board members has an interest in an insurance agency, First Keystone Insurance Services, LLC in which one of the Bank's subsidiaries has a majority position.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

16.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                      SEPTEMBER 30
                                     ------------------------------------------------
                                             2003                      2002
                                     ------------------------------------------------
                                     CARRYING/    ESTIMATED    CARRYING/    ESTIMATED
                                     NOTIONAL       FAIR       NOTIONAL       FAIR
                                      AMOUNT        VALUE       AMOUNT       VALUE
                                      ------        -----       ------       -----
Assets:
   Cash and cash equivalents         $ 21,190     $ 21,190     $ 24,623     $ 24,623
   Investment securities               84,015       84,150       80,624       80,624
   Loans                              286,421      287,996      288,776      293,509
   Loans held for sale                  4,498        4,498          501          501
   Mortgage-related securities        128,143      129,646       94,529       94,764
   FHLB stock                           8,294        8,294        6,571        6,571
Liabilities:
   Passbook deposits                   47,089       47,089       41,659       41,659
   NOW and money market deposits      116,110      116,110      102,770      102,770
   Certificates of deposit            178,489      179,699      176,242      178,404
   Borrowings                         136,272      137,709      126,237      128,539
   Off balance sheet commitments       43,024       43,024       35,732       35,732

         The fair value of cash and cash equivalents is their carrying value due to their short-term nature. The fair value of investments and mortgage-related securities is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services. The fair value of loans is estimated, based on present values using approximate current entry value interest rates, applicable to each category of such financial instruments. The fair value of FHLB stock approximates its carrying amount.

         The fair value of NOW deposits, money market deposits and passbook deposits is the amount reported in the financial statements. The fair value of certificates of deposit and FHLB advances is based on a present value estimate, using rates currently offered for deposits and borrowings of similar remaining maturity.

         Fair values for off-balance sheet commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standings.

         No adjustment was made to the entry-value interest rates for changes in credit performing commercial loans, construction loans, and land loans for which there are no known credit concerns. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the performing commercial, construction, and land loan portfolios for which there are no known credit concerns, result in a fair valuation of such loans on an entry-value basis. The fair value of non-performing loans, with a recorded book value of approximately $1,556 and $5,138 (which are collateralized by real estate properties with property values in excess of carrying amounts) as of September 30, 2003 and 2002, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2003 and 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2003 and 2002 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

17.      CAPITAL SECURITIES

         On August 21, 1997, First Keystone Capital Trust I (the "Trust"), a trust formed under Delaware law, that is a subsidiary of the Company, issued $16.2 million of preferred securities (the "Preferred Securities") at an interest rate of 9.7%, with a scheduled maturity of August 15, 2027. The Company owns all the common stock of the Trust. The proceeds from the issue were invested in Junior Subordinated Debentures (the "Debentures") issued by the Company. The Debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The

         Debentures represent the sole assets of the Trust. Interest on the Preferred Securities is cumulative and payable semiannually in arrears. The Company has the option, subject to required regulatory approval, if any, to prepay the securities beginning August 15, 2007.

         The securities are shown on the balance sheet as Company-obligated mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company. The Company has, under the terms of the Debentures and the related Indenture as well as the other operative corporate documents, agreed to irrevocably and unconditionally guarantee the Trust's obligations under the Debentures. The Company contributed approximately $6.0 million of the net proceeds to the Bank to support the Bank's lending activities. The interest cost associated with this issue is treated as a non-interest expense on the consolidated statement of income rather than interest expense.

         On November 15, 2001, the Company purchased $3.5 million of the Preferred Securities.

         On November 28, 2001, First Keystone Capital Trust II (the "Trust II"), a trust formed under Delaware law, that is a subsidiary of the Company, issued $8.0 million of securities ("Preferred Securities II") in a pooled securities offering at a floating rate of 375 basis over the six month LIBOR with a maturity date of December 8, 2031. The Company owns all the common stock of the Trust II. The proceeds from the issue were invested in Junior Subordinated Debentures (the "Debentures II") issued by the Company. The Debentures II are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Debentures II represent the sole assets of the Trust II. Interest on the Preferred Securities II is cumulative and payable semi-annually in arrears. The Company has the option, subject to required regulatory approval, if any, to prepay the securities beginning December 8, 2006.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

18.      PARENT COMPANY ONLY FINANCIAL INFORMATION

         Condensed financial statements of First Keystone Financial, Inc. are as follows:

     CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                SEPTEMBER 30
                                              -----------------
                                               2003      2002
                                              -----------------
Assets:
   Interest-bearing deposits                  $ 1,800   $ 2,269
   Investment securities available for sale     6,246     7,060
   Investment in subsidiaries                  46,482    44,192
   Other assets                                 1,089     1,798
                                              -------   -------
Total assets                                  $55,617   $55,319
                                              =======   =======
Liabilities and Stockholders' Equity
   Junior subordinated debt                   $21,593   $21,630
   Other liabilities                            1,636       894
                                              -------   -------
   Total liabilities                           23,229    22,524
Stockholders' equity                           32,388    32,795
                                              -------   -------
Total liabilities and stockholders' equity    $55,617   $55,319
                                              =======   =======

   CONDENSED STATEMENTS OF INCOME

                                                                 YEAR ENDED SEPTEMBER 30
                                                              -----------------------------
                                                               2003       2002       2001
                                                              -----------------------------
Interest and dividend income:
   Dividends from subsidiary                                  $     9    $     5    $ 4,500
   Loan to ESOP                                                    79         92        105
   Interest and dividends on investments                          286        502        608
   Interest on deposits                                            50         67          7
                                                              -------    -------    -------
      Total Interest and dividend income                          424        666      5,220
                                                              -------    -------    -------
Interest on debt and other borrowed money                       1,677      1,723      1,762
Other income                                                      241         44         25
Operating expenses                                                194        154        403
                                                              -------    -------    -------
(Loss) income before income taxes and equity
   in undistributed income (loss) of subsidiaries              (1,206)    (1,167)     3,080
Income tax benefit                                               (402)      (385)      (477)
                                                              -------    -------    -------
(Loss) income before equity in  undistributed (loss) income
    of subsidiaries                                              (804)      (782)     3,557
Equity in undistributed income (loss) of subsidiaries           3,543      3,508     (1,086)
                                                              -------    -------    -------
Net income                                                    $ 2,739    $ 2,726    $ 2,471
                                                              =======    =======    =======

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CONDENSED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED SEPTEMBER 30
                                                                      -----------------------------
                                                                        2003       2002      2001
                                                                      -----------------------------
Cash flows from operating activities:
   Net income                                                         $ 2,739    $ 2,726    $ 2,471
   Adjustment to reconcile net income to cash provided by
      (used in) operations:
   Equity in undistributed (income) loss of subsidiaries               (3,543)    (3,508)     1,086
   Amortization of common stock acquired by stock benefit plans           374        384        251
   Gain (loss) on sales of investment securities available for sale      (241)        44        (25)
   Amortization of premium                                                 26        (22)        29
   (Increase) decrease in  other assets                                   709     (1,205)       455
   (Increase) decrease in other liabilities                               165        145       (459)
                                                                      -------    -------    -------
        Net cash (used in) provided by operating activities               229     (1,436)     3,808
                                                                      -------    -------    -------
Cash flows from financing activities:
   Purchase of investments available for sale                                     (3,870)      (278)
   Proceeds from calls or repayments of investment securities           1,100
   Proceeds from sale of investments available for sale                 1,591      4,956      1,025
                                                                      -------    -------    -------
        Net cash provided by (used in) investing  activities            2,691      1,086        747
                                                                      -------    -------    -------
Cash flows from financing activities:
   Issuance of preferred trust securities                                  --      8,000         --
   Purchase of preferred trust securities                                  --     (3,290)        --
   Repayment in other borrowed money                                       --       (815)      (711)
   Purchase of treasury stock                                          (2,986)    (1,013)    (3,045)
   Dividends paid                                                        (798)      (734)      (693)
   Proceeds from exercise of  stock options                               395        275         18
                                                                      -------    -------    -------
        Net cash provided by (used in) financing activities            (3,389)     2,423     (4,431)
                                                                      -------    -------    -------
   Increase (decrease) in cash                                           (469)     2,073        124
   Cash at beginning of year                                            2,269        196         72
                                                                      -------    -------    -------
   Cash at end of year                                                $ 1,800    $ 2,269    $   196
                                                                      =======    =======    =======

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

19.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         Unaudited quarterly financial data for the years ended September 30, 2003 and 2002 is as follows:

                                                 2003                                2002
                                  ------------------------------------------------------------------------
                                   1ST       2ND      3RD      4TH      1ST      2ND      3RD         4TH
                                   QTR       QTR      QTR      QTR      QTR      QTR      QTR         QTR
                                  ------------------------------------------------------------------------
Interest income                   $7,217   $6,973   $6,614   $6,407   $7,757   $7,416   $7,547      $7,403
Interest expense                   3,710    3,576    3,579    3,470    4,641    4,157    3,899       3,843
                                  ------   ------   ------   ------   ------   ------   ------      ------
Net interest income                3,507    3,397    3,035    2,937    3,116    3,259    3,648       3,560
Provision for loan losses            195      195      195      130      135      135      135         135
                                  ------   ------   ------   ------   ------   ------   ------      ------
Net income after
   provision for loan losses       3,312    3,202    2,840    2,807    2,981    3,124    3,513       3,425
Non-interest income                  614      540      998    1,093      458      450      456         859(1)
Non-interest expense               2,921    2,906    3,020    3,168    2,666    2,753    3,053       3,622(1)
                                  ------   ------   ------   ------   ------   ------   ------      ------
Income before income taxes         1,005      836      818      732      773      821      916         662
Income tax expense                   224      143      153      132      120      137      173          17
                                  ------   ------   ------   ------   ------   ------   ------      ------
Net income                        $  781   $  693   $  665   $  600   $  653   $  684   $  743      $  645
                                  ======   ======   ======   ======   ======   ======   ======      ======

Per Share:
   Earnings per share - basic     $  .41   $  .36   $  .35   $  .32   $  .34   $  .35   $  .39      $  .34
   Earnings per share - diluted   $  .39   $  .34   $  .33   $  .29   $  .32   $  .34   $  .36      $  .32
   Dividend per share             $  .10   $  .10   $  .10   $  .10   $  .09   $  .09   $  .09      $  .09

(1) During the fourth quarter, the Company sold and realized a pre-tax net gain on certain available for sale securities of $331. Additionally, due to a settlement of a lawsuit concerning certain loan sales, a $570 expense was incurred.

         Certain reclassifications have been made to the quarters presented to conform with the presentation. Such reclassifications had no impact on the reported net income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 9-A. CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of the Company's management, including its chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30,2003, and based on their evaluation, the Company's chief executive officer and chief financial officer have concluded that these controls and procedures are designed to ensure that the information required to be disclosed by the Company. The reports that it files or submits under the Exchange Act is recorded, processed, summarized in the SEC's rules and regulations and are operating in an effective manner. No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fourth fiscal quarter of fiscal 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required herein with respect to directors and executive officers of the Company is incorporated by reference from the information contained in the section captioned "Information with Respect to Nominees for Director, Directors Whose Terms Continue and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held January 28, 2004 (the "Proxy Statement"), a copy of which will be filed with the SEC before the meeting date.

         The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Ethics, included as an exhibit to this Form 10-K and filed with the Securities and Exchange Commission, may also be found on the Company's website at www.firstkeystone.com.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required herein is incorporated by reference from the information contained in the section captioned "Executive Compensation" in of the Registrant's Proxy Statement. The reports of the Audit Committee and the Compensation Committee included in the Registrant's Proxy Statement should be deemed filed or incorporated into this filing or any other filing by the Company under the Exchange Act or the Securities Act of 1933 except to the extent the Company specifically incorporates said reports herein or therein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information required herein is incorporated by reference from the information contained in the section captioned "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" in the Registrant's Proxy Statement.

         EQUITY COMPENSATION PLAN INFORMATION. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of September 30, 2003.

                                Number of Shares to be issued upon      Weighted-Average      Number of Shares Remaining Available
                                the Exercise of Outstanding Options,   Exercise Price of      for Future Issuance (Excluding Shares
        Plan Category                Warrants and Rights               Outstanding Options       Reflected in the First Column)
------------------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
   Approved by Security
   Holders                                  247,299                           $9.78                          26,094
Equity Compensation Plans Not
   Approved by Security
   Holders                                       --                              --                              --
                                            -------                           -----                          ------

            Total                           247,299                           $9.78                          26,094
                                            =======                           =====                          ======

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required herein is incorporated by reference from the information contained in the section captioned "Transactions with Certain Related Persons" in of the Registrant's Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Not applicable.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) Documents filed as part of this Report.

             (1) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's Annual Report.

                    Report of Independent Auditors.

                    Consolidated Statements of Financial Condition at September 30, 2003 and 2002.

                    Consolidated Statements of Income for the Years Ended September 30, 2003, 2002 and 2001.

                    Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 2003, 2002 and 2001.

                    Consolidated Statements of Cash Flows for the Years Ended September 30, 2003, 2002 and 2001.

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

10.13   Employment Agreement between First Keystone Federal Savings Bank and
        Stephen J. Henderson dated May 26, 1999. **

10.14   Employment Agreement between First Keystone Federal Savings Bank and
        Thomas M. Kelly dated May 26, 1999. **

10.15 Form of Severance Agreement between First Keystone Federal Savings Bank and Elizabeth M. Mulcahy dated May 26, 1999. **

10.16 Form of Severance Agreement between First Keystone Federal Savings Bank and Carol Walsh dated May 26, 1999. **

11 Statement re: computation of per share earnings. See Note 2 to the Consolidated Financial Statements included in Item 8 hereof.

21 Subsidiaries of the Registrant - Reference is made to Item 1 "Business," for the required information.

23      Consent of Deloitte & Touche LLP.

31.1    Certification of Chief Executive Officer

31.2    Certification of Chief Financial Officer

32.1    Certification of Chief Executive Officer pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002

32.2    Certification of Chief Financial Officer pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002

99.1    Codes of Ethics

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

(**) Incorporated by reference from the Form 10-K filed by the Registrant with the SEC on December 29, 1999 (File No. 000-25328).

(***) Incorporated by reference from the Form 10-K filed by the Registrant with SEC on December 29, 1995 (File No. 000-25328).

(****) Incorporated from Appendix A of the Registrant's definitive proxy statement dated December 24, 1998 (File No. 000-25328).

(b) Reports filed on Form 8-K.

  Date                              Item and Description
  ----                              --------------------
08/01/03      Item 12 - Filing of press release reporting the Company's results of operation for the three and nine months ended June 30, 2003.

(c) Exhibits. See the list set forth above under subsection (a) (3)

(d) Financial Statement Schedules.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FIRST KEYSTONE FINANCIAL, INC.

                               By:  /s/ Donald S. Guthrie
                                  -----------------------
                               Donald S. Guthrie
                               Chairman of the Board and Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Donald S. Guthrie                               December 23, 2003
--------------------------------------
Donald S. Guthrie
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas M. Kelly                                 December 23, 2003
--------------------------------------
Thomas M. Kelly
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Donald A. Purdy                                 December 23, 2003
--------------------------------------
Donald A. Purdy
Director

/s/ Edward Calderoni                                December 23, 2003
--------------------------------------
Edward Calderoni
Director

/s/ Edmund Jones                                    December 23, 2003
--------------------------------------
Edmund Jones
Director

/s/ Donald G. Hosier, Jr.                           December 23, 2003
--------------------------------------
Donald G. Hosier, Jr.
Director

/s/ Marshall J. Soss                                December 23, 2003
--------------------------------------
Marshall J. Soss
Director

/s/ William J. O'Donnell                            December 23, 2003
--------------------------------------
William J. O'Donnell
Director

/s/ Bruce C. Hendrixson                             December 23, 2003
--------------------------------------
Bruce C. Hendrixson
Director

86