Form 10-Q
period 2003-12-31
FIRST KEYSTONE FINANCIAL INC
filed 2004-02-17
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _______________ to __________

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

Number of shares of Common Stock outstanding as of February 10, 2004: 1,891,237

Transitional Small Business Disclosure Format Yes [ ] No [X]

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I         FINANCIAL INFORMATION:

  Item 1.      Financial Statements

               Consolidated Statements of Financial Condition as of
               December 31, 2003  (Unaudited) and September 30, 2003                      1

               Unaudited Consolidated Statements of Income for the Three
               Months Ended December 31, 2003 and 2002                                    2

               Unaudited Consolidated Statement of Changes in Stockholders' Equity
               for the Three Months Ended December 31, 2003                               3

               Unaudited Consolidated Statements of Cash Flows for the Three Months
               Ended December 31, 2003 and 2002                                           4

               Notes to Unaudited Consolidated Financial Statements                       5

  Item 2.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations.                                                    10

  Item 3.      Quantitative and Qualitative Disclosures About Market Risk.               16

  Item 4.      Disclosure Controls and Procedures                                        17

PART II        OTHER INFORMATION

  Item 1.      Legal Proceedings                                                         18

  Item 2.      Changes in Securities and Use of Proceeds                                 18

  Item 3.      Defaults Upon Senior Securities                                           18

  Item 4.      Submission of Matters to a Vote of Security Holders                       18

  Item 5.      Other Information                                                         18

  Item 6.      Exhibits and Reports on Form 8-K                                          19

  SIGNATURES                                                                             20

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share amounts)

                                                                                      (Unaudited)
                                                                                      December 31   September 30
                                                                                         2003           2003
                                                                                      -----------   ------------
ASSETS

Cash and amounts due from depository institutions                                     $     8,330   $     10,439
Interest-bearing deposits with depository institutions                                      7,269         10,751
                                                                                      -----------   ------------
        Total cash and cash equivalents                                                    15,599         21,190
Investment securities available for sale                                                   73,179         77,700
Mortgage-related securities available for sale                                            119,957        124,656
Loans held for sale                                                                           250          4,498
Investment securities held to maturity - at amortized cost
     (approximate fair value of $6,450 at December 31, 2003
      and $6,450 at September 30, 2003)                                                     6,308          6,315
Mortgage-related securities held to maturity - at amortized cost
     (approximate fair value of $15,160 at December 31, 2003
      and $3,560 at September 30, 2003)                                                    15,076          3,487
Loans receivable (net of allowance for loan loss of $2,017
      and $1,986 at December 31, 2003 and September 30, 2003, respectively)               290,874        286,421
Accrued interest receivable                                                                 2,746          2,654
Real estate owned                                                                           1,420          1,420
Federal Home Loan Bank stock at cost                                                        8,274          8,294
Office properties and equipment, net                                                        3,548          3,427
Cash surrender value of life insurance                                                     15,644         15,365
Prepaid expenses and other assets                                                           3,099          4,185
                                                                                      -----------   ------------

TOTAL ASSETS                                                                          $   555,974   $    559,612
                                                                                      ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

    Deposits                                                                          $   346,700   $    362,605
    Advances from Federal Home Loan Bank and other borrowings                             150,108        136,272
    Junior subordinated debt                                                               21,584         21,593
    Accrued interest payable                                                                1,050          1,111
    Advances from borrowers for taxes and insurance                                         1,944            958
    Deferred income taxes                                                                     249            581
    Accounts payable and accrued expenses                                                   2,903          4,104
                                                                                      -----------   ------------

         Total liabilities                                                                524,538        527,224
                                                                                      -----------   ------------

Stockholders' Equity:

    Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
    Common stock, $.01 par value, 20,000,000 shares authorized; issued and outstanding: 1,890,897 shares at December 31, 2003 and
       1,925,337 shares at September 30, 2003                                                  14             14
    Additional paid-in capital                                                             13,514         13,443
    Employee stock ownership plan                                                            (786)          (830)
    Treasury stock at cost:  821,659 shares at December 31, 2003 and 787,219 shares
        at September 30, 2003                                                             (12,336)       (11,378)
    Accumulated other comprehensive income                                                  2,425          3,069
    Retained earnings - partially restricted                                               28,605         28,070
                                                                                      -----------   ------------

         Total stockholders' equity                                                        31,436         32,388
                                                                                      -----------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $   555,974   $    559,612
                                                                                      ===========   ============

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

                                                              Three months ended
                                                                  December 31
                                                             ---------------------
                                                               2003        2002
                                                             ---------   ---------
INTEREST INCOME:
    Interest on:
      Loans                                                  $   4,445   $   5,050
      Mortgage-related securities                                1,229       1,110
      Investment securities:
        Taxable                                                    639         606
        Tax-exempt                                                 241         300
        Dividends                                                   64          95
      Interest-bearing deposits                                     18          56
                                                             ---------   ---------

          Total interest income                                  6,636       7,217
                                                             ---------   ---------

INTEREST EXPENSE:
    Interest on:
      Deposits                                                   1,588       1,967
      Federal Home Loan Bank advances and other borrowings       1,739       1,740
      Trust preferred securities                                   413         429
                                                             ---------   ---------

          Total interest expense                                 3,740       4,136
                                                             ---------   ---------

NET INTEREST INCOME                                              2,896       3,081

PROVISION FOR LOAN LOSSES                                           75         195
                                                             ---------   ---------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              2,821       2,886
                                                             ---------   ---------

NON-INTEREST INCOME:
    Service charges and other fees                                 267         272
    Net gain on sales of:
       Loans held for sale                                           7         136
       Investment securities                                       405          11
    Increase in cash surrender value                               273         167
    Other income                                                   112          38
                                                             ---------   ---------
          Total non-interest income                              1,064         624
                                                             ---------   ---------

NON-INTEREST EXPENSE:
    Salaries and employee benefits                               1,530       1,156
    Occupancy and equipment                                        305         286
    Professional fees                                              231         215
    Federal deposit insurance premium                               13          14
    Data processing                                                111         120
    Advertising                                                     98         120
    Net cost of operation of other real estate                      87           5
    Other                                                          558         594
                                                             ---------   ---------
          Total non-interest expense                             2,933       2,510
                                                             ---------   ---------

INCOME BEFORE INCOME TAX EXPENSE                                   952       1,000
INCOME TAX EXPENSE                                                 209         219
                                                             ---------   ---------
NET INCOME                                                   $     743   $     781
                                                             =========   =========

BASIC EARNINGS PER COMMON SHARE                              $    0.40   $    0.41
                                                             =========   =========
DILUTED EARNINGS PER COMMON SHARE                            $    0.37   $    0.39
                                                             =========   =========

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (dollars in thousands)

                                                                                             Accumulated    Retained
                                                     Additional      Employee                   other       earnings-      Total
                                             Common   paid-in    stock ownership  Treasury  comprehensive   partially  stockholders'
                                             stock    capital          plan         stock       income     restricted     equity
                                             ------  ----------  ---------------  --------  -------------  ----------  -------------
BALANCE AT OCTOBER 1, 2003                    $ 14   $   13,443      $ (830)      $(11,378)    $3,069       $ 28,070     $ 32,388
Net income                                                                                                       743          743
Other comprehensive income, net of tax:
   Net unrealized loss on securities
      net of reclassification adjustment(1)                                                      (644)                       (644)
                                                                                               ------                    --------

   Comprehensive income                                                                                                        99
                                                                                                                         --------

ESOP stock committed to be released                                      44                                                    44
Excess of fair value above cost of
   ESOP shares committed to be released                      86                                                                86
Purchase of treasury stock                                                          (1,044)                                (1,044)
Exercise of stock options                                   (15)                        86                                     71
Dividends - $.11 per share                                                                                      (208)        (208)
                                              ----   ----------      ------       --------     ------       --------     --------
BALANCE AT DECEMBER 31, 2003                  $ 14   $   13,514      $ (786)      $(12,336)    $2,425       $ 28,605     $ 31,436
                                              ====   ==========      ======       ========     ======       ========     ========

(1) Disclosure of reclassification amount, net of tax for the three months ended December 31, 2003:

Net unrealized depreciation arising during the period                      $(911)
Less: reclassification adjustment for net gains included in net income       267
                                                                           -----
Net unrealized loss on securities                                          $(644)
                                                                           =====

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                                                   Three months ended
                                                                                                      December 31
                                                                                                  --------------------
                                                                                                    2003        2002
                                                                                                  --------    --------
OPERATING ACTIVITIES:
    Net income                                                                                    $    743    $    781
    Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Provision for depreciation and amortization                                                      109         106
      Amortization of premiums and discounts                                                            22         176
      Increase in cash surrender value of life insurance                                              (279)
      (Gain) loss on sales of:
         Loans held for sale                                                                            (7)       (136)
         Investment securities                                                                        (405)        (11)
         Real estate owned                                                                              --          (2)
      Provision for loan losses                                                                         75         195
      Amortization of employee stock ownership plan                                                    130          79
      Changes in assets and liabilities which provided (used) cash:
         Origination of loans held for sale                                                         (1,923)     (9,318)
         Loans sold in the secondary market                                                          1,988       9,189
         Accrued interest receivable                                                                   (92)         20
         Prepaid expenses and other assets                                                           1,086        (291)
         Accrued interest payable                                                                      (61)        (93)
         Accrued expenses                                                                           (1,201)        622
                                                                                                  --------    --------
             Net cash provided by operating activities                                                 185       1,317
                                                                                                  --------    --------

INVESTING ACTIVITIES:
    Loans originated                                                                               (27,122)    (40,823)
    Purchases of:
      Mortgage-related securities available for sale                                                (7,060)    (26,970)
      Investment securities available for sale                                                          --      (3,998)
      Mortgage-related securities held to maturity                                                 (11,951)         --
    Redemption (purchase) of FHLB stock                                                                 20        (493)
    Proceeds from sales of real estate owned                                                            --          15
    Proceeds from sales of investment securities                                                     2,204       2,011
    Principal collected on loans                                                                    26,860      38,121
    Proceeds from maturities, calls, or repayments of:
      Investment securities available for sale                                                       2,295       5,497
      Mortgage-related securities available for sale                                                11,112      19,834
      Mortgage-related securities held to maturity                                                     360       2,432
    Purchase of property and equipment                                                                (230)        (55)
                                                                                                  --------    --------
             Net cash used in investing activities                                                  (3,512)     (4,429)
                                                                                                  --------    --------

FINANCING ACTIVITIES:
    Net (decrease) increase in deposit accounts                                                    (15,905)      7,609
    Net increase in FHLB advances                                                                   13,836          42
    Net increase in advances from borrowers for taxes and insurance                                    986       1,224
    Exercise of stock options                                                                           71          28
    Purchase of treasury stock                                                                      (1,044)        (92)
    Cash dividend                                                                                     (208)       (201)
                                                                                                  --------    --------
             Net cash (used in) provided by financing activities                                    (2,264)      8,610
                                                                                                  --------    --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                    (5,591)      5,498
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    21,190      24,623
                                                                                                  --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $ 15,599    $ 30,121
                                                                                                  ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest on deposits and borrowings                                         $  3,801    $  3,800
    Transfer of loans held for sale to loan portfolio                                                4,186          --

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

         The results of operations for the three month period ended December 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2004 or any other period. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Form 10-K for the year ended September 30, 2003.

2.       INVESTMENT SECURITIES

         The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

                                                   December 31, 2003
                                     ----------------------------------------------
                                                   Gross       Gross
                                     Amortized  Unrealized  Unrealized  Approximate
                                       Cost        Gain        Loss     Fair Value
                                     ---------  ----------  ----------  -----------
 Available for Sale:
   U.S. Government and agency bonds
      Less than 1 year               $   3,015    $    2      $   --     $  3,017
      1 to 5 years                      10,000        13         111        9,902
      5 to 10 years                      3,000        --          62        2,938
   Municipal obligations
      Over 10 years                     14,118       447          --       14,565
   Corporate bonds
      1 to 5 years                       5,970       564          --        6,534
      5 to 10 years                        996       126          --        1,122
      Over 10 years                      9,049       227         104        9,172
   Asset-backed securities
      5 to 10 years                      1,615         9          --        1,624
   Mutual funds                         14,009        --          91       13,918
   Preferred stocks                      5,474        15         974        4,515
   Other equity investments              2,876     2,996          --        5,872
                                     ---------    ------      ------     --------
           Total                     $  70,122    $4,399      $1,342     $ 73,179
                                     =========    ======      ======     ========
 Held to Maturity:
   Municipal obligations
      5 to 10 years                  $   2,594    $   26      $   --     $  2,620
      Over 10 years                        667         3          --          670
   Corporate bonds
      Less than 1 year                   1,005        25          --        1,030
      1 to 5 years                       2,042        88          --        2,130
                                     ---------    ------      ------     --------

         Total                       $   6,308    $  142      $   --     $  6,450
                                     =========    ======      ======     ========

                                                  September 30, 2003
                                     ----------------------------------------------
                                                   Gross       Gross
                                     Amortized  Unrealized  Unrealized  Approximate
                                       Cost        Gain        Loss     Fair Value
                                     ---------  ----------  ----------  -----------
Available for Sale:
  U.S. Government and agency bonds
     1 to 5 years                     $13,020     $   35      $  51      $ 13,004
     5 to 10 years                      4,880        139         31         4,988
  Municipal obligations
     Over 10 years                     14,112        503         --        14,615
  Corporate bonds
     1 to 5 years                       5,584        498         --         6,082
     5 to 10 years                      2,932        458         --         3,390
     Over 10 years                      9,051        332        332         9,051
  Asset-backed securities
     5 to 10 years                      1,911         11         --         1,922
  Mutual funds                         14,009         --         57        13,952
  Preferred stocks                      5,474         34        524         4,984
  Other equity investments              3,126      2,586         --         5,712
                                      -------     ------      -----      --------
       Total                          $74,099     $4,596      $ 995      $ 77,700
                                      =======     ======      =====      ========

Held to Maturity:
  Municipal obligations
     5 to 10 years                    $ 1,545     $    5         --      $  1,550
     Over 10 years                      1,715         15         --         1,730
  Corporate bonds
     Less than 1 year                   1,007         23         --         1,030
     1 to 5 years                       2,048         92         --         2,140
                                      -------     ------      -----      -------
       Total                          $ 6,315     $  135         --      $  6,450
                                      =======     ======      =====      ========

3.       MORTGAGE-RELATED SECURITIES

         Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                      December 31, 2003
                                        ----------------------------------------------
                                                      Gross       Gross
                                        Amortized  Unrealized  Unrealized  Approximate
                                          Cost        Gain        Loss     Fair Value
                                        ---------  ----------  ----------  -----------
Available for Sale:
  FHLMC pass-through certificates       $   8,355    $   110      $  33     $   8,432
  FNMA pass-through certificates           48,092        328        195        48,225
  GNMA pass-through certificates           10,800        504         14        11,290
  Collateralized mortgage obligations      52,093        248        331        52,010
                                        ---------    -------      -----     ---------
      Total                             $ 119,340    $ 1,190      $ 573     $ 119,957
                                        =========    =======      =====     =========
Held to Maturity:
  FHLMC pass-through certificates       $   2,426    $    24      $  20     $   2,430
  FNMA pass-through certificates           11,868         97          5        11,960
  Collateralized mortgage obligations         782         --         12           770
                                        ---------    -------      -----     ---------
      Total                             $  15,076    $   121      $  37     $  15,160
                                        =========    =======      =====     =========

                                                    September 30, 2003
                                       ----------------------------------------------
                                                     Gross       Gross
                                       Amortized  Unrealized  Unrealized  Approximate
                                         Cost        Gain        Loss     Fair Value
                                       ---------  ----------  ----------  -----------
Available for Sale:
  FHLMC pass-through certificates      $   6,862    $   126     $  38      $   6,950
  FNMA pass-through certificates          45,740        412       122         46,030
  GNMA pass-through certificates          13,043        596        --         13,639
  Collateralized mortgage obligations     57,961        433       357         58,037
                                       ---------    -------     -----      ---------
      Total                            $ 123,606    $ 1,567     $ 517      $ 124,656
                                       =========    =======     =====      =========

Held to Maturity:
  FHLMC pass-through certificates      $     478    $    22     $  --      $     500
  FNMA pass-through certificates           2,123         40         3          2,160
  Collateralized mortgage obligations        886         14        --            900
                                       ---------    -------     -----      ---------
      Total                            $   3,487    $    76     $   3      $   3,560
                                       =========    =======     =====      =========

4.       LOANS RECEIVABLE

         Loans receivable consist of the following:

                                       December 31   September 30
                                          2003           2003
                                       -----------   ------------
Real estate loans:
     Single-family                     $   165,400   $    166,042
     Construction and land                  30,394         28,975
     Multi-family and commercial            61,906         59,022
     Home equity and lines of credit        37,000         33,459
Consumer loans                               1,495          1,438
Commercial loans                             9,328         10,161
                                       -----------   ------------
     Total loans                           305,523        299,097
Loans in process                           (12,596)       (10,655)
Allowance for loan losses                   (2,017)        (1,986)
Deferred loan fees                             (36)           (35)
                                       -----------   ------------
Loans receivable - net                 $   290,874   $    286,421
                                       ===========   ============

         The following is an analysis of the allowance for loan losses:

                              Three Months Ended
                                 December 31
                              ------------------
                               2003        2002
                              -------    -------
Balance beginning of period   $ 1,986    $ 2,358
Provisions charged to income       75        195
Charge-offs                       (82)       (31)
Recoveries                         38          8
                              -------    -------
Total                         $ 2,017    $ 2,530
                              =======    =======

         At December 31, 2003 and September 30, 2003, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $1,715 and $1,556, respectively. At December 31, 2003, non-performing loans primarily consisted of single-family residential mortgage loans aggregating $1,000 and, to a lesser extent, commercial real estate loans totaling $467.

5.       DEPOSITS

         Deposits consist of the following major classifications:

                                         December 31            September 30
                                            2003                    2003
                                    --------------------    ------------------
                                      Amount     Percent      Amount    Percent
                                      ------     -------      ------    -------
Non-interest bearing                $  20,540      5.9%     $  20,917     5.8%
NOW                                    52,565     15.2         60,221    16.6
Passbook                               47,758     13.8         47,089    13.0
Money market demand                    53,040     15.3         55,889    15.4
Certificates of deposit               172,797     49.8        178,489    49.2
                                    ---------    -----      ---------   -----
Total                               $ 346,700    100.0%     $ 362,605   100.0%
                                    =========    =====      =========   =====

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

         The calculated basic and diluted earnings per share ("EPS") is as follows:

                                                     Three Months Ended
                                                          December 31
                                                  -----------------------
                                                      2003         2002
                                                      ----         ----
Numerator                                         $      743    $      781
Denominators:
   Basic shares outstanding                        1,834,220     1,906,521
   Effect of dilutive securities                     153,630       111,212
                                                  ----------    ---------

   Dilutive shares outstanding                     1,987,850     2,017,733
                                                  ==========    ==========
Earnings per share:
   Basic                                          $     0.40    $     0.41

   Diluted                                        $     0.37    $     0.39

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

                                                                         Three Months Ended
                                                                             December 31
                                                                             -----------
                                                                         2003         2002
                                                                         ----         ----
Net income, as reported                                                  $ 743        $ 781

Less:   Total stock-based employee compensation expense
        determined under fair value method for all
        options, net of tax                                                  5           18
                                                                         -----        -----

Pro forma net income                                                     $ 738        $ 763
                                                                         =====        =====

Earnings per share:

   Basic - as reported                                                   $0.40        $0.41

   Basic - pro forma                                                     $0.40        $0.40

   Diluted - as reported                                                 $0.37        $0.39

   Diluted - pro forma                                                   $0.37        $0.38

8.       RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB issued a revision of FIN 46 (FIN 46(R)). The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has participated in the issue of trust preferred securities through trusts established for such purpose. These trusts are subject to the requirements of FIN No. 46 and FIN No. 46(R). Effective December 31, 2003, the Company adopted this statement requiring the Company to deconsolidate the trust preferred security trusts. The Company previously classified its trust preferred securities after total liabilities and before stockholders' equity on the Consolidated Statement of Financial Condition. Under the provisions of FIN No. 46 and FIN No. 46(R), these securities were reclassified as borrowed funds effective December 31, 2003. Additionally, the related dividends were reclassified from non-interest expense and included in interest expense in the Consolidated Statement of Income. Reclassifications of prior period amounts were made to conform to this presentation. The adoption of FIN No. 46 and FIN No. 46(R) did not have a material impact on the Company's financial statements. However, the effect of reclassifying dividends from non-interest expense decreased the Company's net interest margin for the first quarter of 2004 by approximately 32 basis points from 2.62% to 2.30%.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that certain financial instruments, which previously could be designated as equity, now be classified as liabilities on the balance sheet. The adoption of SFAS No. 150 did not have a material impact on the Company's financial statements.

         In December 2003, the FASB Emerging Issues Task Force reached consensus on several issues being addressed in EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objectives of EITF 03-1 is to provide guidance on other-than-temporary impairment and its application to debt and marketable equity securities. The EITF reached consensus requiring disclosures, tabular and narrative, that will provide sufficient information to provide an understanding of the circumstances leading to management's conclusion that the impairments are not other-than-temporary. The requirements apply only to annual financial statements for fiscal years ending after December 15, 2003. The Company will apply the disclosure requirements to its annual financial statements for the fiscal year ending September 30, 2004. The Company does not anticipate this requirement will have a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q includes certain "forward-looking statements" based on management's current expectations and beliefs. The Company's actual results could differ materially, as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, from management's expectations. Such forward-looking statements include statements regarding management's current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Company's control. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, availability and cost of energy resources and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees.

The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2003 AND SEPTEMBER 30, 2003

Total assets of the Company decreased slightly $3.6 million from $559.6 million at September 30, 2003 to $556.0 million at December 31, 2003. Mortgage-related securities held to maturity increased to $15.1 million from $3.5 million at September 30, 2003 mainly due to the Company's strategy to reinvest the cash flows from the loan and securities portfolio into the held to maturity portfolio in order to minimize price volatility in the future as rates increase as the Company expects they will. Loans receivable increased $4.5 million, or 1.6%, from $286.4 million to $290.9 million at September 30, 2003 reflecting the Company's strategy in increasing its investment in higher yielding assets. The increase in loans receivable was in commercial real estate loans and home equity loans partially offset by decreases in single-family residential loans. Loans held for sale decreased $4.2 million due to management's reevaluation of the Company's asset liability position and decision to retain $4.2 million of the loans originally intended to be sold in the secondary market instead in its residential loan portfolio.

Deposits decreased $15.9 million, or 4.4%, from $362.6 million at September 30, 2003 to $346.7 million at December 31, 2003. The decrease resulted from decreases of $10.2 million, or 5.6%, in core deposits (which consist of passbook, money market, NOW and non-interest bearing accounts) combined with a decrease of $5.7 million, or 3.2%, in certificates of deposit. The decrease in deposits resulted from declines in deposit accounts maintained by title insurance companies due to a decrease in refinancing activity combined with higher rates being offered by local competition. Due to the decrease in deposits, borrowings increased $13.8 million, or 10.2%, in overnight advances with the FHLB.

Stockholders' equity decreased $952,000 to $31.4 million primarily due to the Company repurchasing 40,200 shares of stock during the first quarter of fiscal 2004 combined with dividend payments of $208,000 partially offset by net income of $743,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

NET INCOME.

Net income was $743,000 for the three months ended December 31, 2003 as compared to $781,000 for the same period in 2002. The $38,000, or 4.9%, decrease in net income for the three months ended December 31, 2003 was primarily due to a $185,000 decrease in net interest income combined with a $423,000 increase in non-interest expense partially offset by a $440,000 increase in non-interest income along with a $120,000 decrease in provision for loan losses.

NET INTEREST INCOME.

Net interest income decreased $185,000, or 6.0%, to $2.9 million for the three months ended December 31, 2003 as compared to the same period in 2002. The decrease was primarily due to a $581,000, or 8.1%, decrease in interest income which was partially offset by a $396,000, or 9.6%, decrease in interest expense as compared to the 2002 period. The $581,000 decrease in interest income was primarily due to a 85 basis point (on a fully tax equivalent basis) decrease in the weighted yield earned on the Company's interest-earning assets, partially offset by a $34.5 million, or 7.1%, increase in the average balance of such assets. The $396,000 decrease in interest expense was primarily due to a 56 basis point decrease in the weighted average rate paid on interest-bearing liabilities offset, in part, by an increase of $37.7 million, or 7.9%, in the average balance of such liabilities for the three months ended December 31, 2003, as compared to the same period in 2002.

The interest rate spread and net interest margin, on a fully tax equivalent basis, were 2.28% and 2.30%, respectively, for the three months ended December 31, 2003 as compared to 2.57% and 2.62%, respectively, for the same period in 2002.

The Company's adoption of SFAS 150 required the Company to reclassify $21.6 million of trust preferred securities from the mezzanine section of the Consolidated Statement of Condition to borrowed funds. The dividends paid on these financial instruments, previously classified as non-interest expense, were reclassified as interest expense adversely impacting the net interest margin by 31 and 35 basis points for the quarters ended December 31, 2003 and 2002, respectively.

The following table presents the average balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three months ended December 31, 2003 and 2002. The adjustment of tax exempt securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information. Management believes that it is a standard practice in the banking industry to present net interest margin, net interest rate spread and net interest income on a fully tax equivalent basis when a significant proportion of interest-earning assets are tax-free. Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons. A GAAP reconciliation is included below.

                                                                      FOR THE THREE MONTHS ENDED
                                                   ---------------------------------------------------------------
                                                           DECEMBER 31, 2003               DECEMBER 31, 2002
                                                   ---------------------------------------------------------------
                                                                          Average                          Average
                                                    Average               Yield/    Average                Yield/
(Dollars in thousands)                              Balance    Interest    Cost     Balance    Interest     Cost
                                                   ---------   --------   ------   ---------   --------    -------
Interest-earning assets:
   Loans receivable(1)(2)                          $ 290,683   $  4,445     6.12%  $ 290,158   $  5,050      6.96%
   Mortgage-related securities(2)                    127,640      1,229     3.85      92,282      1,110      4.81
   Investment securities(2)                           90,407      1,040     4.60      83,623      1,110      5.31
   Other interest-earning assets                      12,268         18     0.58      20,399         56      1.10
                                                   ---------   --------            ---------   --------

      Total interest-earning assets                  520,998   $  6,732     5.17     486,462   $  7,326      6.02
                                                   ---------   --------   ------   ---------   --------    ------
Non-interest-earning assets                           36,724                          29,973
                                                   ---------                       ---------
   Total assets                                    $ 557,722                       $ 516,435
                                                   =========                       =========
Interest-bearing liabilities:
   Deposits                                        $ 352,429   $  1,588     1.80   $ 331,802   $  1,967      2.37
   FHLB advances and other borrowings                143,540      1,739     4.85     126,395      1,740      5.52
Trust preferred securities                            21,590        413     7.65      21,626        429      7.93
                                                   ---------   --------            ---------   --------
      Total interest-bearing liabilities             517,559      3,740     2.89     479,823      4,136      3.45
                                                   ---------   --------   ------   ---------   --------    ------

Interest rate spread                                                        2.28%                            2.57%
                                                                          ======                           ======
Non-interest-bearing liabilities                       8,505                           4,043
                                                   ---------                       ---------
   Total liabilities                                 526,064                         483,866
Stockholders' equity                                  31,658                          32,569
                                                   =========                       =========

Total liabilities and stockholders' equity         $ 557,722                       $ 516,435
                                                   =========                       =========
Net interest-earning assets                        $   3,439                       $   6,639
                                                   =========                       =========
Net interest income                                            $  2,992                        $  3,190
                                                               ========                        ========
Net interest margin(3)                                                      2.30%                            2.62%
                                                                          ======                           ======
Ratio of average interest-earning assets
to average interest-bearing liabilities                                   100.66%                          101.38%
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

                                                          FOR THE THREE MONTHS ENDED
                                                ------------------------------------------------
                                                  DECEMBER 31, 2003         DECEMBER 31, 2002
                                                ------------------------------------------------
                                                             AVERAGE                   AVERAGE
(Dollars in thousands)                          INTEREST    YIELD/COST    INTEREST    YIELD/COST
                                                --------    ----------    --------    ----------
Investment securities - nontaxable              $    944      4.18%       $  1,001       4.79%
Tax equivalent adjustments                            96                       109
                                                --------                  --------
Investment securities - nontaxable to a
   taxable equivalent yield                     $  1,040      4.60%       $  1,110       5.31%
                                                ========                  ========
Net interest income                             $  2,896                  $  3,081
Tax equivalent adjustment                             96                       109
                                                --------                  --------
Net interest income, tax equivalent             $  2,992                  $  3,190
                                                ========                  ========
Net interest rate spread, no tax  adjustment                  2.20%                      2.48%
Net interest margin, no tax adjustment                        2.22%                      2.53%

PROVISION FOR LOAN LOSSES.

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management's analysis includes consideration of the Company's historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the amount of the Company's primary market area, and other factors related to the collectibility of the Company's loan and loans held for sale portfolios. For the three months ended December 31, 2003 and 2002, the provision for loan losses amounted to $75,000 and $195,000, respectively. The decrease in provision for loan loss was primarily due to the decrease in non-performing assets from December 31, 2002.

At December 31, 2003, non-performing assets increased slightly to $3.1 million, or .56%, of total assets, from $3.0 million at September 30, 2003. The coverage ratio, which is the ratio of the allowance for loan losses to non-performing assets, was 64.3% and 66.7% at December 31, 2003 and September 30, 2003, respectively. Included in non-performing assets is $1.4 million of real estate owned consisting primarily of a $1.1 commercial real estate property. The Bank owns a 25% participation interest in an 18-hole golf course and a golf house located in Avondale, Pennsylvania. The golf facility is fully operational and continues to generate revenues. However, in connection with the operations of the facility, the Company has incurred its representative share of expenses totaling of approximately $75,000 for the three months ended December 31, 2003. Management believes that the Company will continue to incur expenses in the upcoming quarters in connection with the operation of the golf facility. The Bank's participation interest in a non-performing commercial real estate loan totaling $320,000 was paid off during the quarter.

Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

NON-INTEREST INCOME.

Non-interest income increased $440,000 or 70.5% to $1.1 million for the three months ended December 31, 2003 as compared to the same period in 2002. The increase for the three months ended December 31, 2003 was primarily due to a $394,000 increase on the gain on sales of investment securities resulting from taking advantage of market conditions, including a favorable tender offer for a corporate security. The Company also experienced a $118,000 increase in the cash surrender value of certain insurance policies held by the Bank to fund retirement benefits with a corresponding increase in expenses providing for retirement benefits. In addition, the Company had a $74,000 increase in other income. These increases were partially offset by a $129,000 decrease in the gain on sale of loans resulting from the significant slowdown in refinancing activity.

NON-INTEREST EXPENSE.

Non-interest expense increased $423,000 or 16.9% during the three months ended December 31, 2003 compared to the same period in 2002. The increase was primarily due to increases of $374,000, $82,000, and $19,000 in compensation and employee benefits, real estate operations and occupancy and equipment expenses, respectively, partially offset by a $36,000 decrease in other non-interest expense.

A majority of the increase in compensation and employee benefits reflected increases in pension benefits, employee stock ownership expense and higher employee medical costs. The increase in real estate operations was primarily due to expenses related to a commercial property, as previously discussed. Management believes that the Company will continue to incur expenses in the upcoming quarters with the operation of the golf facility.

INCOME TAX EXPENSE.

Income tax expense decreased $10,000 to $209,000 during the three months ended December 31, 2003 as compared to the same period in 2002. The decrease reflected the decrease in income before income taxes as compared to the same period in 2002.

CRITICAL ACCOUNTING POLICIES.

The Company has identified the evaluation of the allowance for loan losses as a critical accounting estimate where amounts are sensitive to material variation. Critical accounting estimates are significantly affected by management judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. The allowance for loan losses is considered a critical accounting estimate because there is a large degree of judgment in (i) assigning individual loans to specific risk levels (pass, special mention, substandard, doubtful and loss), (ii) valuing the underlying collateral securing the loans, (iii) determining the appropriate reserve factor to be applied to specific risk levels for criticized and classified loans (special mention, substandard, doubtful and loss) and (iv) determining reserve factors to be applied to pass loans based upon loan type. To the extent that loans change risk levels, collateral values change or reserve factors change, the Company may need to adjust its provision for loan losses which would impact earnings.

Management has discussed the development and selection of this critical accounting estimate with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company's disclosure relating to it in this Management's Discussion and Analysis.

Management believes the allowance for loan losses at December 31, 2003 was at a level to cover the known and inherent losses in the portfolio that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. Management reviews the allowance for loan losses not less than quarterly.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At December 31, 2003, the Company had short-term borrowings (due within one year or currently callable by the Federal Home Loan Bank ("FHLB")) outstanding of $121.8 million, all of which consisted of advances from the FHLB of Pittsburgh.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to fund maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At December 31, 2003, total approved loan commitments outstanding amounted to $3.9 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $31.4 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2003 totaled $110.5 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

As of December 31, 2003, the Bank had regulatory capital which was in excess of applicable requirements. The Bank is required under applicable federal banking regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital to at least 8.0% of its risk-weighted assets. At December 31, 2003, the Bank had tangible capital and core capital equal to 8.1% of adjusted total assets and total capital equal to 15.1% of risk-weighted assets.

INVESTMENT SECURITIES.

At December 31, 2003, the Company's investment securities available for sale portfolio, including short-term investments, were carried at a fair value of $73.2 million and had an amortized cost of $70.1 million. The average credit quality on the portfolio is AA. The net unrealized gain on its investment assets at September 30, 2003 was $3.1 million, or 4.4% of the amortized cost basis. The net unrealized gain included gross unrealized gains of $4.4 million and gross unrealized losses of $1.3 million.

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

Ten securities in portfolio have been in an unrealized loss position for a substantial period of time. Nine of these securities have an unrealized loss of less than $369,000 and/or less than 4.0% of their amortized cost. These nine securities have an average unrealized loss per security of approximately $41,000 and have fair values at September 30, 2003 that are 96% or more of the amortized cost basis. There is only one security with an unrealized loss of approximately $975,000 at December 31, 2003 with a market value of $4.0 million and a cost of $5.0 million. The security is an equity security and is rated AAA. The Company has no current plans to dispose of this security.

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

Based on our evaluation as of December 31, 2003, the Company determined the declines in market value of securities of these ten securities were temporary. The Company will continue to review these securities and evaluate the temporary nature of the impairment on a quarterly basis.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's asset and liability management policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's Form 10-K for the year ended September 30, 2003.

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

The interest rate risk measures used by the OTS include an "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure". The "Post-Shock" NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low "Post-Shock" NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The "Sensitivity Measure" is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following sets forth the Bank's NPV as of December 31, 2003.

                                        NET PORTFOLIO VALUE
                                      (Dollars in thousands)
-------------------------------------------------------------------------------------------------------
 Changes in                                                                    Net
  Rates in                         Dollar          Percentage           Portfolio Value As
Basis Points        Amount         Change            Change               a % of Assets          Change
-------------------------------------------------------------------------------------------------------
    300            $29,203        $(22,189)         (43.18)%                  5.48%             (354)bp
    200             37,912         (13,480)         (26.23)                   6.95              (207)bp
    100             45,691          (5,701)         (11.09)                   8.19               (83)bp
      0             51,392              --              --                    9.02                --
   (100)            50,874            (518)          (1.01)                   8.83               (19)bp

As of December 31, 2003, the Company's NPV was $51.4 million or 9.02% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $37.9 million or 6.95% of the market value of assets. The change in the NPV ratio or the Company's sensitivity measure was (2.07)%.

As of September 30, 2003, the Company's NPV was $47.1 million or 8.24% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $34.0 million or 6.22% of the market value of assets. The change in the NPV ratio or the Company's sensitivity measure was (2.02)%.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II         OTHER INFORMATION

Item 1.  Legal Proceedings

         No material changes have occurred with respect to the legal proceedings previously disclosed in Item 3 of the Company's Form 10-K for the year ended September 30, 2003.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         On January 28, 2004, the Annual Meeting of Stockholders of the Company was held to elect management's nominees for director and to ratify the appointment of the Company's independent auditors. No other nominations for directors were submitted. With respect to the election of directors, the results were as follows:

                                Votes
                      -------------------------
      Nominee            For           Withheld
-------------------   ---------        --------
Bruce C. Hendrixson   1,761,498         1,717
Thomas M. Kelly       1,761,652         1,563

         With respect to the ratification of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending September 30, 2004, the results were as follows: 1,757,398 votes for, 5,760 votes against and 56 votes abstaining.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) List of Exhibits

Exhibit                                Description
-------  -----------------------------------------------------------------------
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

 32.1    Certification of Chief Executive Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

 32.2    Certification of Chief Financial Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

         (b) Reports on Form 8-K

    Date                                Item and Description
----------        -------------------------------------------------------------
11/14/2003        Item 12. On November 12, 2003, the Company issued a press
                  release reporting its earnings for the quarter and year ended
                  September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FIRST KEYSTONE FINANCIAL, INC.

Date: February 13, 2004                  By: /s/ Donald S. Guthrie
                                            ------------------------------------
                                         Donald S. Guthrie
                                         Chairman and Chief Executive Officer

Date: February 13, 2004                  By: /s/ Rose M. DiMarco
                                            ------------------------------------
                                         Rose M. DiMarco
                                         Chief Financial Officer