Form 10-Q
period 2004-03-31
FIRST KEYSTONE FINANCIAL INC
filed 2004-05-17
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from               to
                                      -------------    ----------------

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

Number of shares of Common Stock outstanding as of May 10, 2004: 1,925,171

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                                                   PAGE
                                                                                                   ----
PART I         FINANCIAL INFORMATION:

     Item 1.   Financial Statements

               Unaudited Consolidated Statements of Financial Condition as of
               March 31, 2004 and September 30, 2003                                                 1

               Unaudited Consolidated Statements of Income for the Three and Six
               Months Ended March 31, 2004 and 2003                                                  2

               Unaudited Consolidated Statement of Changes in Stockholders' Equity
               for the Six Months Ended March 31, 2004                                               3

               Unaudited Consolidated Statements of Cash Flows for the Six Months
               Ended March 31, 2004 and 2003                                                         4

               Notes to Unaudited Consolidated Financial Statements                                  5

     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                11

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk                           18

     Item 4.   Disclosure Controls and Procedures                                                   19

PART II        OTHER INFORMATION

     Item 1.        Legal Proceedings                                                               20

     Item 2.        Changes in Securities, Use of Proceeds and Issuer Purchases of
                    Equity Securities                                                               20

     Item 3.        Defaults Upon Senior Securities                                                 20

     Item 4.        Submission of Matters to a Vote of Security Holders                             20

     Item 5.        Other Information                                                               20

     Item 6.        Exhibits and Reports on Form 8-K                                                21

     SIGNATURES                                                                                     22

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share amounts)

                                                                                         March 31,      September 30,
                                                                                           2004             2003
                                                                                         ---------      -------------
ASSETS

Cash and amounts due from depository institutions                                        $  9,243         $ 10,439
Interest-bearing deposits with depository institutions                                     15,455           10,751
                                                                                         --------         --------
        Total cash and cash equivalents                                                    24,698           21,190
Investment securities available for sale                                                   67,861           77,700
Mortgage-related securities available for sale                                            112,846          124,656
Loans held for sale                                                                           485            4,498
Investment securities held to maturity- at amortized cost
    (approximate fair value of $6,464 at March 31, 2004                                     6,301            6,315
     and $6,450 at September 30, 2003

Mortgage-related securities held to maturity - at amortized cost (approximate fair value of $28,782 at March 31, 2004
     and $3,560 at September 30, 2003)                                                     28,590            3,487
Loans receivable (net of allowance for loan loss of $2,084 at March 31, 2004
    and $1,986 at September 30, 2003)                                                     293,425          286,421
Accrued interest receivable                                                                 2,585            2,654
Real estate owned                                                                           1,345            1,420
Federal Home Loan Bank stock - at cost                                                      8,783            8,294
Office properties and equipment, net                                                        3,592            3,427
Cash surrender value of life insurance                                                     15,849           15,365
Prepaid expenses and other assets                                                           4,397            4,185
                                                                                         --------         --------

TOTAL ASSETS                                                                             $570,757         $559,612
                                                                                         ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

    Deposits                                                                             $352,956         $362,605
    Advances from Federal Home Loan Bank and other borrowings                             153,278          136,272
    Junior subordinated debentures                                                         21,575           21,593
    Accrued interest payable                                                                1,070            1,111
    Advances from borrowers for taxes and insurance                                         1,920              958
    Deferred income taxes                                                                     709              581
    Accounts payable and accrued expenses                                                   6,158            4,104
                                                                                         --------         --------

         Total liabilities                                                                537,666          527,224
                                                                                         --------         --------

Stockholders' Equity:

    Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
    Common stock, $.01 par value, 20,000,000 shares authorized; issued and outstanding: 1,924,871 shares at March 31, 2004 and
       1,925,337 shares at September 30, 2003                                                  14               14
    Additional paid-in capital                                                             13,480           13,443
    Employee stock ownership plan                                                            (796)            (830)
    Treasury stock at cost: 787,685 shares at March 31, 2004 and 787,219 shares
        at September 30, 2003                                                             (11,946)         (11,378)
    Accumulated other comprehensive income                                                  3,319            3,069
    Retained earnings - partially restricted                                               29,020           28,070
                                                                                         --------         --------

         Total stockholders' equity                                                        33,091           32,388
                                                                                         --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $570,757         $559,612
                                                                                         ========         ========

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

                                                                     Three months ended           Six months ended
                                                                         March 31,                    March 31,
                                                                     -----------------            -----------------
                                                                      2004       2003               2004      2003
                                                                     ------     ------            -------   -------
INTEREST INCOME:
    Interest on:
        Loans                                                        $4,378     $4,783            $ 8,823   $ 9,834
        Mortgage-related securities                                   1,296      1,192              2,525     2,302
        Investment securities:
           Taxable                                                      474        596              1,141     1,202
           Tax-Exempt                                                   222        275                435       575
           Dividends                                                     52         97                116       192
        Interest-bearing deposits                                        17         30                 35        85
                                                                     ------     ------            -------   -------
           Total interest income                                      6,439      6,973             13,075    14,190
                                                                     ------     ------            -------   -------
INTEREST EXPENSE:
    Interest on:
        Deposits                                                      1,489      1,866              3,076     3,833
        Federal Home Loan Bank advances and other borrowings          1,762      1,707              3,502     3,448
        Junior subordinated debentures                                  415        418                828       847
                                                                     ------     ------            -------   -------
           Total interest expense                                     3,666      3,991              7,406     8,128
                                                                     ------     ------            -------   -------
NET INTEREST INCOME                                                   2,773      2,982              5,669     6,062

PROVISION FOR LOAN LOSSES                                                75        195                150       390
                                                                     ------     ------            -------   -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   2,698      2,787              5,519     5,672
                                                                     ------     ------            -------   -------

NON-INTEREST INCOME:
    Service charges and other fees                                      258        242                525       514
    Net gain on sales of:
        Loans held for sale                                              25         75                 32       212
        Investment and mortgage-related securities                    1,060         39              1,465        50
    Increase in cash surrender value                                    196        166                326       333
    Other income                                                        630         29                885        67
                                                                     ------     ------            -------   -------
           Total non-interest income                                  2,169        551              3,233     1,176
                                                                     ------     ------            -------   -------
NON-INTEREST EXPENSE:
    Salaries and employee benefits                                    2,586      1,236              4,116     2,392
    Occupancy and equipment                                             320        328                625       613
    Professional fees                                                   253        149                484       364
    Federal deposit insurance premium                                    14         14                 27        28
    Data processing                                                     125        128                236       248
    Advertising                                                          83         78                182       198
    Net cost of operation of other real estate                           90         17                178        22
    Other                                                               623        557              1,180     1,152
                                                                     ------     ------            -------   -------
           Total non-interest expense                                 4,094      2,507              7,028     5,017
                                                                     ------     ------            -------   -------
INCOME BEFORE INCOME TAX EXPENSE                                        773        831              1,724     1,831

INCOME TAX EXPENSE                                                      146        138                355       357
                                                                     ------     ------            -------   -------
NET INCOME                                                           $  627     $  693            $ 1,369   $ 1,474
                                                                     ======     ======            =======   =======
BASIC EARNINGS PER COMMON SHARE                                      $ 0.34     $ 0.36            $  0.75   $  0.77
                                                                     ======     ======            =======   =======
DILUTED EARNINGS PER COMMON SHARE                                    $ 0.32     $ 0.34            $  0.70   $  0.73
                                                                     ======     ======            =======   =======

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (dollars in thousands)

                                                                     Employee                Accumulated    Retained
                                                         Additional    stock                    other       earnings-      Total
                                               Common     paid-in    ownership   Treasury   comprehensive   partially  stockholders'
                                               stock      capital      plan       stock        income      restricted      equity
                                              --------   ----------  ---------   --------   -------------  ----------  -------------
BALANCE AT OCTOBER 1, 2003                    $     14    $ 13,443   $   (830)   $(11,378)    $  3,069      $ 28,070     $ 32,388
Net income                                          --          --         --          --           --         1,369        1,369
Other comprehensive income, net of tax:
   Net unrealized gain on securities
     net of reclassification adjustment(1)          --          --         --          --          250            --          250
                                              --------    --------   --------    --------     --------      --------     --------

Comprehensive income                                --          --         --          --           --            --        1,619
                                              --------    --------   --------    --------     --------      --------     --------

Common stock acquired by stock benefit plans        --          --       (172)         --           --            --         (172)
ESOP stock committed to be released                 --          --        206          --           --            --          206
Excess of fair value above cost of
   ESOP shares committed to be released             --         395         --          --           --            --          395
Purchase of treasury stock                          --          --         --      (1,339)          --            --       (1,339)

Exercise of stock options                           --        (358)        --         771           --            --          413
Dividends - $.22 per share                          --          --         --          --           --          (419)        (419)
                                              --------    --------   --------    --------     --------      --------     --------
BALANCE AT MARCH 31, 2004                     $     14    $ 13,480   $   (796)   $(11,946)    $  3,319      $ 29,020     $ 33,091
                                              ========    ========   ========    ========     ========      ========     ========

(1) Disclosure of reclassification amount, net of tax for the six months ended March 31, 2004:

Net unrealized appreciation arising during the period                     $1,217
Less: reclassification adjustment for net gains included in net income
      (net of tax of $498)                                                   967
                                                                          ------
Net unrealized gain on securities                                         $  250
                                                                          ======

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                                                       Six months ended
                                                                                                            March 31,
                                                                                                     ---------------------
                                                                                                       2004         2003
                                                                                                     --------     --------
OPERATING ACTIVITIES:
    Net income                                                                                       $  1,369     $  1,474
    Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Provision for depreciation and amortization                                                         235          210
      Amortization of premiums and discounts                                                              196          309
      Increase in cash surrender value of life insurance                                                 (484)        (371)
      (Gain) loss on sales of:
         Loans held for sale                                                                              (32)        (212)
         Investment securities                                                                         (1,465)         (50)
         Mortgage-related securities                                                                        4           --
         Real estate owned                                                                                 --            1
      Provision for loan losses                                                                           150          390
      Amortization of employee stock ownership plan                                                       601          173
      Changes in assets and liabilities which provided (used) cash:
         Origination of loans held for sale                                                            (5,105)     (13,621)
         Loans sold in the secondary market                                                             4,935       13,592
         Accrued interest receivable                                                                       69           39
         Prepaid expenses and other assets                                                               (212)         (21)
         Accrued interest payable                                                                         (41)        (136)
         Accrued expenses                                                                               2,054       (2,970)
                                                                                                     --------     --------
             Net cash provided by (used in) operating activities                                        2,274       (1,193)
                                                                                                     --------     --------

INVESTING ACTIVITIES:
    Loans originated                                                                                  (61,244)     (71,742)
    Purchases of:
      Mortgage-related securities available for sale                                                   (9,076)     (77,276)
      Investment securities available for sale                                                         (3,668)      (6,998)
      Mortgage-related securities held to maturity                                                    (26,221)      (3,069)
    Purchase of FHLB stock                                                                               (489)      (1,200)
    Proceeds from sales of real estate owned                                                              137          150
    Proceeds from sales of investment and mortgage-related securities                                   9,464        6,543
    Principal collected on loans                                                                       58,359       71,600
    Proceeds from maturities, calls, or repayments of:
      Investment securities available for sale                                                          7,063       10,453
      Mortgage-related securities available for sale                                                   19,403       35,524
      Mortgage-related securities held to maturity                                                      1,104        3,972
    Purchase of property and equipment                                                                   (400)         (92)
                                                                                                     --------     --------
             Net cash used in investing activities                                                     (5,568)     (32,135)
                                                                                                     --------     --------

FINANCING ACTIVITIES:
    Net (decrease) increase in deposit accounts                                                        (9,649)      15,478
    Net increase in FHLB advances                                                                      17,006       11,283
    Common stock acquired by stock benefit plan                                                          (172)          --
    Net increase in advances from borrowers for taxes and insurance                                       962        1,240
    Exercise of stock options                                                                             413          182
    Purchase of treasury stock                                                                         (1,339)      (1,009)
    Cash dividend                                                                                        (419)        (400)
                                                                                                     --------     --------
             Net cash provided by financing activities                                                  6,802       26,774
                                                                                                     --------     --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                        3,508       (6,554)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                       21,190       24,623
                                                                                                     --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                           $ 24,698     $ 18,069
                                                                                                     ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest on deposits and borrowings                                            $  7,447     $  8,264
    Transfer of loans held for sale to loan portfolio                                                   4,186           --
    Transfers of loans receivable into real estate owned                                                   43          231
    Cash payments of income taxes                                                                         130          450

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

      The results of operations for the three and six month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2004 or any other period. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Form 10-K for the year ended September 30, 2003.

2.    INVESTMENT SECURITIES

      The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

                                                                     March 31, 2004
                                                 ------------------------------------------------------
                                                                  Gross         Gross
                                                 Amortized     Unrealized     Unrealized    Approximate
                                                    Cost          Gain           Loss       Fair Value
                                                 ---------     ----------     ----------    -----------
Available for Sale:
  U.S. Government and agency bonds
     Less than 1 year                             $ 3,010        $    3         $   --        $ 3,013
     1 to 5 years                                  10,000            16             15         10,001
     5 to 10 years                                  3,000            15             --          3,015
  Municipal obligations
     Over 10 years                                 12,515           483             --         12,998
  Corporate bonds
     1 to 5 years                                   5,970           650             --          6,620
     5 to 10 years                                    997           155             --          1,152
     Over 10 years                                  6,135           492             --          6,627
  Asset-backed securities
     5 to 10 years                                  1,452             8             --          1,460
  Mutual funds                                     14,009            --             49         13,960
  Preferred stocks                                  5,474            --            824          4,650
  Other equity investments                          1,755         2,610             --          4,365
                                                  -------        ------         ------        -------

          Total                                   $64,317        $4,432         $  888        $67,861
                                                  =======        ======         ======        =======
Held to Maturity:
  Municipal obligations
     5 to 10 years                                $ 2,594        $   57         $   --        $ 2,651
     Over 10 years                                    667            10             --            677
  Corporate bonds
     Less than 1 year                               2,007            58             --          2,065
     1 to 5 years                                   1,033            38             --          1,071
                                                  -------        ------         ------        -------
        Total                                     $ 6,301        $  163         $   --        $ 6,464
                                                  =======        ======         ======        =======

The table below sets forth investment securities which have an unrealized loss position as of March 31, 2004.

                                Less than 12 Months     12 Months or Longer           Total
                               --------------------    --------------------    --------------------
                                Fair     Unrealized     Fair     Unrealized     Fair     Unrealized
                               Value       Losses      Value       Losses      Value       Losses
                               ------      ------      ------      ------      ------      ------
U.S. Government and
Agency Bonds                   $3,991      $(64)       $   --      $  --       $3,991      $ (64)

Preferred Securities               --        --         4,128       (824)       4,128       (824)
                               ------      ----        ------      -----       ------      -----
Total                          $3,991      $(64)       $4,128      $(824)      $8,119      $(888)
                               ======      ====        ======      =====       ======      =====

For all securities that are in an unrealized loss position for an extended period of time, we perform an evaluation of the specific events attributable to the market decline of the security. We consider the length of time and extent to which the security's market value has been below cost as well as the general market conditions, industry characteristics and the fundamental operating results of the issuer to determine if the decline is due to changes in interest rates, changes relating to a decline in credit quality of the issuer, or general market conditions. We also consider as part of the evaluation our intent and ability to hold the security until its market value has recovered to a level at least equal to the amortized cost. Where we determine that a security's unrealized loss is other than temporary, a realized loss is recognized in the period in which the decline in value is determined to be other than temporary.

                                                                  September 30, 2003
                                               --------------------------------------------------------
                                                                 Gross            Gross
                                               Amortized       Unrealized      Unrealized   Approximate
                                                  Cost            Gain            Loss      Fair Value
                                               ---------       ----------      ----------   ----------
Available for Sale:
  U.S. Government and agency bonds
     1 to 5 years                               $13,020          $   35           $ 51        $13,004
     5 to 10 years                                4,880             139             31          4,988
  Municipal obligations
     Over 10 years                               14,112             503             --         14,615
  Corporate bonds
     1 to 5 years                                 5,584             498             --          6,082
     5 to 10 years                                2,932             458             --          3,390
     Over 10 years                                9,051             332            332          9,051
  Asset-backed securities
     5 to 10 years                                1,911              11             --          1,922
  Mutual funds                                   14,009              --             57         13,952
  Preferred stocks                                5,474              34            524          4,984
  Other equity investments                        3,126           2,586             --          5,712
                                                -------          ------           ----        -------

       Total                                    $74,099          $4,596           $995        $77,700
                                                =======          ======           ====        =======

Held to Maturity:
  Municipal obligations

     5 to 10 years                              $ 1,545          $    5           $ --        $ 1,550
     Over 10 years                                1,715              15             --          1,730
  Corporate bonds
     Less than 1 year                             1,007              23             --          1,030
     1 to 5 years                                 2,048              92             --          2,140
                                                -------          ------           ----        -------

       Total                                    $ 6,315          $  135           $ --        $ 6,450
                                                =======          ======           ====        =======

3.    MORTGAGE-RELATED SECURITIES

      Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                                   March 31, 2004
                                                 ------------------------------------------------------
                                                                Gross         Gross
                                                 Amortized    Unrealized    Unrealized      Approximate
                                                    Cost         Gain          Loss         Fair Value
                                                 --------     ----------    ----------      -----------
Available for Sale:
    FHLMC pass-through certificates              $  7,924       $  156         $ 18          $  8,062
    FNMA pass-through certificates                 47,817          593          118            48,292
    GNMA pass-through certificates                  7,849          441           --             8,290
    Collateralized mortgage obligations            47,772          521           91            48,202
                                                 --------       ------         ----          --------
        Total                                    $111,362       $1,711         $227          $112,846
                                                 ========       ======         ====          ========

Held to Maturity:
    FHLMC pass-through certificates              $ 10,441       $   49         $  5          $ 10,485
    FNMA pass-through certificates                 17,457          147            5            17,599
    Collateralized mortgage obligations               692            6           --               698
                                                 --------       ------         ----          --------
        Total                                    $ 28,590       $  202         $ 10          $ 28,782
                                                 ========       ======         ====          ========

The table below sets forth mortgage-related securities which have an unrealized loss position as of March 31, 2004.

                   Less than 12 Months       12 Months or Longer             Total
                  ---------------------     ---------------------    ---------------------
                   Fair      Unrealized      Fair      Unrealized      Fair     Unrealized
                   Value       Losses        Value       Losses       Value       Losses
                  -------    ----------     -------    ----------    -------    ----------
Pass-through
  certificates    $ 9,203    $     (146)    $    --    $       --    $ 9,203    $     (146)
Collateralized
  mortgage
  obligations      11,898           (91)         --            --     11,898           (91)
                  -------    ----------     -------    ----------    -------    ----------

Total             $21,101    $     (237)    $    --    $       --    $21,101    $     (237)
                  =======    ==========     =======    ==========    =======    ==========

                                                            September 30, 2003
                                           ----------------------------------------------------
                                                          Gross          Gross
                                           Amortized    Unrealized    Unrealized    Approximate
                                              Cost         Gain          Loss       Fair Value
                                           ---------    ----------    ----------    -----------
Available for Sale:
    FHLMC pass-through certificates        $   6,862    $      126    $       38    $     6,950
    FNMA pass-through certificates            45,740           412           122         46,030
    GNMA pass-through certificates            13,043           596            --         13,639
    Collateralized mortgage obligations       57,961           433           357         58,037
                                           ---------    ----------    ----------    -----------
        Total                              $ 123,606    $    1,567    $      517    $   124,656
                                           =========    ==========    ==========    ===========

Held to Maturity:
    FHLMC pass-through certificates        $     478    $       22    $       --    $       500
    FNMA pass-through certificates             2,123            40             3          2,160
    Collateralized mortgage obligations          886            14            --            900
                                           ---------    ----------    ----------    -----------
        Total                              $   3,487    $       76    $        3    $     3,560
                                           =========    ==========    ==========    ===========

4.    LOANS RECEIVABLE

      Loans receivable consist of the following:

                                        March 31,     September 30,
                                           2004           2003
                                        ---------     -------------
Real estate loans:
     Single-family                      $ 162,302     $     166,042
     Construction and land                 27,479            28,975
     Multi-family and commercial           66,904            59,022
     Home equity and lines of credit       38,910            33,459
Consumer loans                              1,380             1,438
Commercial loans                            9,464            10,161
                                        ---------     -------------
     Total loans                          306,439           299,097
Loans in process                          (10,883)          (10,655)
Allowance for loan losses                  (2,084)           (1,986)
Deferred loan fees                            (47)              (35)
                                        ---------     -------------
Loans receivable - net                  $ 293,425     $     286,421
                                        =========     =============

      The following is an analysis of the allowance for loan losses:

                                             Six Months Ended
                                                 March 31,
                                          ---------------------
                                           2004           2003
                                          ------         ------
Balance beginning of period               $1,986         $2,358
Provisions charged to income                 150            390
Charge-offs                                  (90)           (38)
Recoveries                                    38             10
                                          ------         ------
Total                                     $2,084         $2,720
                                          ======         ======

      At March 31, 2004 and September 30, 2003, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $1,557 and $1,556, respectively. At March 31, 2004, non-performing loans primarily consisted of $711 in single-family residential mortgage loans, $374 in commercial real estate loans and $260 in commercial loans.

5.    DEPOSITS

      Deposits consist of the following major classifications:

                                           March 31,             September 30,
                                             2004                    2003
                                      -------------------     ------------------
                                       Amount     Percent      Amount    Percent
                                      --------    -------     --------   -------
Non-interest bearing                  $ 20,157      5.7%      $ 20,917     5.8%
NOW                                     61,856     17.5         60,221    16.6
Passbook                                50,604     14.4         47,089    13.0
Money market demand                     51,984     14.7         55,889    15.4
Certificates of deposit                168,355     47.7        178,489    49.2
                                      --------    -----       --------   -----
Total                                 $352,956    100.0%      $362,605   100.0%
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

      The calculated basic and diluted earnings per share ("EPS") is as follows:

                                       For the Three Months Ended           For the Six Months Ended
                                               March 31,                            March 31,
                                     ------------------------------      ------------------------------
                                         2004              2003              2004              2003
                                     ------------      ------------      ------------      ------------
Numerator                            $        627      $        693      $      1,369      $      1,474
Denominators:
   Basic shares outstanding             1,826,967         1,912,579         1,832,759         1,909,516
   Effect of dilutive securities          124,393           131,603           123,002           116,849
                                     ------------      ------------      ------------      ------------
   Diluted shares outstanding           1,951,360         2,044,182         1,955,761         2,026,365
                                     ============      ============      ============      ============
EPS:
   Basic                             $       0.34      $       0.36      $       0.75      $       0.77
   Diluted                           $       0.32      $       0.34      $       0.70      $       0.73

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

                                                            Three Months Ended                   Six Months Ended
                                                                 March 31,                           March 31,
                                                      ------------------------------      ------------------------------
                                                          2004              2003              2003              2004
                                                      ------------      ------------      ------------      ------------
Net income, as reported                               $        627      $        693      $      1,369      $      1,474
 Less: Total stock-based employee compensation
       expense determined under fair value method
       for all options, net of tax                              10                18                20                37
                                                      ------------      ------------      ------------      ------------
Pro forma net income                                  $        617      $        675      $      1,349      $      1,437
                                                      ============      ============      ============      ============
Earnings per share:
   Basic - as reported                                $       0.34      $       0.36      $       0.75      $       0.77
   Basic - pro forma                                  $       0.34      $       0.35      $       0.74      $       0.75

   Diluted - as reported                              $       0.32      $       0.34      $       0.70      $       0.73
   Diluted - pro forma                                $       0.32      $       0.33      $       0.69      $       0.71

8.    RECENT ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB issued a revision of FIN 46 (FIN 46(R)). The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has participated in the issue of trust preferred securities through trusts established for such purpose. These trusts are subject to the requirements of FIN No. 46 and FIN No. 46(R). Effective December 31, 2003, the Company adopted this statement requiring the Company to deconsolidate the trust preferred security trusts. The Company previously classified its trust preferred securities after total liabilities and before stockholders' equity on the Consolidated Statement of Financial Condition. Under the provisions of FIN No. 46 and FIN No. 46(R), these securities were reclassified as borrowed funds effective December 31, 2003. Additionally, the related dividends were reclassified from non-interest expense and included in interest expense in the Consolidated Statement of Income. Reclassifications of prior period amounts were made to conform to this presentation. The adoption of FIN No. 46 and FIN No. 46(R) did not have a material impact on the Company's financial statements. However, the effect of reclassifying dividends from non-interest expense decreased the Company's net interest margin for the second quarter of fiscal 2004 by approximately 17 basis points from 2.33% to 2.16%.

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

      In March 2004, the FASB Emerging Issues Task Force reached a consensus regarding EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired. The EITF 03-1 guidance for determining other-than-temporary impairment will be effective beginning with the third quarter of 2004. The Company is currently evaluating the impact that EITF 03-1 may have on its financial statements.

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

GENERAL

First Keystone Financial, Inc. is a Pennsylvania corporation and sole shareholder of First Keystone Bank, a federally chartered stock savings bank (the "Bank"), which converted to the stock form of organization in January 1995. The Bank is a community oriented bank emphasizing customer service and convenience. The Bank's primary business is attracting deposits from the general public and using those funds together with other available sources of funds, primarily borrowings, to originate loans. The Bank's management remains focused on its long-term strategic plan to continue to shift its loan composition toward commercial business, construction and home equity loans and lines of credit in order to provide a higher yielding portfolio with generally shorter terms.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2004 AND SEPTEMBER 30, 2003

Total assets of the Company increased $11.2 million or 2.0% from $559.6 million at September 30, 2003 to $570.8 million at March 31, 2004. Mortgage-related securities held to maturity increased to $28.6 million from $3.5 million at September 30, 2003 mainly due to the Company's strategy to reinvest the cash flows from the loan and securities portfolio into the held to maturity portfolio in order to minimize the effect of price volatility to the Company's financial statements as interest rates increase. Loans receivable increased to $293.4 million from $286.4 million at September 30, 2003 reflecting the Company's strategy of increasing its investment in higher yielding assets. The increase in loans receivable was primarily the result of increases in multi-family and commercial real estate loans and home equity loans and lines of credit partially offset by a decline in single-family residential loans. Loans held for sale decreased $4.0 million due to management's reevaluation of the Company's asset liability position and decision to retain in its residential loan portfolio $4.2 million of the loans originally intended to be sold in the secondary market.

Total liabilities increased $10.4 million or 2.0% from $527.2 million at September 30, 2003 to $537.7 million at March 31, 2004 primarily due to increases in borrowings partially offset by a decrease in deposits. Deposits decreased $9.6 million or 2.7% from $362.6 million at September 30, 2003 to $353.0 million at March 31, 2004. The decrease is attributable to a $10.1 million, or 5.7%, decline in certificates of deposits reflecting the Company's strategy of conservatively pricing the Company certificate of deposits. At March 31, 2004, core deposits (which consist of passbook, money market, NOW and non-interest bearing accounts) slightly increased to $184.6 million or 52.3% of the Company's deposit portfolio from $184.1 million or 50.8% of total deposits at September 30, 2003. Borrowings increased $17.0 million, or 12.5%, as a result of advances from the Federal Home Loan Bank funding asset growth.

Stockholders' equity increased by $703,000, or 2.2 %, to $33.1 million due to net income of $1.4 million and an increase in the accumulated other comprehensive income partially offset by the cost of repurchasing 51,092 shares of common stock and dividends paid of $419,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003

NET INCOME.

Net income for the quarter ended March 31, 2004 was $627,000, or $.32 per diluted share, a decrease of $66,000, or 9.5%, as compared to net income of $693,000, or $.34 per diluted share, for the quarter ended March 31, 2003. Net income for the six months ended March 31, 2004 was $1.4 million, or $.70 per diluted share, a decrease of $105,000, or 7.1%, as compared to $1.5 million, or $.73 per diluted share, for the same period in 2003.

NET INTEREST INCOME.

Net interest income decreased $209,000, or 7.0%, to $2.8 million and $393,000, or 6.5%, to $5.7 million for the three and six months ended March 31, 2004, respectively compared to the same periods in 2003. Such decreases were primarily due to decreases in interest income of $534,000, or 7.7%, and $1.1 million, or 7.9%, for the three and six months ended March 31, 2004, respectively, which were partially offset by a $325,000, or 8.1%, and a $722,000, or 8.9%, decrease in interest expense during such periods. The average balance of interest-earning assets increased $32.8 million and $35.8 million for the three and six months ended March 31, 2004, respectively, as compared to the same periods in 2003. Calculated on a tax-equivalent basis, the weighted average yield earned on interest-earning assets for the three months ended March 31, 2004 decreased 75 basis points to 4.93% compared to the 2003 period and 83 basis points to 5.03% for the six months ended March 31, 2004. In addition, net interest expense was affected by an increase in the average balance of interest-bearing liabilities of $35.1 million and $36.6 million for the three and six months ended March 31, 2004, respectively, as compared to the same periods in 2003. For the three months ended March 31, 2004, the weighted average rate paid on such liabilities decreased 46 basis points to 2.81% from 3.27% for the same period in the prior fiscal year and 51 basis points to 2.85% for the six months ended March 31, 2004 as compared to 3.36% for the six months ended March 31, 2003. The decline in net interest income reflected the continued interest rate compression being experienced by the Company as the weighted average yield on interest-earning assets continues to decrease more rapidly than the cost of interest-bearing liabilities

The following table presents the average balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three months and six months ended March 31, 2004 and 2003. The adjustment of tax exempt securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information. Management believes that it is a standard practice in the banking industry to present net interest margin, net interest rate spread and net interest income on a fully tax equivalent basis when a significant proportion of interest-earning assets are tax-free. Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons. A GAAP reconciliation is included below.

                                                                          FOR THE THREE MONTHS ENDED
                                           -----------------------------------------------------------------------------------
                                                         MARCH 31, 2004                             MARCH 31, 2003
                                           ----------------------------------------     --------------------------------------
                                                                           Average                                    Average
                                            Average                        Yield/         Average                     Yield/
(Dollars in thousands)                      Balance        Interest         Cost          Balance      Interest        Cost
                                           ----------     ----------     ----------     ----------    ----------    ----------
Interest-earning assets:
   Loans receivable(1) (2)                 $  292,437     $    4,378           5.99%    $  289,419    $    4,783          6.61%
   Mortgage-related securities(2)             136,784          1,296           3.79        109,511         1,192          4.35
   Investment securities(2)                    87,313            836           3.83         82,547         1,066          5.17
   Other interest-earning assets               13,544             17           0.50         15,762            30          0.76
                                           ----------     ----------                    ----------    ----------
      Total interest-earning assets           530,078     $    6,527           4.93        497,239    $    7,071          5.68
                                           ----------     ----------     ----------     ----------    ----------    ----------
Non-interest-earning assets                    33,176                                       29,395
                                           ----------                                   ----------
   Total assets                            $  563,254                                   $  526,634
                                           ==========                                   ==========
Interest-bearing liabilities:
   Deposits                                $  344,826     $    1,489           1.73     $  338,640    $    1,866          2.20
   FHLB advances and other borrowings         156,277          1,762           4.51        127,305         1,707          5.36
   Junior subordinated debentures              21,581            415           7.69         21,617           418          7.73
                                           ----------     ----------                    ----------    ----------
      Total interest-bearing liabilities      522,684          3,666           2.81        487,562         3,991          3.27
                                           ----------     ----------     ----------     ----------    ----------    ----------
Interest rate spread                                                           2.12%                                      2.41%
                                                                         ==========                                 ==========
Non-interest-bearing liabilities                8,497                                        6,068
                                           ----------                                   ----------
   Total liabilities                          531,181                                      493,630
Stockholders' equity                           32,073                                       33,004
                                           ----------                                   ----------
Total liabilities and stockholders'
equity                                     $  563,254                                   $  526,634
                                           ==========                                   ==========
Net interest-earning assets                $    7,394                                   $    9,677
                                           ==========                                   ==========
Net interest income                                       $    2,861                                  $    3,080
                                                          ==========                                  ==========
Net interest margin(3)                                                         2.16%                                      2.48%
                                                                         ==========                                 ==========
Ratio of average interest-earning
     assets to average interest-bearing
     liabilities                                                             101.41%                                    101.98%
                                                                         ==========                                 ==========

--------------
(1)   Includes non-accrual loans.

(2)   Includes assets classified as either available for sale or held for sale.

(3)   Net interest income divided by interest-earning assets.

                                                                       FOR THE SIX MONTHS ENDED
                                           -----------------------------------------------------------------------------------
                                                        MARCH 31, 2004                              MARCH 31, 2003
                                           ----------------------------------------     --------------------------------------
                                                                           Average                                    Average
                                            Average                        Yield/         Average                     Yield/
(Dollars in thousands)                      Balance        Interest         Cost          Balance      Interest        Cost
                                           ----------     ----------     ----------     ----------    ----------    ----------
Interest-earning assets:
   Loans receivable(1) (2)                 $  291,577     $    8,823           6.05%    $  289,690    $    9,834          6.79%
   Mortgage-related securities(2)             132,174          2,525           3.82        100,388         2,302          4.59
   Investment securities(2)                    90,557          1,876           4.14         83,124         2,176          5.24
   Other interest-earning assets               12,897             35           0.54         18,157            85          0.94
                                           ----------     ----------                    ----------    ----------
      Total interest-earning assets           527,205     $   13,259           5.03        491,359    $   14,397          5.86
                                           ----------     ----------     ----------     ----------    ----------    ----------
Non-interest-earning assets                    33,733                                       29,997
                                           ----------                                   ----------
   Total assets                            $  560,938                                   $  521,356
                                           ==========                                   ==========
Interest-bearing liabilities:
   Deposits                                $  348,651     $    3,076           1.76     $  335,175    $    3,833          2.29
   FHLB advances and other borrowings         149,874          3,502           4.67        126,759         3,448          5.44
   Junior subordinated debentures              21,585            828           7.67         21,622           847          7.83
                                           ----------     ----------                    ----------    ----------
      Total interest-bearing liabilities      520,110          7,406           2.85        483,556         8,128          3.36
                                           ----------     ----------     ----------     ----------    ----------    ----------
Interest rate spread                                                           2.18%                                      2.50%
                                                                         ==========                                 ==========
Non-interest-bearing liabilities                8,962                                        5,016
                                           ----------                                   ----------
   Total liabilities                          529,072                                      488,572
Stockholders' equity                           31,866                                       32,784
                                           ----------                                   ----------
Total liabilities and stockholders'
equity                                     $  560,938                                   $  521,356
                                           ==========                                   ==========
Net interest-earning assets                $    7,095                                   $    7,803
                                           ==========                                   ==========
Net interest income                                       $    5,853                                  $    6,269
                                                          ==========                                  ==========
Net interest margin(3)                                                         2.22%                                      2.55%
                                                                         ==========                                 ==========
Ratio of average interest-earning
     assets to average interest-bearing
     liabilities                                                             101.36%                                    101.61%
                                                                         ==========                                 ==========

----------------
(1)   Includes non-accrual loans.

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

                                                             FOR THE THREE MONTHS ENDED
                                               ------------------------------------------------------
                                                     MARCH 31, 2004               MARCH 31, 2003
                                               -------------------------     ------------------------
                                                               AVERAGE                      AVERAGE
(Dollars in thousands)                          INTEREST      YIELD/COST      INTEREST     YIELD/COST
                                               ----------     ----------     ----------    ----------
Investment securities - nontaxable             $      748           3.43%    $      968          4.69%
Tax equivalent adjustments                             88                            98
                                               ----------                    ----------
Investment securities - nontaxable to
  a taxable equivalent yield                   $      836           3.83%    $    1,066          5.17%
                                               ==========                    ==========
Net interest income                            $    2,773                    $    2,982
Tax equivalent adjustment                              88                            98
                                               ----------                    ----------
Net interest income, tax equivalent            $    2,861                    $    3,080
                                               ==========                    ==========
Net interest rate spread, no tax  adjustment                        2.05%                        2.34%
Net interest margin, no tax adjustment                              2.09%                        2.40%

                                                              FOR THE SIX MONTHS ENDED
                                               ------------------------------------------------------
                                                     MARCH 31, 2004               MARCH 31, 2003
                                               -------------------------     ------------------------
                                                               AVERAGE                      AVERAGE
(Dollars in thousands)                          INTEREST      YIELD/COST      INTEREST     YIELD/COST
                                               ----------     ----------     ----------    ----------
Investment securities - nontaxable             $    1,692           3.74%    $    1,969          4.74%
Tax equivalent adjustments                            184                           207
                                               ----------                    ----------
Investment securities - nontaxable to
  a taxable equivalent yield                   $    1,876           4.14%    $    2,176          5.24%
                                               ==========                    ==========
Net interest income                            $    5,669                    $    6,062
Tax equivalent adjustment                             184                           207
                                               ----------                    ----------
Net interest income, tax equivalent            $    5,853                    $    6,269
                                               ==========                    ==========
Net interest rate spread, no tax  adjustment                        2.11%                        2.41%
Net interest margin, no tax adjustment                              2.15%                        2.47%

PROVISION FOR LOAN LOSSES.

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management's analysis includes consideration of the Company's historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the amount of the Company's primary market area, and other factors related to the collectibility of the Company's loan and loans held for sale portfolios. The Company's provision for loan losses decreased to $75,000 for the three months ended March 31, 2004 as compared to $195,000 for the same period in 2003. For the six months ended March 31, 2004 and 2003, the provision for loan losses amounted to $150,000 and $390,000, respectively.

At March 31, 2004, non-performing assets decreased slightly to $2.9 million, or ..51% to total assets, from $3.0 million at September 30, 2003. The coverage ratio, which is the ratio of the allowance for loan losses to non-performing assets, was 71.9% and 66.7% at March 31, 2004 and September 30, 2003, respectively. Included in non-performing assets is $1.4 million of real estate owned consisting primarily of a $1.1 million commercial real estate property. This commercial real estate property is a 25% participation interest in an 18-hole golf course and a golf house located in Avondale, Pennsylvania. The golf facility is fully operational and continues to generate revenues. However, in connection with the operations of the facility, the Company incurred its representative share of expenses totaling $75,000 and $150,000 for the three and six months ended March 31, 2004, respectively. In April 2004, the lead lender has agreed on terms to sell the property and is in the process of finalizing an agreement of sale. Presently, the Bank expects no further loss upon the sale of this property.

Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

NON-INTEREST INCOME.

Non-interest income increased $1.6 million to $2.2 million for the three months ended March 31, 2004 from the same period last year. The increase was primarily the result of a $1.0 million increase in the gain on sales of investment securities and a $601,000 increase in other non-interest income. The gain on the sales of investment securities reflected primarily the proceeds from the sale of exchange of securities of entities which were acquired in which the Company had an equity interest. The increase in other non-interest income was a result of the Company recognizing income of $550,000 in connection with a repayment of a commercial real estate loan. Under the terms of the loan, certain additional contingent payments were due upon repayment of the loan in full. Non-interest income increased $2.1 million to $3.2 million for the six months ended March 31, 2004 by comparison to the same period last year. Increases in income of $1.4 million and $818,000 were recognized from the sale of investment and mortgage-related securities and other non-interest income, respectively, partially offset by a $180,000 decrease in the gain on sales of loans held for sale.

NON-INTEREST EXPENSE.

Non-interest expense for the quarter ended March 31, 2004 increased $1.6 million or 63.3%, from the same period last year primarily due to a $1.4 million increase in salaries and employee benefits. The increase in salaries and employee benefits was due to an additional $598,000 benefit expense relating to the funding of a non-qualified supplemental retirement plan for certain executive officers and the prepayment of the outstanding loan balance on the original loan to the Company's employee stock ownership plan ("ESOP") which resulted in an additional $452,000 expense. The partial funding of the retirement benefits and prepayment of the loan for the Company's ESOP will decrease the cost of these benefit plans over the next several years. The increase in salary and employee benefits also reflected merit increases, the hiring of additional personnel and higher employee benefit costs. In addition, the increase in non-interest expense was also due to increases of $104,000, $73,000 and $66,000 in professional fees, real estate operations and other non-interest expense, respectively. Non-interest expense for the six months ended March 31, 2004 increased by $2.0 million, or 40.1%, in comparison to the same period in the prior year.

INCOME TAX EXPENSE.

Income tax expense increased $8,000 to $146,000 for the three months ended March 31, 2004 compared to the same period in 2003 while decreasing $2,000 to $355,000 for the six months ended March 31, 2004. The increase for the second quarter of fiscal 2004 resulted from the reduction in tax-free income as compared to the same period in 2003.

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

Management believes the allowance for loan losses at March 31, 2004 was at a level to cover the known and inherent losses in the portfolio that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. Management reviews the allowance for loan losses not less than quarterly.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At March 31, 2004, the Company had short-term borrowings (due within one year or currently callable by the Federal Home Loan Bank ("FHLB")) outstanding of $135.0 million, all of which consisted of advances from the FHLB of Pittsburgh.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to fund maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At March 31, 2004, total approved loan commitments outstanding amounted to $6.7 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $30.3 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2004 totaled $110.1 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

As of March 31, 2004, the Bank had regulatory capital which was in excess of applicable requirements. The Bank is required under applicable federal banking regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital to at least 8.0% of its risk-weighted assets. At March 31, 2004, the Bank had tangible capital and core capital equal to 8.0% of adjusted total assets and total capital equal to 14.9% of risk-weighted assets.

INVESTMENT SECURITIES.

The Company reviews the investment and mortgage-related securities portfolios on a periodic basis to specifically review individual securities for any meaningful decline in market value below amortized cost. The analysis addresses all securities whose fair value is significantly below amortized cost at the time of the analysis, with additional emphasis placed on securities whose fair value has been below amortized cost for an extended period of time. As part of the periodic review process, the Company utilizes the expertise of outside professional asset managers who provide an updated assessment of each issuer's current credit situation based on recent issuer activities, such as quarterly earnings announcements or other pertinent financial news for the issuer, recent developments in a particular industry, economic outlook for a particular industry and rating agency actions.

In addition to issuer-specific financial information and general economic data, the Company also considers the ability and intent of its operations to hold a particular security to maturity or until the market value of the security recovers to a level in excess of the carrying value.

Of the securities in a unrealized loss position, there is only one security in the portfolio with an unrealized loss position longer than 12 months with a fair value of $4.1 million and a cost of $5.0 million. The preferred security is rated AAA with an unrealized loss of $846,000. The preferred security is at a loss because of the low interest rate environment. The Company has no current plans to dispose of this security. The Company believes that all the securities with an unrealized loss are only temporarily impaired.

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

The Company utilizes reports prepared by the Office of Thrift Supervision ("OTS") to measure interest rate risk. Using data from the Bank's quarterly thrift financial reports, the OTS models the net portfolio value ("NPV") of the Bank over a variety of interest rate scenarios. The NPV is defined as the present value of expected cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing off-balance sheet contracts. The model assumes instantaneous, parallel shifts in the U.S. Treasury Securities yield curve of 100 to 300 basis points up and 100 points down, in 100 basis point increments.

The interest rate risk measures used by the OTS include an "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure." The "Post-Shock" NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low "Post-Shock" NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The "Sensitivity Measure" is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following sets forth the Bank's NPV as of March 31, 2004.

                                    Net Portfolio Value
                                   (Dollars in thousands)
-----------------------------------------------------------------------------------------------
 Changes in                                                          Net
  Rates in                    Dollar        Percentage        Portfolio Value As
Basis Points     Amount       Change          Change             a % of Assets          Change
------------    --------     ---------      ----------        ------------------       --------
    300         $ 28,013     $ (21,399)        (43)%                5.11%              (333) bp
    200           36,934       (12,478)        (25)                 6.58               (186) bp
    100           44,393        (5,019)        (10)                 7.74                (70) bp
     0            49,412            --          --                  8.44                     --
   (100)          47,226        (2,186)         (4)                 8.00                (44) bp

As of March 31, 2004, the Company's NPV was $49.4 million or 8.44% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $36.9 million or 6.58% of the market value of assets. The change in the NPV ratio or the Company's sensitivity measure was (1.86) %.

As of December 31, 2003, the Company's NPV was $51.4 million or 9.02% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $37.9 million or 6.95% of the market value of assets. The change in the NPV ratio or the Company's sensitivity measure was (2.07) %.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

      No material changes in the legal proceedings previously disclosed in section Item 3 of the Company's Annual Report on Form 10-K for the year ended September 30, 2003.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      (a)   - (d) Not applicable

      (e) The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

                                                 Total Number of Shares
                      Total Number   Average      Purchased as Part of    Maximum Number of Shares
                       of Shares    Price Paid     Publicly Announced          that May Yet Be
   Period (1)          Purchased    per Share             Plan            Purchased Under the Plan
-------------------   ------------  ----------   ----------------------   ------------------------
January 1-31, 2004           --             --              --                     67,224

February 1-29, 2004       6,932     $    27.10           6,932                     60,292

March 1-31, 2004          3,960     $    27.10           3,960                     56,332
                         ------                        -------
     Total               10,892     $    27.10          10,892                     56,332
                         ======     ==========         =======                    =======

      -------------------------

      (1) On January 31, 2003, the Company announced its current program to repurchase up to 101,000 of shares of common stock of the Company. The program has an expiration date of July 31, 2004.

Item 3. Defaults Upon Senior Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

(a)   List of Exhibits

        Exhibit   Description

         10.17    First Keystone Bank Supplemental Executive Retirement Plan

         31.1 Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and
                  Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(b)   Reports on Form 8-K

        Date                           Item and Description
    ----------                         --------------------
    02/03/2004    Item 12. On February 2, 2004, the Company issued a press
                  release reporting its earnings for the quarter ended December
                  31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIRST KEYSTONE FINANCIAL, INC.

Date:    May 17, 2004                   By: /s/ Donald S. Guthrie
                                            ------------------------------------
                                        Donald S. Guthrie
                                        Chairman and Chief Executive Officer

Date:    May 17, 2004                   By: /s/ Rose M. DiMarco
                                            ------------------------------------
                                        Rose M. DiMarco
                                        Chief Financial Officer