Form 10-Q
period 2004-06-30
FIRST KEYSTONE FINANCIAL INC
filed 2004-08-16
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    ------------

                  Commission File Number: 000-25328

                         FIRST KEYSTONE FINANCIAL, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                          23-0469351
---------------------------------                         ----------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)

         22 West State Street
         Media, Pennsylvania                                       19063
---------------------------------------                        ------------
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

Number of shares of Common Stock outstanding as of August 6, 2004: 1,926,384

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                                                       PAGE
                                                                                                       ----
PART I            FINANCIAL INFORMATION:

     Item 1.      Financial Statements

                  Unaudited Consolidated Statements of Financial Condition as of
                  June 30, 2004 and September 30, 2003                                                   1

                  Unaudited Consolidated Statements of Income for the Three and Nine
                  Months Ended June 30, 2004 and 2003                                                    2

                  Unaudited Consolidated Statement of Changes in Stockholders' Equity
                  for the Nine Months Ended June 30, 2004                                                3

                  Unaudited Consolidated Statements of Cash Flows for the Nine Months
                  Ended June 30, 2004 and 2003                                                           4

                  Notes to Unaudited Consolidated Financial Statements                                   5

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                 12

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk                            19

     Item 4.      Disclosure Controls and Procedures                                                    20

PART II           OTHER INFORMATION

     Item 1.           Legal Proceedings                                                                21

     Item 2.           Changes in Securities, Use of Proceeds and Issuer Purchases of
                       Equity Securities                                                                21

     Item 3.           Defaults Upon Senior Securities                                                  21

     Item 4.           Submission of Matters to a Vote of Security Holders                              21

     Item 5.           Other Information                                                                21

     Item 6.           Exhibits and Reports on Form 8-K                                                 22

     SIGNATURES                                                                                         23

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share amounts)

                                                                                         June 30,       September 30,
                                                                                           2004             2003
                                                                                         --------       -------------
ASSETS

Cash and amounts due from depository institutions                                        $  4,152         $ 10,439
Interest-bearing deposits with depository institutions                                     13,890           10,751
                                                                                         --------         --------
        Total cash and cash equivalents                                                    18,042           21,190
Investment securities available for sale                                                   63,397           77,700
Mortgage-related securities available for sale                                            107,470          124,656
Loans held for sale                                                                           160            4,498
Investment securities held to maturity- at amortized cost
    (approximate fair value of $6,277 at June 30, 2004                                      6,293            6,315
     and $6,450 at September 30, 2003
Mortgage-related securities held to maturity - at amortized cost (approximate
    fair value of $35,311 at June 30, 2004 and $3,560 at September 30, 2003)               35,968            3,487
Loans receivable (net of allowance for loan losses of $2,129 at June 30, 2004
    and $1,986 at September 30, 2003)                                                     297,600          286,421
Accrued interest receivable                                                                 2,596            2,654
Real estate owned                                                                           1,270            1,420
Federal Home Loan Bank stock - at cost                                                      8,964            8,294
Office properties and equipment, net                                                        3,697            3,427
Deferred income taxes                                                                         919               --
Cash surrender value of life insurance                                                     16,012           15,365
Prepaid expenses and other assets                                                           2,565            4,185
                                                                                         --------         --------

TOTAL ASSETS                                                                             $564,953         $559,612
                                                                                         ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

    Deposits                                                                             $349,864         $362,605
    Advances from Federal Home Loan Bank and other borrowings                             157,784          136,272
    Junior subordinated debentures                                                         21,566           21,593
    Accrued interest payable                                                                1,054            1,111
    Advances from borrowers for taxes and insurance                                         2,973              958
    Deferred income taxes                                                                      --              581
    Accounts payable and accrued expenses                                                   3,532            4,104
                                                                                         --------         --------

         Total liabilities                                                                536,773          527,224
                                                                                         --------         --------

Stockholders' Equity:

    Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
    Common stock, $.01 par value, 20,000,000 shares authorized; issued and outstanding: 1,926,384 shares at June 30, 2004 and
       1,925,337 shares at September 30, 2003                                                  14               14
    Additional paid-in capital                                                             13,484           13,443
    Employee stock ownership plan                                                          (2,976)            (830)
    Treasury stock at cost: 786,172 shares at June 30, 2004 and 787,219 shares
        at September 30, 2003                                                             (11,934)         (11,378)
    Accumulated other comprehensive income                                                    157            3,069
    Retained earnings - partially restricted                                               29,435           28,070
                                                                                         --------         --------

         Total stockholders' equity                                                        28,180           32,388
                                                                                         --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $564,953         $559,612
                                                                                         ========         ========

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

                                                                    Three months ended           Nine months ended
                                                                        June 30,                      June 30,
                                                                    ------------------           ------------------
                                                                       2004       2003            2004        2003
                                                                    -------     ------           -------    -------
INTEREST INCOME:
    Interest on:
        Loans                                                       $ 4,332     $4,574           $13,155    $14,407
        Mortgage-related securities                                   1,327      1,152             3,852      3,454
        Investment securities:
           Taxable                                                      525        544             1,680      1,746
           Tax-exempt                                                   220        239               641        814
           Dividends                                                     84         86               200        278
        Interest-bearing deposits                                        17         20                52        105
                                                                    -------     ------           -------    -------
           Total interest income                                      6,505      6,615            19,580     20,804
                                                                    -------     ------           -------    -------
INTEREST EXPENSE:
    Interest on:
        Deposits                                                      1,405      1,822             4,481      5,655
        Federal Home Loan Bank advances and other borrowings          1,763      1,754             5,265      5,201
        Junior subordinated debentures                                  418        417             1,246      1,264
                                                                    -------     ------           -------    -------
           Total interest expense                                     3,586      3,993            10,992     12,120
                                                                    -------     ------           -------    -------
NET INTEREST INCOME                                                   2,919      2,622             8,588      8,684
PROVISION FOR LOAN LOSSES                                                75        195               225        585
                                                                    -------     ------           -------    -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   2,844      2,427             8,363      8,099
                                                                    -------     ------           -------    -------

NON-INTEREST INCOME:
    Service charges and other fees                                      287        249               812        763
    Net gain on sales of:
        Loans held for sale                                              11        155                43        367
        Investment and mortgage-related securities                        6        208             1,471        258
    Increase in cash surrender value                                    159        350               628        683
    Other income                                                        112         46               854        113
                                                                    -------     ------           -------    -------
           Total non-interest income                                    575      1,008             3,808      2,184
                                                                    -------     ------           -------    -------
NON-INTEREST EXPENSE:
    Salaries and employee benefits                                    1,357      1,436             5,472      3,828
    Occupancy and equipment                                             297        299               923        912
    Professional fees                                                   195        162               679        527
    Federal deposit insurance premium                                    13         14                40         41
    Data processing                                                     120        110               356        358
    Advertising                                                          92         74               274        273
    Net cost of operation of other real estate                            2          7               179         29
    Other                                                               570        520             1,751      1,671
                                                                    -------     ------           -------    -------
           Total non-interest expense                                 2,646      2,622             9,674      7,639
                                                                    -------     ------           -------    -------
INCOME BEFORE INCOME TAX EXPENSE                                        773        813             2,497      2,644
INCOME TAX EXPENSE                                                      146        148               501        505
                                                                    -------     ------           -------    -------
NET INCOME                                                          $   627     $  665           $ 1,996    $ 2,139
                                                                    =======     ======           =======    =======
BASIC EARNINGS PER COMMON SHARE                                     $  0.34     $ 0.35           $  1.09    $  1.12
                                                                    =======     ======           =======    =======
DILUTED EARNINGS PER COMMON SHARE                                   $  0.32     $ 0.33           $  1.02    $  1.05
                                                                    =======     ======           =======    =======

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (dollars in thousands)

                                                                   Employee                Accumulated    Retained
                                                      Additional    stock                    other        earnings-       Total
                                              Common   paid-in     ownership   Treasury   comprehensive   partially   stockholders'
                                               stock   capital       plan       stock        income       restricted     equity
                                              ------  ----------   ---------   --------   -------------   ----------  -------------
BALANCE AT OCTOBER 1, 2003                    $   14  $   13,443   $    (830)  $(11,378)  $       3,069   $   28,070  $      32,388
Net income                                        --          --          --         --              --        1,996          1,996
Other comprehensive income, net of tax:
  Net unrealized loss on securities
   net of reclassification adjustment(1)          --          --          --         --          (2,912)          --         (2,912)
                                              ------  ----------   ---------   --------   -------------   ----------  -------------

Comprehensive loss                                --          --          --         --              --           --           (916)
                                               -----  ----------   ---------   --------   -------------   ----------  -------------
Common stock acquired by stock benefit plans      --          --      (2,359)        --              --           --         (2,359)
ESOP shares committed to be released              --          --         213         --              --           --            213
Excess of fair value above cost of
  ESOP shares committed to be released            --         407          --         --              --           --            407
Purchase of treasury stock                        --          --          --     (1,339)             --           --         (1,339)
Exercise of stock options                         --        (366)         --        783              --           --            417
Dividends - $.33 per share                        --          --          --         --              --         (631)          (631)
                                              ------  ----------   ---------   --------   -------------   ----------  -------------
BALANCE AT JUNE 30, 2004                      $   14  $   13,484   $  (2,976)  $(11,934)  $         157   $   29,435  $      28,180
                                              ======  ==========   =========   ========   =============   ==========  =============

(1) Disclosure of reclassification amount, net of tax for the nine months ended June 30, 2004:

Net unrealized depreciation arising during the period             $ (3,883)
Less: reclassification adjustment for net
       gains included in net income (net of tax of $500)               971
                                                                  --------
Net unrealized loss on securities                                 $ (2,912)
                                                                  ========

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                                           Nine months ended
                                                                                                June 30,
                                                                                         ---------------------
                                                                                           2004        2003
                                                                                         --------   ----------
OPERATING ACTIVITIES:
    Net income                                                                           $  1,996   $    2,139
    Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Provision for depreciation and amortization                                             361          316
      Amortization of premiums and discounts                                                  418          770
      Increase in cash surrender value of life insurance                                     (647)        (726)
      (Gain) loss on sales of:
         Loans held for sale                                                                  (43)        (367)
         Investment securities available for sale                                          (1,475)        (219)
         Mortgage-related securities available for sale                                         4          (39)
         Real estate owned                                                                     --            1
      Provision for loan losses                                                               225          585
      Amortization of employee stock ownership plan                                           620          260
      Changes in assets and liabilities which provided (used) cash:
         Origination of loans held for sale                                                (7,577)     (20,744)
         Loans sold in the secondary market                                                 7,732       20,273
         Accrued interest receivable                                                           58          201
         Prepaid expenses and other assets                                                  1,620          215
         Accrued interest payable                                                             (57)        (152)
         Accrued expenses                                                                    (572)      (2,770)
                                                                                         --------   ----------
             Net cash provided by (used in) operating activities                            2,663         (257)
                                                                                         --------   ----------

INVESTING ACTIVITIES:
    Loans originated                                                                      (96,600)    (119,742)
    Purchases of:
      Mortgage-related securities available for sale                                      (20,210)    (108,199)
      Investment securities available for sale                                             (3,716)     (15,313)
      Mortgage-related securities held to maturity                                        (34,991)      (3,069)
    Purchase of FHLB stock                                                                   (670)      (1,314)
    Proceeds from sales of real estate owned                                                  335          150
    Proceeds from sales of investment and mortgage-related securities                       9,474        8,751
    Principal collected on loans                                                           89,353      117,985
    Proceeds from maturities, calls, or repayments of:
      Investment securities available for sale                                              9,277       19,624
      Mortgage-related securities available for sale                                       33,222       57,512
      Mortgage-related securities held to maturity                                          2,472        4,653
    Purchase of property and equipment                                                       (631)        (244)
                                                                                         --------   ----------
             Net cash used in investing activities                                        (12,685)     (39,206)
                                                                                         --------   ----------

FINANCING ACTIVITIES:
    Net (decrease) increase in deposit accounts                                           (12,741)      22,930
    Net increase in FHLB advances                                                          21,512       13,025
    Common stock acquired by ESOP                                                          (2,359)          --
    Net increase in advances from borrowers for taxes and insurance                         2,015        2,313
    Exercise of stock options                                                                 417          267
    Purchase of treasury stock                                                             (1,339)      (1,009)
    Cash dividend                                                                            (631)        (599)
                                                                                         --------   ----------
             Net cash provided by financing activities                                      6,874       36,927
                                                                                         --------   ----------
DECREASE IN CASH AND CASH EQUIVALENTS                                                      (3,148)      (2,536)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           21,190       24,623
                                                                                         --------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $ 18,042   $   22,087
                                                                                         ========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash payments for interest on deposits and borrowings                                $ 11,049   $   10,856
    Transfer of loans held for sale to loan portfolio                                       4,186           --
    Transfers of loans receivable into real estate owned                                      153          231
    Cash payments of income taxes                                                             130          600

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

         The results of operations for the three and nine month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2004 or any other period. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2003.

2.       INVESTMENT SECURITIES

         The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

                                                                       June 30, 2004
                                                 ------------------------------------------------------
                                                                Gross         Gross
                                                 Amortized    Unrealized    Unrealized      Approximate
                                                   Cost         Gain           Loss         Fair Value
                                                 ---------    ----------    ----------      -----------
Available for Sale:
  U.S. Government and agency bonds
     Less than 1 year                             $ 3,005      $     --      $      1        $ 3,004
     1 to 5 years                                  10,000            --           345          9,655
     5 to 10 years                                  3,000            --            67          2,933
  Municipal obligations
     5 to 10 years                                  2,790            72            --          2,862
     Over 10 years                                  9,176           163             2          9,337
  Corporate bonds
     Less than 1 year                                 997            89            --          1,086
     1 to 5 years                                   5,967           451            --          6,418
     Over 10 years                                  5,182           149            66          5,265
  Asset-backed securities
     5 to 10 years                                  1,293             8            --          1,301
  Mutual funds
     5 to 10 years                                  5,000            --            71          4,929
     Over 10 years                                  9,009            --           168          8,841
  Preferred stocks                                  4,974            --           974          4,000
  Other equity investments                          1,755         2,011            --          3,766
                                                  -------      --------      --------        -------

          Total                                   $62,148      $  2,943      $  1,694        $63,397
                                                  =======      ========      ========        =======

Held to Maturity:
  Municipal obligations
     5 to 10 years                                $    --      $     --      $     --        $    --
     Over 10 years                                  3,260            --            62          3,198
  Corporate bonds
     Less than 1 year                               1,004            30            --          1,034
     1 to 5 years                                   1,029            15            --          1,044
     Over 10 years                                  1,000             1            --          1,001
                                                  -------      --------      --------        -------
        Total                                     $ 6,293      $     46      $     62        $ 6,277
                                                  =======      ========      ========        =======

The table below sets forth investment securities which have an unrealized loss position as of June 30, 2004.

                              Loss Position                 Loss Position
                           Less than 12 Months            12 Months or Longer                 Total
                      ----------------------------     -------------------------     ----------------------
                                        Unrealized                    Unrealized                 Unrealized
                      Fair Value          Losses       Fair Value       Losses       Fair Value    Losses
                      ----------          ------       ----------       ------       ----------    -------
U.S. Government
 and agency
 bonds                  $15,593           $(412)        $    --         $  --         $15,593        $(412)
Municipal bonds           3,928             (65)             --            --           3,928          (65)
Corporate bonds           3,192             (66)             --            --           3,192          (66)
Mutual fund              13,771            (239)             --            --          13,771         (239)
Preferred
  securities                 --              --           4,000          (974)          4,000         (974)
                        -------           -----         -------         -----         -------      -------
Total                   $36,484           $(782)        $ 4,000         $(974)        $40,484      $(1,756)
                        =======           =====         =======         =====         =======      =======


For all securities that are in an unrealized loss position for an extended period of time, we perform an evaluation of the specific events attributable to the market decline of the security. We consider the length of time and extent to which the security's market value has been below its cost as well as the general market conditions, industry characteristics and the fundamental operating results of the issuer to determine if the decline is due to changes in interest rates, changes relating to a decline in credit quality of the issuer or general market conditions. We also consider as part of the evaluation our intent and ability to hold the security until its market value has recovered to a level at least equal to the amortized cost. Where we determine that a security's unrealized loss is other than temporary, a realized loss is recognized in the period in which the decline in value is determined to be other than temporary.

                                                                      September 30, 2003
                                                 ------------------------------------------------------
                                                                Gross         Gross
                                                 Amortized    Unrealized    Unrealized      Approximate
                                                   Cost         Gain           Loss         Fair Value
                                                 ---------    ----------    ----------      -----------
Available for Sale:
  U.S. Government and agency bonds
     1 to 5 years                                $  13,020    $       35    $       51      $    13,004
     5 to 10 years                                   4,880           139            31            4,988
  Municipal obligations
     Over 10 years                                  14,112           503            --           14,615
  Corporate bonds
     1 to 5 years                                    5,584           498            --            6,082
     5 to 10 years                                   2,932           458            --            3,390
     Over 10 years                                   9,051           332           332            9,051
  Asset-backed securities
     5 to 10 years                                   1,911            11            --            1,922
  Mutual funds                                      14,009            --            57           13,952
  Preferred stocks                                   5,474            34           524            4,984
  Other equity investments                           3,126         2,586            --            5,712
                                                 ---------    ----------    ----------      -----------

       Total                                     $  74,099    $    4,596    $      995      $    77,700
                                                 =========    ==========    ==========      ===========

Held to Maturity:
  Municipal obligations
     5 to 10 years                               $   1,545    $        5    $       --      $     1,550
     Over 10 years                                   1,715            15            --            1,730
  Corporate bonds
     Less than 1 year                                1,007            23            --            1,030
     1 to 5 years                                    2,048            92            --            2,140
                                                 ---------    ----------    ----------      -----------

       Total                                     $   6,315    $      135    $       --      $     6,450
                                                 =========    ==========    ==========      ===========

3.       MORTGAGE-RELATED SECURITIES

         Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                                      June 30, 2004
                                                 ------------------------------------------------------
                                                                Gross         Gross
                                                 Amortized    Unrealized    Unrealized      Approximate
                                                   Cost         Gain           Loss         Fair Value
                                                 ---------    ----------    ----------      -----------
Available for Sale:
    FHLMC pass-through certificates              $   7,150    $       80    $      157      $     7,073
    FNMA pass-through certificates                  45,756           135           791           45,100
    GNMA pass-through certificates                   6,715           355             4            7,066
    Collateralized mortgage obligations             48,863           132           764           48,231
                                                 ---------    ----------    ----------      -----------
        Total                                    $ 108,484    $      702    $    1,716      $   107,470
                                                 =========    ==========    ==========      ===========

Held to Maturity:
    FHLMC pass-through certificates              $  13,877    $       16    $      287      $    13,606
    FNMA pass-through certificates                  21,490            27           414           21,103
    Collateralized mortgage obligations                601             1            --              602
                                                 ---------    ----------    ----------      -----------
        Total                                    $  35,968    $       44    $      701      $    35,311
                                                 =========    ==========    ==========      ===========

The table below sets forth mortgage-related securities which have an unrealized loss position as of June 30, 2004.

                              Loss Position                 Loss Position
                           Less than 12 Months            12 Months or Longer                 Total
                      ----------------------------     -------------------------     ----------------------
                                        Unrealized                    Unrealized                 Unrealized
                      Fair Value          Losses       Fair Value       Losses       Fair Value    Losses
                      ----------          ------       ----------       ------       ----------    -------
Pass-through
  certificates        $   80,754        $   (1,652)    $       81     $       (1)    $   80,835  $   (1,653)
Collateralized
  mortgage
  obligations             37,820              (705)         1,742            (59)        39,562        (764)
                      ----------        ----------     ----------     ----------     ----------  ----------
Total                 $  118,574        $   (2,357)    $    1,823     $      (60)    $  120,397  $   (2,417)
                      ==========        ==========     ==========     ==========     ==========  ==========

                                                                      September 30, 2003
                                                 ------------------------------------------------------
                                                                Gross         Gross
                                                 Amortized    Unrealized    Unrealized      Approximate
                                                   Cost         Gain           Loss         Fair Value
                                                 ---------    ----------    ----------      -----------
Available for Sale:
    FHLMC pass-through certificates              $  6,862       $   126     $     38         $  6,950
    FNMA pass-through certificates                 45,740           412          122           46,030
    GNMA pass-through certificates                 13,043           596           --           13,639
    Collateralized mortgage obligations            57,961           433          357           58,037
                                                 --------       -------     --------        ---------
        Total                                    $123,606       $ 1,567     $    517         $124,656
                                                 ========       =======     ========         ========

Held to Maturity:
    FHLMC pass-through certificates              $    478       $    22     $     --         $    500
    FNMA pass-through certificates                  2,123            40            3            2,160
    Collateralized mortgage obligations               886            14           --              900
                                                 --------       -------     --------         --------

        Total                                    $  3,487       $    76     $      3         $  3,560
                                                 ========       =======     ========         ========

4.       LOANS RECEIVABLE

         Loans receivable consist of the following:

                                                                             June 30,       September 30,
                                                                               2004             2003
                                                                             --------       -------------
Real estate loans:
     Single-family                                                           $160,351          $166,042
     Construction and land                                                     31,916            28,975
     Multi-family and commercial                                               64,805            59,022
     Home equity and lines of credit                                           41,457            33,459
Consumer loans                                                                  1,468             1,438
Commercial loans                                                               11,866            10,161
                                                                             --------          --------
     Total loans                                                              311,863           299,097
Loans in process                                                              (12,037)          (10,655)
Allowance for loan losses                                                      (2,129)           (1,986)
Deferred loan fees                                                                (97)              (35)
                                                                             --------          --------

Loans receivable - net                                                       $297,600          $286,421
                                                                             ========          ========

         The following is an analysis of the allowance for loan losses:

                                                                              Nine Months Ended
                                                                                    June 30,
                                                                             ---------------------
                                                                               2004          2003
                                                                             --------       ------
Balance beginning of period                                                  $  1,986       $2,358
Provisions charged to income                                                      225          585
Charge-offs                                                                      (150)         (89)
Recoveries                                                                         68           15
                                                                             --------       ------
Total                                                                        $  2,129       $2,869
                                                                             ========       ======

       At June 30, 2004 and September 30, 2003, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $1,828 and $1,556, respectively, or 0.32% and 0.28% of total assets at such dates, respectively. At June 30, 2004, non-performing loans primarily consisted of $652 in single-family residential mortgage loans, $698 in commercial real estate loans and $255 in commercial loans.

5.       DEPOSITS

         Deposits consist of the following major classifications:

                                 June 30,            September 30,
                                   2004                   2003
                          ----------------------   -----------------
                           Amount       Percent     Amount   Percent
                          --------      --------   --------  -------
Non-interest bearing      $ 19,902          5.7%   $ 20,917    5.8%
NOW                         58,987         16.9      60,221   16.6
Passbook                    53,287         15.2      47,089   13.0
Money market demand         51,608         14.8      55,889   15.4
Certificates of deposit    166,080         47.5     178,489   49.2
                          --------        -----    --------  -----
Total                     $349,864        100.0%   $362,605  100.0%
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

         The calculated basic and diluted earnings per share ("EPS") is as follows:

                                                For the Three Months Ended     For the Nine Months Ended
                                                         June 30,                       June 30,
                                                --------------------------      -----------------------
                                                     2004         2003             2004         2003
                                                  ----------   ----------       ----------   ----------
Numerator                                         $      627   $      665       $    1,996   $    2,139

Denominators:
   Basic shares outstanding                        1,835,609    1,899,265        1,831,822    1,906,099
   Effect of dilutive securities                     120,546      147,333          121,281      127,117
                                                  ----------   ----------       ----------   ----------
   Diluted shares outstanding                      1,956,155    2,046,598        1,953,103    2,033,216
                                                  ==========   ==========       ==========   ==========
EPS:
   Basic                                          $     0.34   $     0.35       $     1.09   $     1.12

   Diluted                                        $     0.32   $     0.33       $     1.02   $     1.05

7.       STOCK-BASED COMPENSATION

         The Company applies APB Opinion No. 25 in accounting for stock options. Since the exercise price of the options equaled the fair value of the common stock covered thereby at the date of grant, no compensation expense has been recognized in the financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its stock option in accordance with the fair value method set forth in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                           Three Months Ended     Nine Months Ended
                                                                 June 30,              June 30,
                                                           ------------------    --------------------
                                                            2004         2003     2004          2003
                                                           -----        -----    ------        ------
Net income, as reported                                    $ 627        $ 665    $1,996        $2,139
 Less:  Total stock-based employee compensation
       expense determined under fair value method
       for all options, net of tax                             5           18        15            55
                                                           -----        -----    ------        ------
Pro forma net income                                       $ 622        $ 647    $1,981        $2,084
                                                           =====        =====    ======        ======
Earnings per share:

   Basic - as reported                                     $0.34        $0.35    $ 1.09        $ 1.12

   Basic - pro forma                                       $0.34        $0.34    $ 1.08        $ 1.09

   Diluted - as reported                                   $0.32        $0.33    $ 1.02        $ 1.05

   Diluted - pro forma                                     $0.32        $0.32    $ 1.01        $ 1.02

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

      In March 2004, the FASB Emerging Issues Task Force ("EITF") reached a consensus regarding EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired. Disclosures about unrealized losses that have not been recognized as other-than-temporary impairments that were required under an earlier EITF 03-1 consensus remain in effect. The EITF 03-1 guidance for determining other-than-temporary impairment is effective for the Company's fiscal year ending September 30, 2004. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if management's conclusions were to change as to whether an other-than-temporary impairment exists. The Company's management is still in the process of evaluating the impact of applying EITF 03-1 on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q includes certain "forward-looking statements" based on management's current expectations. The Company's actual results could differ materially, as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, from management's expectations. Such forward-looking statements include statements regarding management's current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Company's control. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, changes in monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, the demand for loan products, the demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, availability and cost of energy resources and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees.

The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made.

GENERAL

First Keystone Financial, Inc. is a Pennsylvania corporation and sole stockholder of First Keystone Bank, a federally chartered stock savings bank (the "Bank"), which converted to the stock form of organization in January 1995. The Bank is a community oriented bank emphasizing customer service and convenience. The Bank's primary business is attracting deposits from the general public and using those funds together with other available sources of funds, primarily borrowings, to originate loans. The Bank's management remains focused on its long-term strategic plan to continue to shift its loan composition toward commercial business, construction and home equity loans and lines of credit in order to provide a higher yielding portfolio with generally shorter terms.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2004 AND SEPTEMBER 30, 2003

Total assets of the Company increased $5.3 million from $559.6 million at September 30, 2003 to $564.9 million at June 30, 2004. Investments and mortgage-related securities held to maturity increased in the aggregate to $42.3 million from $9.8 million at September 30, 2003 mainly due to the Company's strategy to reinvest the cash flows from the securities available for sale portfolio into the securities held to maturity portfolio in order to minimize the effect of price volatility on the Company's financial statements resulting from available for sale securities. As a result, the available for sale portfolio decreased by $31.5 million to $170.9 million at June 30, 2004. Loans receivable increased to $297.6 million from $286.4 million at September 30, 2003 resulting from increases in multi-family and commercial real estate loans and home equity loans and lines of credit partially offset by a decline in single-family residential loans. Loans held for sale decreased $4.3 million due to management's reevaluation of the Company's asset liability position and decision to retain in its residential loan portfolio $4.2 million of the loans originally intended to be sold in the secondary market.

Total liabilities increased $9.5 million, or 1.8%, from $527.2 million at September 30, 2003 to $536.8 million at June 30, 2004 primarily due to increases in borrowings partially offset by a decrease in deposits. Deposits decreased $12.7 million, or 3.5%, from $362.6 million at September 30, 2003 to $349.9 million at June 30, 2004. The decrease is attributable to a $12.4 million, or 7.0%, decline in certificates of deposits reflecting the Company's strategy of conservatively pricing the Company certificate of deposits resulting in increased disintermediation at maturity. At June 30, 2004, core deposits (which consist of passbook, money market, NOW and non-interest bearing accounts) slightly decreased to $183.8 million, or 52.5%, of the Company's deposit portfolio from $184.1 million or 50.8% of total deposits at September 30, 2003. Borrowings increased $21.5 million, or 15.8%, as a result of advances from the Federal Home Loan Bank.

Stockholders' equity decreased by $4.2 million, or 13.0 %, to $28.2 million due to a combination of a $2.9 million decrease in the accumulated other comprehensive income, the cost of repurchasing 51,092 shares of common stock as part of the Company's buyback program, the purchasing of 86,658 shares for the Company's employee stock ownership plan and the payment of dividends totaling $631,000, partially offset by net income of $2.0 million.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003

NET INCOME.

Net income for the quarter ended June 30, 2004 was $627,000, or $.32 per diluted share, a decrease of $38,000, or 5.7%, as compared to net income of $665,000, or $.33 per diluted share, for the quarter ended June 30, 2003. Net income for the nine months ended June 30, 2004 was $2.0 million, or $1.02 per diluted share, a decrease of $143,000, or 6.7%, as compared to $2.1 million, or $1.05 per diluted share, for the same period in 2003.

NET INTEREST INCOME.

Net interest income increased $297,000, or 11.3%, to $2.9 million for the three months ended June 30, 2004 compared to the same period in 2003 primarily due to a decrease in interest expense of $407,000, or 10.2% for the three months ended June 30, 2004 which was partially offset by an $110,000, or 1.7%, decrease in interest income during such period. Calculated on a tax-equivalent basis, the decrease in interest expense was affected by a 44 basis point decrease in the average rate paid on interest-bearing liabilities offset, in part, by an increase of $22.1 million, or 4.4%, in the average balance of such liabilities. The decrease in interest income was primarily due to a 25 basis point (on a tax-equivalent basis) decrease in the weighted yield earned on the Company's interest-earning assets, partially offset by a $16.1 million, or 3.1%, increase in the average balance of interest-earning assets. The increase in net interest income reflected the slowdown of prepayment speeds of mortgage-related securities as market rates of interest increased resulting in lower premium amortizations combined with the Company's weighted average cost of interest-bearing liabilities continuing to decrease more rapidly than the yield on interest-earning assets.

Net interest income decreased $96,000, or 1.1%, to $8.6 million for the nine months ended June 30, 2004 compared to the same period in 2003. The decrease was primarily due to a decrease in interest income of $1.2 million, or 5.9%, for the nine months ended June 30, 2004 partially offset by a $1.1 million, or 9.3%, decrease in interest expense during such period. Calculated on a tax-equivalent basis, the decrease in interest income was attributable to a 61 basis point decrease in the weighted yield earned on Company's interest-earning assets offset, in part, by an increase of $27.1 million, or 5.4%, in the average balance of such assets. The decrease in interest expense was primarily due to a 49 basis point (on a tax-equivalent basis) decrease in the weighted average rate paid on the Company's interest-bearing liabilities, partially offset by a $31.2 million, or 6.5%, increase in the average balance of such liabilities.

The adjustment of tax exempt securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information. Management believes that it is a common practice in the banking industry to present net interest margin, net interest rate spread and net interest income on a fully tax equivalent basis when a significant proportion of interest-earning assets are tax-free. Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons. A GAAP reconciliation is included below.

                                                            FOR THE THREE MONTHS ENDED
                                              ---------------------------------------------------------
                                                     JUNE 30, 2004                JUNE 30, 2003
                                              ---------------------------------------------------------
                                                                  Average                       Average
                                              Average              Yield/   Average             Yield/
(Dollars in thousands)                        Balance   Interest   Cost     Balance   Interest   Cost
                                              ------    --------   ----     -------   --------   ----
Interest-earning assets:
   Loans receivable(1) (2)                    $296,824   $4,331     5.84%  $291,305    $4,574     6.28%
   Mortgage-related securities(2)              141,377    1,327     3.75    128,550     1,152     3.58
   Investment securities(2)                     80,378      917     4.56     82,291       970     4.71
   Other interest-earning assets                11,091       17     0.61     11,436        20     0.70
                                              --------   ------            --------    ------

      Total interest-earning assets            529,670   $6,592     4.98    513,582    $6,716     5.23
                                              --------   ------   ------   --------    ------   ------
Non-interest-earning assets                     34,104                       29,808
                                              --------                     --------
   Total assets                               $563,774                     $543,390
                                              ========                     ========
Interest-bearing liabilities:
   Deposits                                   $347,979   $1,405     1.62   $347,310    $1,822     2.10
   FHLB advances and other borrowings          156,429    1,763     4.51    134,957     1,754     5.20
   Junior subordinated debentures               21,572      418     7.75     21,608       417     7.72
                                              --------   ------            --------    ------

      Total interest-bearing liabilities       525,980    3,586     2.73    503,875     3,993     3.17
                                              --------   ------   ------   --------    ------   ------

Interest rate spread                                                2.25%                         2.06%
                                                                  ======                        ======
Non-interest-bearing liabilities                 6,715                        6,463
                                              --------                     --------
   Total liabilities                           532,695                      510,338
Stockholders' equity                            31,079                       33,052
                                              --------                     --------

Total liabilities and stockholders' equity    $563,774                     $543,390
                                              ========                     ========
Net interest-earning assets                   $  3,690                     $  9,707
                                              ========                     ========
Net interest income                                      $3,006                        $2,723
                                                         ======                        ======
Net interest margin(3)                                              2.27%                         2.12%
                                                                  ======                        ======
Ratio of average interest-earning assets
     to average interest-bearing liabilities                      100.70%                       101.93%
                                                                  ======                        ======

--------------------

(1) Includes non-accrual loans.

(2) Includes assets classified as either available for sale or held for sale.

(3) Net interest income divided by interest-earning assets.

                                                              FOR THE NINE MONTHS ENDED
                                              ---------------------------------------------------------
                                                     JUNE 30, 2004                JUNE 30, 2003
                                              ---------------------------------------------------------
                                                                  Average                       Average
                                              Average              Yield/   Average             Yield/
(Dollars in thousands)                        Balance   Interest   Cost     Balance   Interest   Cost
                                              ------    --------   ----     -------   --------   ----
Interest-earning assets:
   Loans receivable(1) (2)                    $293,283  $13,154     5.98%  $290,178    $14,407    6.62%
   Mortgage-related securities(2)              135,129    3,852     3.80    109,627      3,454    4.20
   Investment securities(2)                     84,992    2,793     4.38     82,845      3,146    5.06
   Other interest-earning assets                12,304       52     0.56     15,922        105    0.88
                                              --------  -------            --------    -------
      Total interest-earning assets            525,708  $19,851     5.04    498,572    $21,112    5.65
                                              --------  -------   ------   --------    -------  ------
Non-interest-earning assets                     31,592                       30,061
                                              --------                     --------
   Total assets                               $557,300                     $528,633
                                              ========                     ========
Interest-bearing liabilities:

   Deposits                                   $348,451  $ 4,481     1.71   $339,209    $ 5,655    2.22
   FHLB advances and other borrowings          151,941    5,265     4.62    129,451      5,201    5.36
   Junior subordinated debentures               21,581    1,246     7.70     21,618      1,264    7.80
                                              --------  -------            --------    -------
      Total interest-bearing liabilities       521,973   10,992     2.81    490,278     12,120    3.30
                                              --------  -------   ------   --------    -------  ------

Interest rate spread                                                2.23%                         2.35%
                                                                  ======                        ======
Non-interest-bearing liabilities                 3,730                        5,480
                                              --------                     --------
   Total liabilities                           525,703                      495,758
Stockholders' equity                            31,597                       32,875
                                              --------                     --------

Total liabilities and stockholders' equity    $557,300                     $528,633
                                              ========                     ========
Net interest-earning assets                   $  3,735                     $  8,294
                                              ========                     ========
Net interest income                                     $ 8,859                        $ 8,992
                                                        =======                        =======
Net interest margin(3)                                              2.25%                         2.40%
                                                                  ======                        ======
Ratio of average interest-earning assets
     to average interest-bearing liabilities                      100.72%                       101.69%
                                                                  ======                        ======

------------------

(1) Includes non-accrual loans.

(2) Includes assets classified as either available for sale or held for sale.

(3) Net interest income divided by interest-earning assets.

Although management believes that the above mentioned non-GAAP financial measures enhance investor's understanding of the Company's business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliation of these non-GAAP financial measures from GAAP to non-GAAP is presented below.

                                                            FOR THE THREE MONTHS ENDED
                                               ---------------------------------------------------
                                                    JUNE 30, 2004               JUNE 30, 2003
                                               -----------------------    ------------------------
                                                             AVERAGE                     AVERAGE
(Dollars in thousands)                         INTEREST     YIELD/COST    INTEREST      YIELD/COST
                                               --------     ----------    --------      ----------
Investment securities - nontaxable              $  829         4.13%       $  869          4.22%
Tax equivalent adjustments                          88                        101
                                                ------                     ------
Investment securities - nontaxable to a
  taxable equivalent yield                      $  917         4.56%       $  970          4.71%
                                                ======                     ======

Net interest income                             $2,918                     $2,622
Tax equivalent adjustment                           88                        101
                                                ------                     ------
Net interest income, tax equivalent             $3,006                     $2,723
                                                ======                     ======
Net interest rate spread, no tax  adjustment                   2.18%                       1.98%
Net interest margin, no tax adjustment                         2.20%                       2.04%

                                                             FOR THE NINE MONTHS ENDED
                                               ---------------------------------------------------
                                                    JUNE 30, 2004               JUNE 30, 2003
                                               -----------------------    ------------------------
                                                             AVERAGE                     AVERAGE
(Dollars in thousands)                         INTEREST     YIELD/COST    INTEREST      YIELD/COST
                                               --------     ----------    --------      ----------
Investment securities - nontaxable              $2,521         3.95%       $2,838          4.57%
Tax equivalent adjustments                         272                        308
                                                ------                     ------
Investment securities - nontaxable to a
  taxable equivalent yield                      $2,793         4.38%       $3,146          5.06%
                                                ======                     ======

Net interest income                             $8,587                     $8,684
Tax equivalent adjustment                          272                        308
                                                ------                     ------
Net interest income, tax equivalent             $8,859                     $8,992
                                                ======                     ======
Net interest rate spread, no tax  adjustment                   2.16%                       2.27%
Net interest margin, no tax adjustment                         2.18%                       2.32%

PROVISION FOR LOAN LOSSES.

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management's analysis includes consideration of the Company's historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company's primary market area, and other factors related to the collectibility of the Company's loan and loans held for sale portfolios. The Company's provision for loan losses decreased to $75,000 for the three months ended June 30, 2004 as compared to $195,000 for the same period in 2003. For the nine months ended June 30, 2004 and 2003, the provision for loan losses amounted to $225,000 and $585,000, respectively. The decreases in the provision were due to the Company's overall asset quality.

At June 30, 2004, non-performing assets increased slightly to $3.1 million, or 0.55% to total assets, from $3.0 million at September 30, 2003. Included in non-performing assets is $1.3 million of real estate owned consisting primarily of a $1.1 million commercial real estate property. This commercial real estate property is a 25% participation interest in an 18-hole golf course and a golf house located in Avondale, Pennsylvania. In April 2004, the lead lender has agreed on terms to sell the property and property is currently scheduled for August settlement. Presently, the Bank expects no further loss upon the sale of this property.

The coverage ratio, which is the ratio of the allowance for loan losses to non-performing loans, was 116.49% and 127.63% at June 30, 2004 and September 30, 2003, respectively. Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

NON-INTEREST INCOME.

Non-interest income decreased $433,000 to $575,000 for the three months ended June 30, 2004 as compared to the same period last year. The decrease was primarily the result of a $202,000 decrease in the gain on sales of investment securities. The Company's sales activity was significantly higher in 2003 due to favorable market conditions which existed in such year. In addition, the cash surrender value of certain insurance policies held by the Bank decreased $191,000 due to a decline in the values in the underlying investment of equity securities compared to the same period last year. With the slowdown in the refinance market, the gain on sales of loans held for sale decreased $144,000 compared to the same period last year. Non-interest income increased $1.6 million to $3.8 million for the nine months ended June 30, 2004 in comparison to the same period last year. Increases in income of $1.2 million and $741,000 were recognized from the sale of investment and mortgage-related securities and other non-interest income, respectively, partially offset by a $324,000 decrease in the gain on sales of loans held for sale. The gain on the sales of investment securities reflected primarily the proceeds from the sale or exchange of the securities held by the Company issued by entities which were acquired. The increase in other non-interest income was a result of the Company recognizing income of $550,000 in connection with a repayment of a commercial real estate loan. Under the terms of the loan, certain additional contingent payments were due upon repayment of the loan in full.

NON-INTEREST EXPENSE.

Non-interest expense for the quarter ended June 30, 2004 increased $24,000, or 0.92% from the same period last year primarily due to increases of $33,000, or 20.4%, in professional fees, $18,000, or 24.3%, in advertising and $50,000, or 9.6%, in other non-interest expenses offset by a $79,000 decrease in compensation and employee benefit expense. Non-interest expense for the nine months ended June 30, 2004 increased $2.0 million, or 26.6%, by comparison to the same period in the prior year primarily due to an increase in compensation and employee benefit expense. The increase in compensation and employee benefit expenses was primarily due to an additional $598,000 expense relating to the funding of a non-qualified supplemental retirement plan for certain executive officers as well as to the prepayment of the outstanding loan balance on the original loan to the Company's employee stock ownership plan ("ESOP") which resulted in $453,000 of expense. To a lesser degree, the increase in compensation and benefit expense was due to additional personnel and merit increases. In addition, the increase in non-interest expense was also due to increases of $152,000 and $150,000 in professional fees and real estate operations, respectively.

INCOME TAX EXPENSE.

Income tax expense decreased $2,000 to $146,000 for the three months ended June 30, 2004 compared to the same period in 2003 while decreasing $4,000 to $501,000 for the nine months ended June 30, 2004. The decreases for the three and nine months ended June 30, 2004 resulted from the reduction in tax-free income as compared to the same period in 2003 as well as a reduced net income.

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

Management believes the allowance for loan losses at June 30, 2004 was at a level to cover the known and inherent losses in the portfolio that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. Management reviews the allowance for loan losses not less than quarterly.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through short-term borrowings to satisfy its funding commitments. At June 30, 2004, the Company had short-term borrowings (due within one year or currently callable by the Federal Home Loan Bank ("FHLB")) outstanding of $142.2 million, primarily consisting of advances from the FHLB of Pittsburgh.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to fund maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At June 30, 2004, total approved loan commitments outstanding amounted to $8.8 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $35.2 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2004 totaled $105.5 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

As of June 30, 2004, the Bank had regulatory capital which was in excess of applicable requirements. The Bank is required under applicable federal banking regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital equal to at least 8.0% of its risk-weighted assets. At June 30, 2004, the Bank had tangible capital and core capital equal to 8.1% of adjusted total assets and total capital equal to 15.5% of risk-weighted assets.

INVESTMENT AND MORTGAGE-RELATED SECURITIES.

The Company reviews the investment and mortgage-related securities portfolios on a periodic basis to specifically review individual securities for any meaningful decline in market value below amortized cost. The analysis addresses all securities whose fair value is significantly below amortized cost at the time of the analysis, with additional emphasis placed on securities whose fair value has been below amortized cost for an extended period of time. As part of the periodic review process, the Company utilizes the expertise of outside professional asset managers who provide an updated assessment of each issuer's current credit situation based on recent issuer activities, such as quarterly earnings announcements or other pertinent financial news for the issuer, recent developments in a particular industry, the economic outlook for a particular industry and rating agency actions.

In addition to issuer-specific financial information and general economic data, the Company also considers the ability and intent of its operations to hold a particular security to maturity or until the market value of the security recovers to a level in excess of the carrying value.

Of the securities in an unrealized loss position, there are three securities in the portfolio with an unrealized loss position longer than 12 months. Two securities are mortgage-related with a fair value of $1.8 million and a cost of $1.9 million. The third security is a preferred security with a fair value of $4.0 million and a cost of $5.0 million. The preferred security is rated AAA with an unrealized loss of $974,000. The preferred security is at a loss because of the low interest rate environment. The Company has no current plans to dispose of this security. The Company believes that all the securities with an unrealized loss are only temporarily impaired.

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

The interest rate risk measures used by the OTS include an "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure." The "Post-Shock" NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low "Post-Shock" NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The "Sensitivity Measure" is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following sets forth the Bank's NPV as of June 30, 2004.

                                       Net Portfolio Value
                                     (Dollars in thousands)
-----------------------------------------------------------------------------------------------
 Changes in                                                           Net
  Rates in                     Dollar        Percentage        Portfolio Value As
Basis Points     Amount        Change          Change            a % of Assets          Change
-----------------------------------------------------------------------------------------------
     300        $33,783       $(24,163)         (42)%                6.20%              (376)bp
     200         42,785        (15,161)         (27)                 7.68               (228)bp
     100         51,031         (6,915)         (12)                 8.96               (100)bp
       0         57,946             --           --                  9.96                 --
    (100)        59,897          1,951            3                 10.15                (19)bp

As of June 30, 2004, the Company's NPV was $57.9 million or 9.96% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $42.8 million or 7.68% of the market value of assets. The change in the NPV ratio or the Company's sensitivity measure was (2.28) %.

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

                     Total                       Total Number of           Maximum Number of
                     Number       Average      Shares Purchased as      Shares that May Yet Be
                   of Shares     Price Paid      Part of Publicly         Purchased Under the
    Period (1)     Purchased     per Share        Announced Plan                 Plan
-------------------------------------------------------------------------------------------------
April 1-30, 2004       --            --                 --                      56,332

May 1-31, 2004         --            --                 --                      56,332

June 1-30, 2004        --            --                 --                      56,332
                     ----          ----               ----

     Total             --            --                 --                      56,332
                     ====          ====               ====                      ======

-------------------------

(1) On January 31, 2003, the Company announced its current program to repurchase up to 101,000 of shares of common stock of the Company. The program has an expiration date of July 31, 2004, unless extended. The table above does not include 86,658 shares purchased at an average cost per share of $27.23 by the Company's ESOP. The number of shares purchased in each of three periods set forth above was 0, 78,200 and 2,184, respectively, at an average cost per share of $0, $27.28 and $24.88, respectively. The ESOP has been authorized to purchase up to 100,000 shares.

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

(a)     List of Exhibits

Exhibit                                 Description
-------                                 -----------
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

  32.1          Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

  32.2          Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

        (b) Reports on Form 8-K

   Date                             Item and Description
   ----                             --------------------
05/06/2004      Item 12. On May 5, 2004, the Company issued a press release reporting its earnings for the quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST KEYSTONE FINANCIAL, INC.

Date: August 13, 2004                 By: /s/ Donald S. Guthrie
                                         ---------------------------------
                                      Donald S. Guthrie
                                      Chairman and Chief Executive Officer

Date: August 13, 2004                 By: /s/ Rose M. DiMarco
                                         ---------------------------------
                                      Rose M. DiMarco
                                      Chief Financial Officer