Form 10-K
period 2004-09-30
FIRST KEYSTONE FINANCIAL INC
filed 2004-12-29
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

                                     - OR -

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 126-2).
Yes [ ] No [X]

The aggregate market value of the shares of Common Stock of the Registrant issued and outstanding on December 10, 2004, which excludes 332,827 shares held by all directors and officers of the Registrant as a group, was approximately $45.5 million. This figure is based on the closing price of $28.50 per share of the Registrant's Common stock on March 31, 2004, the last business day of the Registrant's second fiscal quarter.

Number of shares of Common Stock outstanding as of December 10, 2004:  1,928,604

                       DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the definitive proxy statement for the 2005 Annual Meeting of Stockholders are incorporated into Part III.

                         FIRST KEYSTONE FINANCIAL, INC.
                                    FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004
                                      INDEX

                                                                                                                     Page
                                                                                                                     ----
PART I
Item 1.     Business                                                                                                  1
Item 2.     Properties                                                                                               36
Item 3.     Legal Proceedings                                                                                        37
Item 4.     Submission of Matters to a Vote of Security Holders                                                      37

PART II
Item 5.     Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity         37
            Securities
Item 6.     Selected Financial Data                                                                                  39
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations                    41
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk                                               53
Item 8.     Financial Statements and Supplementary Data                                                              55
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures                    84

Item 9A.    Control and Procedures                                                                                   84
Item 9B.    Other Information                                                                                        84

PART III
Item 10.    Directors and Executive Officers of the Registrant                                                       84
Item 11.    Executive Compensation                                                                                   84
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters           85

Item 13.    Certain Relationships and Related Transactions                                                           85
Item 14.    Principal Accounting Fees and Services                                                                   85

PART IV
Item 15.    Exhibits, Financial Statement Schedules, and Reports of Form 8-K                                         85
            SIGNATURES                                                                                               88

                      [This page left blank intentionally]

PART I.

ITEM 1. BUSINESS.

GENERAL

      First Keystone Financial, Inc. (the "Company") is a Pennsylvania corporation and the sole shareholder of First Keystone Bank, a federally chartered stock savings bank (the "Bank"), which converted to the stock form of organization in January 1995. The only significant assets of the Company are the capital stock of the Bank, the Company's loan to its employee stock ownership plan, and various equity and other investments. See Note 18 of the Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2004 set forth in Item 8, "Financial Statements and Supplementary Data." The business of the Company primarily consists of the business of the Bank.

      The Bank is a community oriented bank emphasizing customer service and convenience. The Bank's primary business is attracting deposits from the general public and using those funds together with other available sources of funds, primarily borrowings, to originate loans. A substantial portion of the Bank's deposits are comprised of core deposits consisting of NOW, non-interest-bearing accounts, money market deposit accounts ("MMDA") and passbook accounts. Core deposits amounted to $180.0 million or 52.2% of the Bank's total deposits at September 30, 2004. The Bank's primary lending emphasis is the origination of loans secured by first and second liens on single-family (one-to-four units) residences located in Delaware and Chester Counties, Pennsylvania and to a lesser degree, Montgomery County, Pennsylvania and New Castle County, Delaware. The Bank originates residential first mortgage loans with either fixed and/or adjustable rates. Adjustable-rate loans are retained for the Bank's portfolio while fixed-rate loans may be sold in the secondary market depending on the Bank's asset/liability strategy, cash flow needs and current market conditions. The Bank also originates for portfolio, due to their generally shorter terms, adjustable or variable interest rates and generally higher yields, loans secured by commercial and multi-family residential real estate properties located within the Bank's market area. The Bank's management continues to remain focused on implementation of its long-term strategic plan of shifting its loan composition toward commercial business loans, construction loans and home equity loans and lines of credit in order to provide a higher yielding portfolio with generally shorter terms. This effort to keep shorter term loans in portfolio resulted in a $10.2 million increase in outstanding balances in home equity loans and lines of credit at September 30, 2004, representing a 30.5% increase in this category compared to the previous fiscal year. Multi-family residential and commercial real estate loans amounted to $64.5 million or 20.0% of the total loan portfolio at September 30, 2004. The Bank has on occasion purchased loan participation interests in both residential and commercial real estate loans depending on market conditions and portfolio needs, although no such purchases were made during the fiscal year ended September 30, 2004.

      In addition to its deposit gathering and lending activities, the Bank invests in mortgage-related securities, which are issued or guaranteed by U.S. Government agencies and government sponsored or private enterprises, as well as U.S. Treasury and federal government agency obligations, corporate bonds and municipal obligations. At September 30, 2004, the Bank's mortgage-related securities (both available for sale and held to maturity) amounted to $135.0 million, or 23.6% of the Company's total assets, and investment securities (both available for sale and held to maturity) amounted to $68.9 million, or 12.0% of total assets.

MARKET AREA AND COMPETITION

      The Bank's primary market area is in Delaware and Chester Counties, which is located in the southeastern corner of Pennsylvania between two metropolitan areas, Philadelphia, Pennsylvania and Wilmington, Delaware. There is easy access to I-95, the Philadelphia International Airport and the Delaware River. The Bank is fortunate to be located in such a desirable geographic area. New York City is just 92 miles away from the Bank's headquarters in Media, Pennsylvania, while Baltimore, Maryland and Washington, DC are only 80 miles and 127 miles away, respectively.

      Through an extensive highway and telecommunications network, the Delaware County's economy is knitted tightly into a regional economy of more than 2.5 million workers. Census 2000 lists Delaware County as having 14,394 business establishments. Most of the businesses are in corporate and professional services, distributive services and the manufacturing sector. Census 2000 also shows Delaware County has a large, well-educated, and skilled labor force. Nearly one quarter of the County's population has earned a four-year college degree. Philadelphia's central location in the Northeast corridor, infrastructure and other factors has made the Bank's market area attractive to many large corporate employers including Comcast Corp., Boeing, State Farm Insurance, United Parcel Service, PECO Energy, SAP America, Inc., Wawa and many others.

      The Philadelphia area economy is typical of many large northeastern cities where the traditional manufacturing based economy has declined and has been replaced by the service sector including the health care market. Crozer/Keystone Health System, Mercy Health Corp and Astra-Zeneca are among the larger employers within the Bank's market area. According to the Delaware County Chamber of Commerce, there are 67 degree-granting institutions in the Delaware Valley region representing more colleges and universities than any other area in the United States. Delaware County also has one of the nation's lowest unemployment rates and one of the most active Chamber of Commerce Offices in the Commonwealth. The U.S. Small Business Administration, Philadelphia District Office, named the Delaware County Chamber the Eastern Region Chamber of the Year in 2001. This is the second time the Chamber received this level of recognition.

      The population of Delaware County is reported at over half a million residents and is the fourth most populated county in the Commonwealth of Pennsylvania. Much of the growth and development continues to be in the western part of the county and adjacent Chester County. Unemployment in Chester County is extremely low at 3.7% compared to the rest of the Commonwealth which is at 6.0%. The Bank continues to benefit from this growth as its Chester Heights office, situated in a prime location in Western Delaware County, has exceeded the Company's deposit and consumer loan projections year after year. Chester County's growth rate is expected to increase further in the next decade. The communities in Chester County that are experiencing growth are East Marlborough Township, New Garden Township and East Goshen which surround the Bank's Chester County office. As a result of the anticipated growth in fiscal 2004, the Bank expanded its Willowdale Branch office in Chester County to a full-service free-standing branch.

      The Bank experiences strong competition for real estate loans principally from other savings associations, commercial banks and mortgage-banking companies. The Bank competes for loans principally through the interest rates and loan fees it charges, the efficiency and quality of the services it provides borrowers and the convenient locations of its branch office network. Recognizing that convenience, as it relates to branch locations, is still a primary motivator in attracting new deposits, the Bank just completed the construction of its eighth full-service free-standing branch on a corner property in Aston Township, Delaware County, a densely populated area in the heart of the Bank's marketplace. The building's design is part of our corporate branding strategy and now complements our Chester Heights and Willowdale branches.

      The Bank faces strong competition both in attracting deposits and making real estate loans. Its most direct competition for deposits has historically come from other savings associations, credit unions and commercial banks located in its market area including many large regional financial institutions which have greater financial and marketing resources available to them. The ability of the Bank to attract and retain core deposits depends on its ability to provide a competitive rate of return, liquidity and risk comparable to that offered by competing investment opportunities. The Bank's management remains focused on attracting core deposits through its branch network, business development efforts and commercial business relationships. Core deposits represented 52.2% of the Bank's total deposit portfolio at September 30, 2004. According to Sheshunoff, the Branches of PA 2004, First Keystone Bank ranks seventh in deposits or 3.66% of deposit market share for Delaware County.

FORWARD-LOOKING STATEMENTS

      In this Annual Report on Form 10-K, the Company has included certain forward-looking statements concerning the future operations of the Company. It is management's desire to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all forward-looking statements contained in this Annual Report. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors. Such forward-looking statements may be identified by the use of words such as believe, expect, should, estimated, potential and similar expressions. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, business strategy, expected or anticipated revenue, results of operations and the business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. Factors that could affect results include interest rate trends, deposit flows, competition, the general economic climate in Delaware and Chester counties, the mid-Atlantic region and the United States as a whole, loan demand, real estate values, loan delinquency rates, levels of non-performing assets, changes in federal and state regulation, changes in accounting policies and practices and other uncertainties described in the Company's filings with the Securities and Exchange Commission, including the Form 10-K. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company assumes no obligation to update or revise forward-looking statements to reflect any changed assumptions, any unanticipated events or any changes in the future.

LENDING ACTIVITIES

      Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated (excluding loans held for sale).

                                                                             September 30,
                                    ----------------------------------------------------------------------------------------------
                                           2004               2003                2002                2001               2000
                                    ----------------------------------------------------------------------------------------------
                                     Amount      %      Amount      %      Amount       %       Amount     %      Amount      %
                                    --------   ------  --------   ------  ---------   ------  ---------  ------  ---------  ------
                                                                        (Dollars in thousands)
Real estate loans:
 Single-family                      $163,907    50.87% $166,042    55.51% $ 173,736    57.32% $ 160,289   59.81% $ 160,143   65.54%
 Multi-family and commercial          64,509    20.02    59,022    19.73     60,379    19.92     43,472   16.22     37,870   15.50
 Construction and land                38,078    11.82    28,975     9.69     28,292     9.33     29,117   10.86     17,905    7.33
 Home equity loans and lines of
  credit                              43,621    13.54    33,459    11.19     27,595     9.10     25,847    9.65     22,597    9.25
                                    --------   ------  --------   ------  ---------   ------  ---------  ------  ---------  ------
  Total real estate loans            310,115    96.25   287,498    96.12    290,002    95.67    258,725   96.54    238,515   97.62
                                    --------   ------  --------   ------  ---------   ------  ---------  ------  ---------  ------
Consumer:
 Deposit                                 133      .04       112      .04        144      .05        232     .09        251     .10
 Education                                --       --        --       --         --       --         --      --        285     .12
 Unsecured personal loans                629      .20       547      .18        322      .11        133     .05         --      --
 Other (1)                               709      .21       779      .26        736      .24        760     .28        807     .33
                                    --------   ------  --------   ------  ---------   ------  ---------  ------  ---------  ------
  Total consumer loans                 1,471      .45     1,438      .48      1,202      .40      1,125     .42      1,343     .55
                                    --------   ------  --------   ------  ---------   ------  ---------  ------  ---------  ------
Commercial business loans             10,624     3.30    10,161     3.40     11,919     3.93      8,158    3.04      4,475    1.83
                                    --------   ------  --------   ------  ---------   ------  ---------  ------  ---------  ------
  Total loans receivable (2)         322,210   100.00%  299,097   100.00%   303,123   100.00%   268,008  100.00%   244,333  100.00%
                                    --------   ======  --------   ======  ---------   ======  ---------  ======  ---------  ======

Less:
 Loans in process                     15,807             10,655              11,384              17,016             10,330
 Deferred loan origination fees
  and discounts                          116                 35                 605               1,147              1,298
 Allowance for loan losses             2,039              1,986               2,358               2,181              2,019
                                    --------           --------           ---------           ---------          ---------
  Total loans receivable, net       $304,248           $286,421           $ 288,776           $ 247,664          $ 230,686
                                    ========           ========           =========           =========          =========

-------------------

(1)   Consists primarily of credit card loans.

(2)   Does not include $172,000, $4.5 million, $501,000, $225,000 and $3.1 million of loans held for sale at September 30, 2004, 2003, 2002, 2001 and 2000, respectively.

      Contractual Principal Repayments. The following table sets forth the scheduled contractual maturities of the Bank's loans held to maturity at September 30, 2004. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank's loan portfolio held to maturity.

                                                    Real Estate Loans
                                        ----------------------------------------------------
                                                       Multi-family                           Consumer and
                                        Single-family      and       Construction              Commercial
                                             (1)        Commercial     and Land      Total    Business Loans   Total
                                        -------------  ------------  ------------  ---------  --------------  --------
                                                                 (Dollars in thousands)
Amounts due in:
 One year or less                         $ 10,053       $  5,536      $38,078     $  53,667    $11,330       $ 64,997
 After one year through three years         21,829         12,662           --        34,491        338         34,829
 After three years through five years       25,240          6,675           --        31,915        146         32,061
 After five years through ten years         86,180         14,685           --       100,865        101        100,966
 After ten years through fifteen years      37,546         12,941           --        50,487         24         50,511
 Over fifteen years                         26,679         12,011           --        38,690        156         38,846
                                          --------       --------      -------     ---------    -------       --------
  Total (2)                               $207,527       $ 64,510      $38,078     $ 310,115    $12,095       $322,210
                                          ========       ========      =======     =========    =======       ========
Interest rate terms on amounts due
  after one year:
 Fixed                                                                             $ 160,503    $   454       $160,957
 Adjustable                                                                           95,945        311         96,256
                                                                                   ---------    -------       --------
  Total (2)                                                                        $ 256,448    $   765       $257,213
                                                                                   =========    =======       ========

----------------------

(1)   Includes home equity loans and lines of credit.

(2) Does not include adjustments relating to loans in process, allowances for loan losses and deferred fee income and discounts.

      Scheduled contractual amortization of loans does not reflect the expected term of the Bank's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses which give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan rates are lower than rates on existing mortgage loans, due to refinancings of adjustable-rate and fixed-rate loans at lower rates. Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

      Loan Origination, Purchase and Sale Activity. The following table shows the loan origination, purchase and sale activity of the Bank during the periods indicated.

                                                                 Year Ended September 30,
                                                           -------------------------------------
                                                             2004          2003          2002
                                                           ---------     ---------     ---------
                                                                 (Dollars in thousands)
Gross loans at beginning of period(1)                      $ 303,595     $ 303,624     $ 268,233
                                                           ---------     ---------     ---------
Loan originations for investment:
  Real estate:
    Residential                                               35,214        80,722        60,719
    Commercial and multi-family                               26,560        13,890        31,300
    Construction                                              28,816        24,578        28,741
    Home equity and lines of credit                           29,133        29,920        21,710
                                                           ---------     ---------     ---------
      Total real estate loans originated for investment      119,723       149,110       142,470
    Consumer                                                   2,695         2,927         2,825
    Commercial business                                       13,734        17,548        21,555
                                                           ---------     ---------     ---------
      Total loans originated for investment                  136,152       169,585       166,850
Loans originated for resale                                    9,671        30,995         3,712
                                                           ---------     ---------     ---------
      Total originations                                     145,823       200,580       170,562
                                                           ---------     ---------     ---------
Deduct:
  Principal loan repayments and prepayments                 (117,069)     (171,489)     (131,374)
  Transferred to real estate owned                              (153)       (2,122)         (361)
  Loans sold in secondary market                              (9,814)      (26,998)       (3,436)
                                                           ---------     ---------     ---------
      Subtotal                                              (127,036)     (200,609)     (135,171)
                                                           ---------     ---------     ---------
Net increase (decrease) in loans(1)                           18,787           (29)       35,391
                                                           ---------     ---------     ---------
Gross loans at end of period(1)                            $ 322,382     $ 303,595     $ 303,624
                                                           =========     =========     =========

----------------------------

(1) Includes loans held for sale of $172,000, $4.5 million and $501,000 at September 30, 2004, 2003 and 2002, respectively.

      The residential lending activities of the Bank are subject to written underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Loan applications may be taken at all of the Bank's branch offices by the branch manager or other designated loan officers. Applications for single-family residential mortgage loans for portfolio retention are obtained predominately through loan originators who are employees of the Bank. The Bank's residential loan originators will take loan applications outside of the Bank's offices at the customer's convenience and are compensated on a commission basis. The Residential Lending Department supervises the process of obtaining credit reports, appraisals and other documentation involved with the adjustment of a loan. In most cases, the Bank requires that a property appraisal be obtained in connection with all new first mortgage loans. Generally, appraisals are not required on home equity loans below $250,000 because alternative means of valuation are used (i.e. tax assessments). Property appraisals generally are performed by an independent appraiser from a list approved by the Bank's Board of Directors. The Bank requires that title insurance (other than with respect to home equity loans) and hazard insurance be maintained on all security properties and that flood insurance be maintained if the property is within a designated flood plain.

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

      Applications for single-family residential mortgage loans which are originated for resale in the secondary market or loans designated for portfolio retention that conform to the requirements for resale into the secondary market and do not exceed Fannie Mae ("FNMA") or Freddie Mac ("FHLMC") limits are approved by at least one of the following: the Bank's Director of Lending, the Vice President of Residential Lending, the Senior Mortgage Loan underwriter or the Loan Committee (a committee comprised of four directors and the Director of Lending). Residential mortgage loans in excess of FNMA/FHLMC maximum amounts (currently $333,700 for single-family properties) but less than $1.0 million must be approved by the Loan Committee. All mortgage loans in excess of $1.0 million must be approved by the Bank's Board of Directors or the Executive Committee thereof. Commercial and multi-family residential real estate loans in excess of $250,000 and construction loans must be approved by the Loan Committee. All mortgage loans which do not require approval by the Board of Directors are submitted to the Board at its next meeting for review and ratification. Home equity loans and lines of credit up to $250,000 can be approved by the Director of Lending, the Vice President of Construction Loans, the Vice President of Residential Lending or the Senior Mortgage Loan Underwriter. Loans in excess of such amount must be approved by the Loan Committee.

      Single-Family Residential Loans. Substantially all of the Bank's single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration or partially guaranteed by the Department of Veterans Affairs. The vast majority of the Bank's single-family residential mortgage loans are secured by properties located in Pennsylvania, primarily in Delaware and Chester Counties, and are originated under terms and documentation which permit their sale to FHLMC or FNMA. The Bank, consistent with its asset/liability management strategies, sells some of its newly originated 30 year term fixed-rate residential mortgage loans and to a limited degree, existing longer term fixed-rate residential mortgage loans while retaining adjustable-rate mortgage loans and shorter term fixed-rate residential mortgage loans. See "- Mortgage-Banking Activities."

      The single-family residential mortgage loans offered by the Bank currently consist of fixed-rate loans, including bi-weekly and balloon loans and adjustable-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank's fixed-rate loans are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as FHLMC or FNMA, and other purchasers in the secondary mortgage market. The Bank also offers bi-weekly loans under the terms of which the borrower makes payments every two weeks. Although such loans have a 30 year amortization schedule, due to the bi-weekly payment schedule, such loans repay substantially more rapidly than a standard monthly amortizing 30-year fixed-rate loan. The Bank also offers five and seven year balloon loans which provide that the borrower can conditionally renew the loan at the fifth or seventh year at a then to-be-determined interest rate for the remaining 25 or 23 years, respectively, of the amortization period. At September 30, 2004, $144.7 million, or 88.3% of the Bank's single-family residential mortgage loans held in portfolio were fixed-rate loans, including $11.2 million of bi-weekly, fixed-rate residential mortgage loans.

      The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three or five years in accordance with a designated index, such as U.S. Treasury obligations, adjusted to a constant maturity ("CMT"), plus a stipulated margin. The Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a maximum adjustment limit of 6% on any such increase or decrease over the life of the loan. In order to increase the originations of adjustable-rate loans, the Bank has been originating loans which bear a fixed interest rate for a period of three to five years after which they convert to one-year adjustable-rate loans. The Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization. Although the Bank does offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year CMT are underwritten using methods approved by FHLMC or FNMA which require borrowers to be qualified at 2% above the discounted loan rate under certain conditions. At September 30, 2004, $19.2 million, or 11.7%, of the Bank's single-family residential mortgage loans held for portfolio were adjustable-rate loans.

      Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks. In the event interest rates increase, the loan payment by the borrower also increases to the extent permitted by the terms of the loan, thereby increasing the potential for default. In addition, adjustable-rate loans tend to prepay and convert to fixed rates when the overall interest rate environment is low. Moreover, as with fixed-rate loans, as interest rates increase, the marketability of the underlying collateral property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

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

      Commercial and Multi-Family Residential Real Estate Loans. In fiscal 2004, the Bank has moderately increased its investment in commercial and multi-family residential loans. Such loans are being made primarily to small- and medium-sized businesses located in the Bank's primary market area, a segment of the market that the Bank believes has continued to be under served in recent years. Loans secured by commercial and multi-family residential real estate amounted to $64.5 million, or 20.0%, of the Bank's total loan portfolio, at September 30, 2004. The Bank's commercial and multi-family residential real estate loans are secured primarily by professional office buildings, small retail establishments, warehouses and apartment buildings (with 36 units or less) located in the Bank's primary market area.

      The Bank's adjustable-rate multi-family residential and commercial real estate loans generally are either three or five-year adjustable-rate loans indexed to the CMT plus a margin. In addition, depending on collateral value and strength of the borrower, fixed-rate balloon loans and longer term fixed-rate loans may be originated. Generally, fees of up to 1% of the principal loan balance are charged to the borrower upon closing. Although terms for multi-family residential and commercial real estate loans may vary, the Bank's underwriting standards generally provide for terms of up to 20 years with amortization of the principal over the term of the loan and LTV ratios of not more than 75%. Generally, the Bank obtains personal guarantees of the principals of the borrower as additional security for any commercial real estate and multi-family residential loans and requires that the borrower have at least a 25% equity investment in any such property.

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

      Multi-family residential and commercial real estate lending entails different and significant risks when compared to single-family residential lending because such loans often involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks also can be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. The Bank attempts to minimize its risk exposure by limiting such lending to proven developers/owners, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and periodically monitoring the operation and physical condition of the collateral See "-Non-performing Assets" for further discussion of the Bank's non-performing loans.

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

      The Bank also provides construction loans (including acquisition and development loans) and revolving lines of credit to developers. The majority of construction loans consist of loans to selected local developers with whom the Bank is familiar and who build single-family dwellings on a pre-sold or, to a significantly lesser extent, on a speculative basis. The Bank generally limits to two the number of unsold units that a developer may have under construction in a project. Such loans generally have terms of 36 months or less, have generally a maximum LTV ratio of 75% of the appraised value of the property upon completion and do not require the amortization of the principal during the term. The loans are made with variable rates of interest based on the Prime Rate plus a margin adjusted on a monthly basis. The Bank also receives origination fees that generally range from 0.5% to 3.0% of the amount of the loan commitment. The borrower is required to fund a portion of the project's costs, the exact amount being determined on a case-by-case basis but usually not less than 25%. Loan proceeds are disbursed by percentage of completion of the cost of the project after inspections indicate that such disbursements are for costs already incurred and which have added to the value of the project. Only interest payments are due during the construction phase and the Bank may provide the borrower with an interest reserve from which it can pay the stated interest due thereon.

      At September 30, 2004, residential construction loans totaled $15.4 million, or 4.8%, of the total loan portfolio, primarily consisting of construction loans to developers. At September 30, 2004, commercial construction loans totaled $3.4 million, or 1.1%, of the total loan portfolio.

      The Bank also originates ground or land loans to individuals to purchase a property on which they intend to build their primary residences, as well as to developers to purchase lots to build speculative homes at a later date. Such loans have terms of 36 months or less with a maximum LTV ratio of 75% of the lower of appraised value or sale price. The loans are made with variable rates based on the Prime Rate plus a margin. The Bank also receives origination fees, which generally range between 1.0% and 3.0% of the loan amount. At September 30, 2004, land loans (including loans to acquire and develop land) totaled $19.3 million, or 6.0%, of the total loan portfolio.

      Loans to developers include both secured and unsecured lines of credit (which are classified as commercial business loans) with outstanding commitments totaling $2.4 million. All have personal guaranties of the principals and are cross-collateralized with existing loans. At September 30, 2004, loans outstanding under builder lines of credit totaled $1.7 million, or .54%, of the total loan portfolio, of which $700,000 were unsecured and given only to the Bank's most creditworthy long standing customers.

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

      Home Equity Loans and Lines of Credit. Home equity loans and home equity lines of credit are secured by the underlying equity in the borrower's primary residence or, occasionally, other types of real estate. Home equity loans are amortizing loans with fixed interest rates and generally maximum terms of 15 years while equity lines of credit have adjustable interest rates indexed to the Prime Rate. Generally home equity loans or home equity lines of credit do not exceed $100,000. The Bank's home equity loans and lines of credit generally require combined LTV ratios of 80% or less. Loans with higher LTV ratios are available but with higher interest rates and stricter credit standards. At September 30, 2004, home equity loans and lines of credit amounted to $43.6 million, or 13.5%, of the Bank's total loan portfolio.

      Consumer Lending Activities. The Bank also offers a variety of consumer loans in order to provide a full range of retail financial services to its customers. At September 30, 2004, $1.5 million, or .5 %, of the Bank's total loan portfolio was comprised of consumer loans. The Bank originates substantially all of such loans in its market area. At September 30, 2004, the Bank's consumer loan portfolio was comprised of credit card, deposit, unsecured personal loans and other consumer loans. The Bank's credit card program is primarily offered to only the Bank's most creditworthy customers. At September 30, 2004, these loans totaled $629,000, or .2%, of the total loan portfolio. Another component of the consumer loan portfolio is unsecured loans amounting to $543,000, or .2%, of the Bank's loan portfolio at September 30, 2004.

      Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

      Commercial Business Loans. The Bank has also emphasized in recent periods the growth of its commercial business loan portfolio by granting such loans directly to business enterprises that are located in its market area. The majority of such loans are for less than $1.0 million. The Bank actively targets and markets this product to small-and medium-sized businesses. Applications for commercial business loans are obtained from existing commercial customers, branch and customer referrals, direct inquiry and those that are obtained by our commercial lending officers. As of September 30, 2004, commercial business loans amounted to $10.6 million, or 3.3%, of the Bank's total loan portfolio.

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

      Although commercial business loans generally are considered to involve greater credit risk than other certain types of loans, management intends to continue to offer commercial business loans to small- and medium-sized businesses in an effort to better serve our community's needs, obtain core non-interest-bearing deposits and increase the Bank's interest rate spread and interest rate sensitivity.

      Mortgage-Banking Activities. Due to customer preference for fixed-rate loans, the Bank has continued to originate fixed-rate loans. Long-term (generally 30 years) fixed-rate loans not taken into portfolio for asset/liability purposes are sold into the secondary market. The Bank's net gain on sales of mortgage loans amounted to $54,000, $410,000, and $84,000 during the fiscal years ended September 30, 2004, 2003 and 2002, respectively. Profits from sales of loans held for sale significantly decreased in fiscal 2004 due to the slowdown in the refinancing market in 30-year loans resulting from increases in long-term interest rates. The Bank had $172,000 and $4.5 million of mortgage loans held for sale at September 30, 2004 and 2003, respectively. During fiscal 2004, management determined, based on its asset liability position, to retain a substantial portion of the loans designated held for sale at September 30, 2003 in its loan portfolio.

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

                                                                        SEPTEMBER 30,
                                                          -----------------------------------------
                                                           2004             2003             2002
                                                          -------          -------          -------
                                                                   (Dollars in thousands)
Loans originated by the Bank and serviced for:
   FNMA                                                   $   673          $   822          $ 1,054
   FHLMC                                                   49,849           50,373           50,405
   Others                                                     340              352              367
                                                          -------          -------          -------
      Total loans serviced for others                     $50,862          $51,547          $51,826
                                                          =======          =======          =======

      The Bank receives fees for servicing mortgage loans, which generally amount to 0.25% per annum on the declining principal balance of mortgage loans. Such fees serve to compensate the Bank for the costs of performing the servicing function. Other sources of loan servicing revenues include late charges. The Bank retains a portion of funds received from borrowers on the loans it services for others in payment of its servicing fees received on loans serviced for others. For fiscal years ended September 30, 2004, 2003 and 2002, the Bank earned gross fees of $132,000, $140,000 and $160,000, respectively, from loan servicing.

      Loans-to-One Borrower Limitations. Regulations impose limitations on the aggregate amount of loans that a savings institution could make to any one borrower, including related entities. Under such regulations, the permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 2004, the Bank's five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $5.3 million to $6.9 million. The Bank's loans-to-one borrower limit was $7.1 million at such date.

ASSET QUALITY

      General. As a part of the Bank's efforts to improve its asset quality, it has developed and implemented an asset classification system. All of the Bank's assets are subject to review under the classification system, but particular emphasis is placed on the review of multi-family residential and commercial real estate loans, construction loans and commercial business loans. All assets of the Bank are periodically reviewed and the classification recommendations submitted to the Asset Quality Review Committee. The Asset Quality Review Committee is composed of the President and Chief Executive Officer, the Chief Operating Officer, the Vice President of Loan Administration, the Internal Auditor and the Vice President of Construction Lending and meets at least monthly. All assets are placed into one of the four following categories: pass, substandard, doubtful and loss. The criteria used to review and establish each asset's classification are substantially identical to the asset classification system used by the Office of Thrift Supervision (the "OTS") in connection with the examination process. As of September 30, 2004, the Bank did not have any assets which it had classified as doubtful or loss. See "- Non-Performing Assets" and "- Other Classified Assets" for a discussion of certain of the Bank's assets which have been classified as substandard and regulatory classification standards generally.

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

      Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. Real estate owned is initially recorded at the lower of fair value less estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value.

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

                                                   At September 30, 2004                    At September 30, 2003
                                              --------------------------------          ---------------------------------
                                              30 to 59 days      60 to 89 days          30 to 59 days       60 to 89 days
                                              -------------      -------------          -------------       -------------
Real estate loans:
  Single-family residential                       $ --              $  277                    $ 84                $127
  Multi-family and commercial                       --               3,357(1)                  531                  --
  Home equity                                       --                 116                      64                 167
Consumer loans                                       5                   7                      12                   1
Commercial business loans                           --                 100                      60                  --
                                                  ----              ------                    ----                ----
Total                                             $  5              $3,857                    $751                $295
                                                  ====              ======                    ====                ====

----------------

(1)   Consists of one commercial real estate loan. (See "Other Classified
      Assets")

      Non-performing Assets. The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated.

                                                                    September 30,
                                               --------------------------------------------------------
                                                2004         2003         2002         2001       2000
                                               ------       ------       ------       ------     ------
                                                                (Dollars in thousands)
Non-performing loans:
  Single-family residential                    $  623       $  688       $1,237       $1,924     $2,109
  Commercial and multi-family(1)                   --          381        2,386           33         --
  Construction(2)                                 770           --           --           --         --
  Home equity and lines of credit                 243           --           --           --         --
  Consumer                                          6           16           19          314         48
  Commercial business                              --          268          138           --          3
                                               ------       ------       ------       ------     ------
     Total non-accrual loans                    1,642        1,353        3,780        2,271      2,160
                                               ------       ------       ------       ------     ------

Accruing loans more than 90 days delinquent       391(3)       203(3)     1,358(3)        31        355
                                               ------       ------       ------       ------     ------
     Total non-performing loans                 2,033        1,556        5,138        2,302      2,515
                                               ------       ------       ------       ------     ------

Real estate owned                               1,229        1,420          248          887        947
                                               ------       ------       ------       ------     ------
     Total non-performing assets               $3,262       $2,976       $5,386       $3,189     $3,462
                                               ======       ======       ======       ======     ======
Total non-performing loans
  as a percentage of gross loans
  receivable (4)                                 0.66%        0.53%        1.76%        0.92%      1.07%
                                               ======       ======       ======       ======     ======
Total non-performing assets
  as a percentage of total assets                0.57%        0.53%        1.04%        0.65%      0.75%
                                               ======       ======       ======       ======     ======


-----------------------------

(1) Consists of one loan at September 30, 2003, three loans at September 30, 2002 (all of which became real estate owned during fiscal 2003, and one loan at September 30, 2001.

(2) Consists of one single-family residential construction loan at September 30, 2004.

(3) Consists of six loans at September 30, 2004, two loans at September 30, 2003 and one commercial real estate loan of $1.3 million at September 30, 2002 which returned to current status subsequent to September 30, 2002.

(4) Includes loans receivable and loans held for sale, less construction and land loans in process and deferred loan origination fees and discounts.

      The $623,000 of non-performing single-family residential loans at September 30, 2004 consisted of 11 loans with principal balances ranging from $385 to $163,000, with an average balance of approximately $56,600. Included within the 11 loans, are two loans aggregating $225,000 to credit impaired borrowers.

      At September 30, 2004, the $770,000 of non-performing construction loans consisted of a single construction loan for a single-family dwelling located in New Castle County, Delaware. The borrower is refinancing the loan with another financial institution.

      The $243,000 of non-performing home equity and lines of credit at September 30, 2004 consisted of seven loans, with an average balance of approximately $34,700.

      Loans 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule amounted to $391,000 at September 30, 2004. The Company is working with the borrowers to refinance or extend the term of such loans.

      At September 30, 2004, the $1.2 million of real estate owned (including in-substance foreclosure) consisted of two single-family residential properties, with an average carrying value of $102,000 with the largest having a carrying value of $73,000 and a $1.1 million commercial real estate property. The commercial real estate property is an 18-hole golf course and golf house, located in Avondale, Pennsylvania. The golf facility is fully operational and continues to generate revenues. During fiscal 2004, the Bank incurred expenses in the amount of $147,000 relating to the workout of these loans. The property is under agreement of sale and the buyer is operating and incurring the expense of operating the facility.

      Other Classified Assets. Federal banking regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are four classifications for problem assets: "substandard," "doubtful", "loss" and "special mention." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

      At September 30, 2004, the Bank had $3.8 million of assets classified as substandard, and no assets classified as doubtful, loss or special mention. A substantial majority of all classified assets consist of non-performing assets.

      Included in delinquent loans at September 30, 2004 is a $3.4 million commercial real estate loan to one borrower secured by a commercial real estate property is a restaurant in Chesapeake City, Maryland. Subsequent to fiscal year-end, the loan as well as a related business line of credit extended to the borrower was classified as special mention due to the borrower's poor payment history.

      Allowance for Loan Losses. The Bank's policy is to establish reserves for estimated losses on delinquent loans when it determines that losses are probable. The allowance for losses on loans is maintained at a level believed by management to cover all known and inherent losses in its loan portfolio. Management's analysis of the adequacy of the allowance is based on an evaluation of the loan portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. However, in fiscal 2004, the level of provisions decreased due to the Bank's evaluation of its estimate of losses and charge-offs in the loan portfolio. As shown in the table below, at September 30, 2004, the Bank's allowance for loan losses amounted to 100.30% and 0.67% of the Bank's non-performing loans and gross loans receivable, respectively. At September 30, 2004, the Bank did not have any impaired loans, therefore, no related allowance for loan losses was established.

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

                                                                           YEAR ENDING SEPTEMBER 30,
                                                           -----------------------------------------------------------
                                                            2004         2003         2002          2001        2000
                                                           -------      -------      -------      -------      -------
                                                                             (Dollars in thousands)
Allowance for loan losses, beginning of period             $ 1,986      $ 2,358      $ 2,181      $ 2,019      $ 1,928
Charged-off loans:
  Single-family residential                                     --          (50)        (317)        (492)        (182)
  Multi-family and commercial                                  (62)        (941)          --           --           --
  Construction                                                  --           --           --           --         (117)
  Consumer and commercial business                            (259)        (111)         (56)         (40)         (64)
                                                           -------      -------      -------      -------      -------
    Total charged-off loans                                   (321)      (1,102)        (373)        (532)        (363)
                                                           -------      -------      -------      -------      -------
Recoveries on loans previously charged off:
  Single-family residential                                     35            4            1           11           --
  Commercial leases (1)                                         --           --           --          134           33
  Multi-family and commercial                                   32           --           --           --           --
  Consumer and commercial business                               7           11            9            9            1
                                                           -------      -------      -------      -------      -------
    Total recoveries                                            74           15           10          154           34
                                                           -------      -------      -------      -------      -------

Net loans charged-off                                         (247)      (1,087)        (363)        (378)        (329)
Provision for loan losses                                      300          715          540          540          420
                                                           -------      -------      -------      -------      -------
Allowance for loan losses, end of period                   $ 2,039      $ 1,986      $ 2,358      $ 2,181      $ 2,019
                                                           =======      =======      =======      =======      =======

Net loans charged-off to average loans outstanding(2)         0.08%        0.37%        0.13%        0.16%        0.14%
                                                           =======      =======      =======      =======      =======
Allowance for loan losses to gross loans receivable(2)        0.67%        0.68%        0.81%        0.87%        0.86%
                                                           =======      =======      =======      =======      =======
Allowance for loan losses to total non-performing loans     100.30%      127.63%       45.89%       94.74%       80.28%
                                                           =======      =======      =======      =======      =======
Net loans charged-off to allowance for loan losses           12.11%       54.73%       15.39%       17.33%       16.30%
                                                           =======      =======      =======      =======      =======
Recoveries to charge-offs                                    23.05%        1.36%        2.68%       28.95%        9.37%
                                                           =======      =======      =======      =======      =======

(1)   Relate to commercial leases purchased in prior years.

(2) Gross loans receivable and average loans outstanding include loans receivable as well as loans held for sale, less construction and land loans in process and deferred loan origination fees and discounts.

        The following table presents the Bank's allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                                          SEPTEMBER 30,
                             -------------------------------------------------------------------------------------------------------
                                         2004                 2003                2002                 2001                 2000
                             -------------------------------------------------------------------------------------------------------
                                      % OF LOANS          % OF LOANS           % OF LOANS           % OF LOANS           % OF LOANS
                                       IN EACH              IN EACH              IN EACH              IN EACH              IN EACH
                                     CATEGORY TO          CATEGORY TO          CATEGORY TO          CATEGORY TO          CATEGORY TO
                             AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS
                             ------  -----------  ------  -----------  ------  -----------  ------  -----------  ------  -----------
                                                                    (Dollars in thousands)
Single-family residential    $  700     50.87%    $  733     55.51%    $  815     57.32%    $  615     59.81%    $1,098     65.54%
Commercial and
  multi-family
  residential                   446     20.02        317     19.73        767     19.92        566     16.22        198     15.50
Construction                    467     11.82        329      9.69        304      9.33        249     10.86        171      7.33
Home equity                      57     13.54         34     11.19         40      9.10         59      9.65         41      9.25
Consumer                         11       .46         10       .48         10       .40         11       .42          8       .55
Commercial business              70      3.29        132      3.40         86      3.93         87      3.04         60      1.83
Unallocated                     288        --        431        --        336        --        594        --        443        --
                             ------    ------     ------    ------     ------    ------     ------    ------     ------    ------
    Total allowance for
      loan losses            $2,039    100.00%    $1,986    100.00%    $2,358    100.00%    $2,181    100.00%    $2,019    100.00%
                             ======    ======     ======    ======     ======    ======     ======    ======     ======    ======

MORTGAGE-RELATED AND INVESTMENT SECURITIES

      Mortgage-Related Securities. Federally chartered savings institutions have authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally insured banks and savings associations, certain bankers' acceptances and federal funds. Subject to various restrictions, federally chartered savings institutions also may invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly.

      The Bank maintains a significant portfolio of mortgage-related securities (including mortgage-backed securities and collateralized mortgage obligations ("CMOs") as a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and with limited credit risk of default which arises in holding a portfolio of loans to maturity. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family residential mortgages. The principal and interest payments on mortgage-backed securities are passed from the mortgage originators, as servicer, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include FHLMC, FNMA and the Government National Mortgage Association ("GNMA"). The Bank also invests in certain privately issued, credit enhanced mortgage-related securities rated AAA by national securities rating agencies.

      FHLMC is a public corporation chartered by the U.S. Government. FHLMC issues participation certificates backed principally by conventional mortgage loans. FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because FHLMC and FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by Federal Housing Administration ("FHA") insured and the Department of Veterans Affairs ("VA") guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because FHLMC, FNMA and GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs which is currently $333,700 (for single family dwellings).

      Mortgage-related securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate loans. As a result, the risk characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable rate) as well as prepayment risk, are passed on to the certificate holder. Thus, the life of a mortgage-backed pass-through security approximates the life of the underlying mortgages.

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

      Mortgage-related securities generally bear yields which are less than those of the loans which underlie such securities because of their payment guarantees or credit enhancements which reduce credit risk to nominal levels. However, mortgage-related securities are more liquid than individual mortgage loans and may be used to collateralize certain obligations of the Bank. At September 30, 2004, $17.1 million of the Bank's mortgage-related securities were pledged to secure various obligations of the Bank, treasury tax and loan processing and as collateral for certain municipal deposits.

      The Bank's mortgage-related securities are classified as either "held to maturity" or "available for sale" based upon the Bank's intent and ability to hold such securities to maturity at the time of purchase, in accordance with GAAP. As of September 30, 2004, the Bank had an aggregate of $135.0 million, or 23.6%, of total assets invested in mortgage-related securities, net, of which $37.4 million was held to maturity and $97.6 million was available for sale. The Company's investment strategy is to maintain the portfolio to complement the asset-liability structure of the Company. To protect the effect of price volatility to the Company's financial statements, the Company's strategy during fiscal 2004 was to increase the held to maturity portfolio. The mortgage-related securities of the Bank which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a level yield method, while mortgage-related securities available for sale are carried at the current fair value. See Notes 2 and 4 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

      The following table sets forth the composition of the Bank's available for sale (at fair value) and held to maturity (at amortized cost) mortgage-related securities portfolios at the dates indicated.

                                                                       September 30,
                                                           ------------------------------------
                                                            2004           2003          2002
                                                           -------       --------       -------
                                                                   (Dollars in thousands)
Available for sale:

Mortgage-backed securities:
  FHLMC                                                    $ 5,811       $  6,950       $ 5,261
  FNMA                                                      42,861         46,030        13,463
  GNMA                                                       1,270         13,639        33,621
                                                           -------       --------       -------
      Total mortgage-backed securities                      49,942         66,619        52,345
                                                           -------       --------       -------
Collateralized mortgage obligations:
  FHLMC                                                     15,649         20,239         9,509
  FNMA                                                       6,543          5,381         3,751
  GNMA                                                          --             --            --
  Other                                                     25,486(1)      32,417(2)     20,069(3)
                                                           -------       --------       -------
      Total collateralized mortgage obligations             47,678         58,037        33,329
                                                           -------       --------       -------

    Total mortgage-related securities                      $97,620       $124,656       $85,674
                                                           =======       ========       =======
Held to maturity:

Mortgage-backed securities:
  FHLMC                                                    $16,226       $    478       $ 1,433
  FNMA                                                      20,613          2,123         3,574
                                                           -------       --------       -------
      Total mortgage-backed securities                      36,839          2,601         5,007
                                                           -------       --------       -------
Collateralized mortgage obligations:
  FNMA                                                         524            886         3,848
                                                           -------       --------       -------
      Total collateralized mortgage obligations                524            886         3,848
                                                           -------       --------       -------
  Total mortgage-related securities, amortized cost        $37,363       $  3,487       $ 8,855
                                                           =======       ========       =======

  Total fair value(4)                                      $37,312       $  3,560       $ 9,090
                                                           =======       ========       =======

----------------------------

(1) Includes "AAA" rated securities of Countrywide Home Loans, Washington Mutual, AMAC, First Horizon and Mastr Asset with book values of $5.2 million, $4.7 million, $2.0 million, $ 4.9 million and $4.0 million, respectively, and fair values of $5.2 million, $4.7 million, $1.9 million, $4.9 million and $4.1 million, respectively.

(2) Includes "AAA" rated securities of Countrywide Home Loans, Washington Mutual, AMAC and First Horizon with book values of $6.5 million, $6.8 million, $4.7 million and $ 3.6 million, respectively, and fair values of $6.4 million, $6.7 million, $4.8 million and $3.5 million, respectively.

(3) Includes "AAA" rated securities of Northwest Asset Securities Corporation, Credit Suisse First Boston, Washington Mutual and Countrywide Home Loans with book values of $2.9 million, $4.1 million, $5.1 million and $2.7 million, respectively, and fair values of $3.0 million, $4.1 million, $5.1 million and $2.8 million, respectively.

(4)   See Note 4 of the Notes to Consolidated Financial Statements set forth in
      Item 8 hereof.

      The following table sets forth the purchases, sales and principal repayments of the Bank's mortgage-related securities for the periods indicated.

                                                                   YEAR ENDED SEPTEMBER 30,
                                                            -------------------------------------
                                                              2004           2003          2002
                                                            ---------     ---------     ---------
                                                                    (Dollars in thousands)
Mortgage-related securities, beginning of period(1)(2)      $ 128,143     $  94,529     $ 129,062
                                                            ---------     ---------     ---------
Purchases:
  Mortgage-backed securities - available for sale              11,106        50,199         9,280
  Mortgage-related securities - held to maturity               37,856            --            --
  CMOs - available for sale                                    11,222        81,942        18,231
Sales:
  Mortgage-backed securities - available for sale              (7,073)       (4,493)           --
  CMOs - available for sale                                        --        (3,064)           --
Repayments and prepayments:
  Mortgage-backed securities                                  (23,006)      (32,563)      (26,820)
  CMOs                                                        (21,262)      (55,941)      (34,554)
Decrease in net premium                                          (787)       (1,128)         (315)
Change in net unrealized (loss) gain on mortgage-related
   securities available for sale                               (1,216)       (1,338)         (355)
                                                            ---------     ---------     ---------
Net increase (decrease) in mortgage-related securities          6,840        33,614       (34,533)
                                                            ---------     ---------     ---------
Mortgage-related securities, end of period(1)(2)            $ 134,983     $ 128,143     $  94,529
                                                            =========     =========     =========

----------------

(1) Includes both mortgage-related securities available for sale and held to maturity.

(2) Calculated at amortized cost for securities held to maturity and at fair value for securities available for sale.

      At September 30, 2004, the estimated weighted average maturity of the Bank's fixed-rate mortgage-related securities was approximately 2.5 years. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the securities, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, such as the Bank experienced during fiscal 2004, 2003 and 2002, if the coupon rates of the underlying mortgages exceed the prevailing market interest rates offered for mortgage loans, refinancings generally increase and accelerate the prepayment rate of the underlying mortgages and the related securities. Conversely, during periods of increasing mortgage interest rates, if the coupon rates of the underlying mortgages are less than the prevailing market interest rates offered for mortgage loans, refinancings generally decrease and decrease the prepayment rate of the underlying mortgages and the related securities. As a result of the declining interest rate environment, the Bank experienced high levels of repayments and accelerated prepayments, and consequently, the Bank reinvested the proceeds of such repayments and prepayments at lower yields. During the latter part of fiscal 2004, the Company experienced lower prepayment speeds and refinancing activity as interest rates offered for mortgage loans in the marketplace increased starting at the end of the second quarter.

      Investment Securities. The following table sets forth information regarding the carrying and fair value of the Company's investment securities, both held to maturity and available for sale, at the dates indicated.

                                                     AT SEPTEMBER 30,
                              --------------------------------------------------------------
                                     2004                  2003                  2002
                              --------------------------------------------------------------
                              CARRYING    FAIR      CARRYING    FAIR      CARRYING    FAIR
                               VALUE      VALUE      VALUE      VALUE      VALUE      VALUE
                              -------    -------    -------    ------     -------    -------
                                                (Dollars in thousands)
FHLB stock                    $ 9,827    $ 9,827    $ 8,294    $ 8,294    $ 6,571    $ 6,571
U.S. Government and agency
 obligations
     1 to 5 years              14,694     14,495     13,020     13,004     11,986     12,114
     5 to 10 years                 --         --      4,880      4,988      1,861      2,071
Municipal obligations          15,223     15,691     17,373     17,895     19,012     19,800
Corporate bonds                15,336     16,134     20,621     21,693     14,299     14,720
Mutual funds                   14,009     13,804     14,009     13,952     14,009     14,045
Asset-backed securities         1,189      1,197      1,911      1,922      2,837      2,853
Preferred stocks                3,900      3,900      5,474      4,984     10,682     10,751
Other equity investments        1,755      3,764      3,126      5,712      3,476      4,269
                              -------    -------    -------    -------    -------    -------
    Total                     $75,933    $78,812    $88,708    $92,444    $84,733    $87,194
                              =======    =======    =======    =======    =======    =======

      At September 30, 2004, the Company had an aggregate of $78.8 million, or 13.8%, of its total assets invested in investment securities, of which $9.8 million consisted of FHLB stock, $63.6 million was investment securities available for sale and $5.4 million investment securities held to maturity. Included in U.S. Government and agency obligations are callable bonds with a remaining term of approximately four years. The Bank's investment securities (excluding mutual funds, equity securities and FHLB stock) had a weighted average maturity to the call date of 5.46 years and a weighted average yield of 5.97% (adjusted to a fully taxable equivalent yield).

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

      Deposits. The Bank's current deposit products include passbook accounts, NOW accounts, MMDAs, certificates of deposit ranging in terms from 30 days to five years and non-interest-bearing personal and business checking accounts. The Bank's deposit products also include Individual Retirement Account ("IRA") certificates and Keogh accounts.

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

      The Bank has been competitive in the types of accounts and interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. As a result of not offering the highest rate for certificates of deposit, the Bank experienced a decline in overall deposits in fiscal 2004. Even with the decline in the deposits, 52.2% of the deposits with the Bank consisted of core deposits at September 30, 2004. As a result of the significant decline in interest rates paid on deposit products in fiscal 2003 and 2002, due to generally declining returns on competing investment opportunities as well as the effects of the decline of the equities markets, the Bank did not experience disintermediation of deposits into competing investment products in fiscal 2003 and 2002.

      The following table shows the distribution of, and certain information relating to, the Bank's deposits by type of deposit as of the dates indicated.

                                                            SEPTEMBER 30,
                              -------------------------------------------------------------------------
                                       2004                     2003                      2002
                              -------------------------------------------------------------------------
                                AMOUNT       PERCENT     AMOUNT        PERCENT    AMOUNT        PERCENT
                              ---------      -------   ---------       -------   ---------      -------
                                                       (Dollars in thousands)
Passbook                      $  51,371       14.90%   $  47,089        12.99%   $  41,659       12.60%
MMDA                             51,682       14.98       55,889        15.41       48,721       14.73
NOW                              55,864       16.20       60,221        16.61       48,803       14.75
Certificates of deposit         164,917       47.82      178,489        49.22      176,242       53.28
Non-interest-bearing             21,046        6.10       20,917         5.77       15,340        4.64
                              ---------      ------    ---------       ------    ---------      ------
  Total deposits              $ 344,880      100.00%   $ 362,605       100.00%   $ 330,765      100.00%
                              =========      ======    =========       ======    =========      ======

      The following table sets forth the net savings flows of the Bank during the periods indicated.

                                                                       YEAR ENDED SEPTEMBER 30,
                                                                 -------------------------------------
                                                                   2004          2003           2002
                                                                 -------------------------------------
                                                                        (Dollars in thousands)
(Decrease) increase before interest credited                     $ (22,744)    $ 25,633       $ 10,477
Interest credited                                                    5,019        6,207          8,687
                                                                 ---------     --------       --------
Net savings (decrease) increase                                  $ (17,725)    $ 31,840       $ 19,164
                                                                 =========     ========       ========

      The following table sets forth maturities of the Bank's certificates of deposit of $100,000 or more at September 30, 2004 and 2003 by time remaining to maturity (amounts in thousands).

                                                                                       SEPTEMBER 30,
                                                                                --------------------------
                                                                                   2004            2003
                                                                                ---------        ---------
Three months or less                                                            $  19,770        $  11,724
Over three months through six months                                                5,144            6,581
Over six months through twelve months                                               1,370            5,984
Over twelve months                                                                  5,830            9,889
                                                                                ---------        ---------
                                                                                $  32,114        $  34,178
                                                                                =========        =========

      The following table presents, by various interest rate categories, the amount of certificates of deposit at September 30, 2004 and 2003 and the amounts at September 30, 2004 which mature during the periods indicated.

                                                                                   AMOUNTS AT SEPTEMBER 30, 2004
                                             SEPTEMBER 30,                                MATURING WITHIN
                                       ------------------------      ---------------------------------------------------------
                                          2004          2003         ONE YEAR       TWO YEARS       THREE YEARS     THEREAFTER
                                       ------------------------      ---------------------------------------------------------
                                                                       (Dollars in thousands)
Certificates of Deposit
2.0% or less                           $  67,053      $  61,363      $ 66,004        $    998         $     --       $     50
2.01% to 3.0%                             33,906         39,394        17,301          12,762            2,040          1,804
3.01% to 4.0%                             41,147         42,191         4,337          14,346              498         21,966
4.01% to 5.0%                             17,139         19,694         7,327           1,178            7,911            723
5.01% to 6.0%                              5,491          6,219         2,240           3,245                6             --
6.01% to 7.0%                                181          9,628           181              --               --             --
                                       ---------      ---------      --------        --------         --------       --------
Total certificate accounts             $ 164,917      $ 178,489      $ 97,390        $ 32,529         $ 10,455       $ 24,543
                                       =========      =========      ========        ========         ========       ========

      The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

                                                                         SEPTEMBER 30,
                                       --------------------------------------------------------------------------------
                                                 2004                        2003                         2002
                                       --------------------------------------------------------------------------------
                                                        AVERAGE                    AVERAGE                      AVERAGE
                                        AVERAGE          RATE       AVERAGE         RATE         AVERAGE         RATE
                                        BALANCE          PAID       BALANCE         PAID         BALANCE         PAID
                                       --------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
Passbook accounts                      $  50,206           .94%    $  44,105         1.20%      $  40,300         1.86%
MMDA accounts                             53,054          1.14        51,756         1.42          47,245         2.19
Certificates of deposit                  169,834          2.68       178,097         3.24         174,844         4.24
NOW accounts                              55,115           .52        55,496          .57          49,235          .81
Non-interest-bearing deposits             19,598            --        14,272           --           7,720           --
                                       ---------                   ---------                    ---------
   Total deposits                      $ 347,807          1.70%    $ 343,726         2.14%      $ 319,344         3.01%
                                       =========          ====     =========         ====       =========         ====

      Borrowings. The Bank may obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in the FHLB and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. During fiscal 2004 and 2003, the Company funded a portion of its asset growth with overnight borrowings from FHLB. At September 30, 2004, the Bank had $169.9 million in outstanding FHLB advances and overnight borrowings. The FHLB advances have certain call features whereby the FHLB of Pittsburgh can call the borrowings after the expiration of certain time frames. The time frames on the callable borrowings range from one month to two years. See Note 9 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

The following table sets forth certain information regarding our outside borrowings for the periods indicated.

                                                                  SEPTEMBER 30,
                                                           ---------------------------
                                                              2004             2003
                                                           ---------------------------
                                                              (Dollars in thousands)
FHLB advances
  Average balance outstanding for the period               $  152,656       $  131,083
  Maximum outstanding at any month end                        169,890          141,704
  Balance outstanding at end of the period                    169,887          133,203
  Average interest rate for the period                           4.66%            5.32%
  Interest rate at the end of the period                         4.39%            5.41%

      In addition, the Company participated in junior subordinated debentures aggregating $21.6 million at September 30, 2004 held by statuary trusts that issued trust preferred securities. See Note 17 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

SUBSIDIARIES

      The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, service corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. It may invest essentially unlimited amounts in subsidiaries deemed operating subsidiaries that can only engage in activities that the Bank is permitted to engage in. Under such limitations, as of September 30, 2004, the Bank was authorized to invest up to approximately $11.4 million in the stock of, or loans to, service corporations. As of September 30, 2004, the net book value of the Bank's investment in stock, unsecured loans, and conforming loans to its service corporations was $32,000.

      At September 30, 2004, in addition to the Bank, the Company has two direct subsidiaries: FKF Management Corp., Inc. and State Street Services Corp.

      FKF Management Corp., Inc., a Delaware corporation, is a wholly owned operating subsidiary of the Bank established in 1997 for the purpose of managing certain assets of the Bank. Assets under management totaled $153.6 million at September 30, 2004 and were comprised principally of investment and mortgage-related securities.

      State Street Services Corp. is a wholly owned subsidiary of the Bank established in 1999 for the purpose of offering a full array of insurance products through its ownership of a 51% interest in First Keystone Insurance Services, LLC ("First Keystone Insurance"), and therefore, First Keystone Insurance is consolidated into the Company's financial statements. In addition, State Street Services Corp. holds a 10% equity position in a title company which offers title services.

EMPLOYEES

      The Bank had 92 full-time employees and 13 part-time employees as of September 30, 2004. None of these employees is represented by a collective bargaining agreement. The Bank believes that it enjoys excellent relations with its personnel.

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

      Federal Activities Restrictions. The Company operates as a unitary savings and loan holding company. Generally, there are only limited restrictions on the activities of a unitary savings and loan holding company which applied to become or was a unitary saving and loan holding company prior to May 4, 1999 and its non-savings institution subsidiaries. Under the Gramm-Leach-Bliley Act of 1999 (the "GLBA"), companies which apply to the OTS to become unitary savings and loan holding companies are restricted to only engaging in those activities traditionally permitted to multiple saving and loan holding companies. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules regarding permissible business activities of grandfathered unitary savings and loan holding companies under the GLBA (such as the Company), if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association qualifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company.

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

      The HOLA requires every savings institution subsidiary of a savings and loan holding company to give the OTS at least 30 days' advance notice of any proposed dividends to be made on its guarantee, permanent or other nonwithdrawable stock, or else such capital distribution will be invalid. See "- The Bank - Restrictions on Capital Distributions."

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

      OTS regulations generally exclude all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the Federal Reserve Board ("FRB") decides to treat such subsidiaries as affiliates. The regulations also require savings associations to make and retain records that reflect affiliate transactions in reasonable detail, and provide that certain classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

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

      Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act") implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the company's audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel are required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

      Under current Federal Deposit Insurance Corporation regulations, Savings Association Insurance Fund-insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates during the first six months of 2004 ranging from zero for well capitalized, healthy institutions, such as the Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

      In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for the third quarter of 2004 was .0148% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

      Capital requirements. Current OTS capital standards require savings associations to satisfy three different capital requirements. Under these standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4% (3% if the association receives the OTS' highest rating) of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets, with only a limited exception for purchased mortgage servicing rights ("PMSRs"). Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). In addition, under the Prompt Corrective Action provisions of the OTS regulations, all but the most highly rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. See "- Prompt Corrective Action." At September 30, 2004, the Bank did not have any investment in subsidiaries engaged in impermissible activities and required to be deducted from its capital calculation.

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") granted the OTS the authority to prescribe rules for the amount of PMSRs that may be included in a savings association's regulatory capital and required that the value of readily marketable PMSRs included in the calculation of a savings association's regulatory capital not exceed 90% of fair market value and that such value be determined at least quarterly. Under OTS regulations, (i) PMSRs do not have to be deducted from tangible and core regulatory capital, provided that they do not exceed 50% of core capital, (ii) savings associations are required to determine the fair market value and to review the book value of their PMSRs at least quarterly and to obtain an independent valuation of PMSRs annually, (iii) savings associations that desire to include PMSRs in regulatory capital may not carry them at a book value under GAAP that exceeds the discounted value of their future net income stream and
(iv) for purposes of calculating regulatory capital, the amount of PMSRs reported as balance sheet assets should amount to the lesser of 90% of their fair market value, 90% of their original purchase price or 100% of their remaining unamortized book value. At September 30, 2004, the Bank had PMSRs totaling $239,900.

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

      At September 30, 2004, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 8.0%, 8.0%, and 15.0%, respectively. See Note 11 to the Notes to Consolidated Financial Statements included set forth in Item 8 hereof.

      The OTS and the FDIC generally are authorized to take enforcement action against a savings association that fails to meet its capital requirements, which action may include restrictions on operations and banking activities, the imposition of a capital directive, a cease-and-desist order, civil money penalties or harsher measures such as the appointment of a receiver or conservator or a forced merger into another institution. In addition, under current regulatory policy, an association that fails to meet its capital requirements is prohibited from making any capital distributions.

      The following is a reconciliation of the Bank's equity determined in accordance with GAAP to regulatory tangible, core and risk-based capital at September 30, 2004, 2003 and 2002.

                                                  September 30, 2004                       September 30, 2003
                                         ------------------------------------------------------------------------------
                                         Tangible       Core       Risk-based     Tangible       Core        Risk-based
                                          Capital     Capital        Capital      Capital       Capital       Capital
                                         ------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
GAAP equity                              $ 46,535     $ 46,535      $ 46,535      $ 43,852      $ 43,852      $ 43,852
General valuation allowances                   --           --         1,765            --            --         1,712
                                         --------     --------      --------      --------      --------      --------
  Total regulatory capital                 46,535       46,535        48,300        43,852        43,852        45,564
Minimum capital requirement                 8,500       22,667        26,540         8,240        21,972        24,357
                                         --------     --------      --------      --------      --------      --------
Excess                                   $ 38,035     $ 23,868      $ 21,760      $ 35,612      $ 21,880      $ 21,207
                                         ========     ========      ========      ========      ========      ========

                                                    September 30, 2002
                                         ---------------------------------------
                                         Tangible          Core       Risk-based
                                          Capital        Capital        Capital
                                         ---------------------------------------
                                                 (Dollars in thousands)
GAAP equity                               $ 40,873       $ 40,873       $ 40,873
General valuation allowances                    --             --          2,084
                                          --------       --------       --------
  Total regulatory capital                  40,873         40,873         42,957
Minimum capital requirement                  7,597         20,265         21,255
                                          --------       --------       --------
Excess                                    $ 33,276       $ 20,608       $ 21,702
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

      Prompt Corrective Action. Under the prompt corrective action regulations of the OTS, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10% or more, has a Tier I risk-based capital ratio of 6% or more, has a Tier I leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier I risk-based capital ratio of 4% or more and a Tier I leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4% or a Tier I leverage capital ratio that is less than 4% (3% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3% or a Tier I leverage capital ratio that is less than 3%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Under specified circumstances, the OTS may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At September 30, 2004, the Bank met the requirements of a "well capitalized" institution under OTS regulations.

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

      At September 30, 2004, approximately 70.6% of the Bank's assets were invested in qualified thrift investments, which were in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.

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

      Furthermore, the OTS will evaluate a branching applicant's record of CRA compliance. An unsatisfactory CRA record may be the basis for denial of a branching application.

      Federal Home Loan Bank System. The Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As of September 30, 2004, the Bank has overnight borrowings and advances aggregating $169.9 million from the FHLB or 31.3% of its total liabilities. The Bank currently has the ability to obtain up to $149.8 million additional advances from FHLB of Pittsburgh.

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of Pittsburgh, whichever is greater. At September 30, 2004, the Bank had $9.8 million in FHLB stock, which was in compliance with this requirement.

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

      Federal Reserve System. FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 2004, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a FRB, the effect of this reserve requirement is to reduce an institution's earning assets.

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

      Fiscal Year. The Company and the Bank and the Bank's subsidiaries file a consolidated federal income tax return on a fiscal year basis ending September 30.

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

STATE TAXATION

      The Company and the Bank's subsidiaries are subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate for fiscal 2004 is 9.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed at the rate of 1.1% of a corporation's capital stock value, which is determined in accordance with a fixed formula.

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

ITEM 2.  PROPERTIES.

      At September 30, 2004, the Bank conducted business from its executive offices located in Media, Pennsylvania and six full-service offices located in Delaware and Chester Counties, Pennsylvania. See also Note 7 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

      The following table sets forth certain information with respect to the Bank's offices at September 30, 2004.

                                                                      Net Book Value            Amount of
           Description/Address                Leased/Owned              of Property             Deposits
---------------------------------------------------------------------------------------------------------
                                                                            (Dollar in thousands)
Executive Offices:

22 West State Street
Media, Pennsylvania 19063                       Owned(1)                $  1,150                $  95,690

Branch Offices:

3218 Edgmont Avenue
Brookhaven, Pennsylvania 19015                  Owned                        615                   77,588

Routes 1 and 100
Chadds Ford, Pennsylvania 19317                Leased(2)                      50                   28,418

23 East Fifth Street
Chester, Pennsylvania 19013                    Leased(3)                      50                   23,910

31 Baltimore Pike
Chester Heights, Pennsylvania 19017            Leased(4)                     551                   39,586

106 East Street Road
Kennett Square, Pennsylvania 19348             Leased(5)                     528                   16,977

5000 Pennell Road
Aston, Pennsylvania 19014                      Leased(6)                     476                       --

330 Dartmouth Avenue
Swarthmore, Pennsylvania 19081                  Owned                        143                   62,711
                                                                        --------                ---------
        Total                                                           $  3,563                $ 344,880
                                                                        ========                =========

      ----------------------------

(1)   Also a branch office.

(2) Lease expiration date is September 30, 2005. The Bank has one five-year renewal option.

(3) Lease expiration date is December 31, 2005. The Bank has one ten-year renewal option.

(4) Lease expiration date is December 31, 2028. The Bank has options to cancel on the 15th, 20th and 25th year of the lease.

(5) Lease expiration date is September 30, 2034. The Bank has one six-year followed by a five-year renewal option.

(6) Branch opened in November 2004. Lease expiration date is December 31, 2033. The Bank has options to cancel on the 15th, 20th and 25th year of the lease.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      (a) On January 25, 1995 the conversion and reorganization of the Bank and its holding company parent was completed. In connection with the consummation of the Conversion, the Holding Company issued 2,720,000 shares of common stock. As of September 30, 2004, there were 1,927,744 shares of common stock outstanding. As of September 16, 2004 the Holding Company had 421 stockholders of record not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

      The following table sets forth the high and low closing stock prices of the Holding Company's common stock as reported by the Nasdaq Stock Market under the symbol "FKFS" during the periods presented. Price information appears in a major newspaper under the symbol "FstKeyst".

                                                                           YEAR ENDED
                                                     ------------------------------------------------------
                                                        SEPTEMBER 30, 2004              SEPTEMBER 30, 2003
                                                     -----------------------           --------------------
                                                        HIGH           LOW               HIGH         LOW
                                                     -----------------------           --------------------
First Quarter                                        $  27.45       $  26.00           $ 16.45      $ 13.80
Second Quarter                                       $  29.00       $  26.59           $ 21.23      $ 16.11
Third Quarter                                        $  28.99       $  23.50           $ 23.74      $ 21.16
Fourth Quarter                                       $  24.50       $  21.40           $ 26.50      $ 21.90

      The following schedule summarizes the cash dividends per share of common stock paid by the Holding Company during the periods indicated.

                                                                    YEAR ENDED SEPTEMBER 30,
                                                                  ---------------------------
                                                                    2004               2003
                                                                  --------           --------
First Quarter                                                     $   0.10           $   0.09
Second Quarter                                                        0.11               0.10
Third Quarter                                                         0.11               0.10
Fourth Quarter                                                        0.11               0.10

      On November 23, 2004, the Board of Directors declared a quarterly cash dividend of $0.11 per share of common stock, payable on January 3, 2005, to stockholders of record at the close of business on December 16, 2004.

      The information for all equity based and individual compensation arrangements is incorporated by reference from Item 12 hereof.

      (b) Not applicable

      (c) The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

                                Total                         Total Number of          Maximum Number of
                                Number        Average       Shares Purchased as     Shares that May Yet Be
                              of Shares      Price Paid      Part of Publicly         Purchased Under the
        Period (1)            Purchased      per Share        Announced Plan                 Plan
----------------------------------------------------------------------------------------------------------
July 1-31, 2004                   --            --                    --                     56,332
August 1-31, 2004                 --            --                    --                     56,332
September 1-30, 2004              --            --                    --                     56,332
                                 ---                                 ---
   Total                          --            --                    --                     56,332
                                 ===           ===                   ===                     ======

-------------------------

(1) On January 31, 2003, the Company announced its current program to repurchase up to 101,000 of shares of common stock of the Company. The program has been extended and does not currently have an expiration date. The table above does not include 96,208 shares purchased at an average cost per share of $26.81 by the Company's ESOP. The number of shares purchased in each of three periods set forth above was 0, 9,550 and 0, respectively, at an average cost per share of $0, $22.98 and $0, respectively. The ESOP has been authorized to purchase up to 100,000 shares.

      See "Liquidity, Capital Resources and Commitments" set forth in Item 7 hereof and Notes 11 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof for discussion of restrictions on the Holding Company's ability to pay dividends. Also see "Regulation-Capital Distributions" for a discussion of restrictions on the Bank's ability to pay dividends to the Holding Company.

ITEM 6. SELECTED FINANCIAL DATA.

      The selected consolidated financial and other data of the Holding Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, set forth in Item 8 hereto.

                                                              AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                                ------------------------------------------------------------
(Dollars in thousands, except per share data)      2004        2003        2002         2001         2000
---------------------------------------------   ------------------------------------------------------------
SELECTED FINANCIAL DATA:

Total assets                                    $ 571,919   $ 559,612    $ 519,259    $ 489,680    $ 464,061
Loans receivable, net                             304,248     286,421      288,776      247,664      230,686
Mortgage-related securities held to
  maturity                                         37,363       3,487        8,855       11,454       13,056
Investment securities held to maturity              5,287       6,315           --           --       10,000
Assets held for sale:
  Mortgage-related securities                      97,620     124,656       85,674      117,608       96,257
  Investment securities                            63,615      77,700       80,624       62,564       42,215
  Loans                                               172       4,498          501          225        3,099
Real estate owned                                   1,229       1,420          248          887          947
Deposits                                          344,880     362,605      330,765      311,601      272,562
Borrowings                                        171,149     136,272      126,237      126,234      142,902
Junior subordinated debentures                     21,557      21,593       21,629       16,702       16,702
Stockholders' equity                               29,698      32,388       32,795       30,621       26,569
Non-performing assets                               3,262       2,976        5,386        3,189        3,462

SELECTED OPERATIONS DATA:

Interest income                                 $  26,143   $  27,212    $  30,121    $  31,860    $  31,068
Interest expense                                   14,712      16,012       18,250       21,964       20,851
                                                ---------   ---------    ---------    ---------    ---------
Net interest income                                11,431      11,200       11,871        9,896       10,217
Provision for loan losses                             300         715          540          540          420
                                                ---------   ---------    ---------    ---------    ---------
Net interest income after provision for
  loan losses                                      11,131      10,485       11,331        9,356        9,797
Service charges and other fees                      1,235       1,013        1,000          952          941
Net gain (loss) on sales of
  interest-earning assets                             968       1,010          415          174         (680)
Other non-interest income                           1,696       1,263          848          820        1,045
Non-interest expense                               12,501      10,400       10,441        8,388        8,278
                                                ---------   ---------    ---------    ---------    ---------
Income before income taxes                          2,529       3,371        3,153        2,914        2,825
Income tax expense                                    326         632          427          443          463
                                                ---------   ---------    ---------    ---------    ---------
Net income                                      $   2,203   $   2,739    $   2,726    $   2,471    $   2,362
                                                =========   =========    =========    =========    =========

PER SHARE DATA:

Basic earnings per share                        $    1.21   $    1.44    $    1.42    $    1.22    $    1.14
Diluted earnings per share                           1.14        1.35         1.34         1.18         1.11
Cash dividends per share                             0.44        0.40         0.36         0.32         0.28

                                                           AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                                   --------------------------------------------------------
(Dollars in thousands, except per share data)       2004        2003         2002         2001        2000
---------------------------------------------      --------------------------------------------------------
SELECTED OPERATING RATIOS: (1)

Average yield earned on interest-earning
  assets                                             5.01%       5.48%        6.42%        7.25%       7.47%
Average rate paid on interest-bearing
  liabilities                                        2.80        3.23         3.91         5.02        4.99
Average interest rate spread                         2.21        2.26         2.52         2.23        2.49
Net interest margin                                  2.23        2.30         2.59         2.32        2.52
Ratio of interest-earning assets to
  interest- bearing liabilities                    100.69      101.44       101.83       101.83      100.72
Efficiency ratio (2)                                81.55       64.50        66.07        62.46       63.14
Non-interest expense as a percent of
  average assets                                     2.23        1.95         2.07         1.78        1.85
Return on average assets                             0.39        0.51         0.54         0.52        0.53
Return on average equity                             7.13        8.39         8.77         8.42        9.96
Ratio of average equity to average assets            5.50        6.12         6.17         6.22        5.29
Full-service offices at end of period                   7           7            7            7           7

ASSET QUALITY RATIOS:(3)

Non-performing loans as a percent of gross
  loans receivable                                   0.66%       0.53%        1.76%        0.92%       1.07%
Non-performing assets as a percent of total
  assets                                             0.57        0.53         1.04         0.65        0.75
Allowance for loan losses as a percent of
  gross loans receivable                             0.67        0.68         0.81         0.87        0.86
Allowance for loan losses as a percent of
  non-performing loans                             100.29      127.63        45.89        94.74       80.28
Net loans charged-off to average loans
  receivable                                         0.08        0.37         0.13         0.16        0.14

CAPITAL RATIOS:(3) (4)

Tangible capital ratio                               8.21%       7.98%        8.07%        7.76%       8.32%
Core capital ratio                                   8.21        7.98         8.07         7.76        8.32
Risk-based capital ratio                            14.56       14.97        16.17        16.81       17.70

(1) Adjusted for the effects of tax-free investments. See presentation of reconciliation of tax-free investments in Item 7, "Management's Discussion and Analysis - Average Balances, Net Interest Income and Yield Earned and Rates Paid."

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

(4) Regulatory capital ratios of the Holding Company's wholly owned subsidiary, First Keystone Bank.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

GENERAL

      First Keystone Financial, Inc. (the "Company") is the holding company for its wholly owned subsidiary, First Keystone Bank (the "Bank"). For purposes of this discussion, references to the Company will include its wholly owned subsidiaries, unless otherwise indicated. The Company is a community-oriented banking organization that focuses on providing customer and business services within its primary market area, consisting primarily of Delaware and Chester Counties in southeastern Pennsylvania.

      The following discussion should be read in conjunction with the Company's consolidated financial statements presented in Item 8 of this Annual Report on Form 10-K. The primary asset of the Company is its investment in the Bank and, accordingly, the discussion below with respect to results of operations relates primarily to the operations of the Bank.

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

CRITICAL ACCOUNTING POLICIES

      Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets or comprehensive income, are considered critical accounting policies. In management's opinion, the most critical accounting policy affecting the Company's financial statements is the evaluation of the allowance for loan losses. The Company maintains an allowance for loan losses at a level management believes is sufficient to provide for known and inherent losses in the loan portfolio that were both probable and reasonable to estimate. The allowance for loan losses is considered a critical accounting estimate because there is a large degree of judgment in (i) assigning individual loans to specific risk levels (pass, substandard, doubtful and loss), (ii) valuing the underlying collateral securing the loans, (iii) determining the appropriate reserve factor to be applied to specific risk levels for criticized and classified loans (substandard, doubtful and loss) and (iv) determining reserve factors to be applied to pass loans based upon loan type. Accordingly, there is a likelihood that materially different amounts would be reported under different, but reasonably plausible conditions or assumptions. For a description of the methods the Company uses to determine the Company's allowance for loan losses, see "Results of Operations - Provisions for Loan Losses."

ASSET AND LIABILITY MANAGEMENT

      The principal objectives of the Company's asset and liability management are to (i) evaluate the interest rate risk existing in certain assets and liabilities, (ii) determine the appropriate level of risk given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives, (iii) establish prudent asset and liability compositions, and (iv) manage the assessed risk consistent with Board approved guidelines. Through asset and liability management, the Company seeks to reduce both the vulnerability and volatility of its operations to changes in interest rates and to manage the ratio of interest-rate sensitive assets to interest-rate sensitive liabilities within specified maturities or repricing periods. The Company's actions in this regard are taken under the guidance of the Asset/Liability Committee ("ALCO"), which is chaired by the Chief Financial Officer and comprised of members of the Company's senior management. The ALCO meets no less than quarterly to review, among other things, liquidity and cash flow needs, current market conditions and the interest rate environment, the sensitivity to changes in interest rates of the Company's assets and liabilities, the historical and market values of assets and liabilities, unrealized gains and losses, and the repricing and maturity characteristics of loans, investment securities, deposits and borrowings. The ALCO reports to the Company's Board of Directors no less than once a quarter. In addition, management reviews at least weekly the pricing of the Company's commercial loans and retail deposits. The pricing of residential loans, including those being originated for sale in the secondary market, is reviewed daily.

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

      The following table summarizes the Company's interest-earning assets and interest-bearing liabilities as of September 30, 2004 based on certain assumptions management has made that affect the rate at which loans will prepay and the duration of core deposits.

                                                                       More Than    More Than
                                                Within      Six to      One Year      Three
                                                  Six       Twelve      to Three     Years to   Over Five
(Dollars in thousands)                          Months      Months       Years      Five Years    Years      Total
------------------------------------------    ---------    --------    ---------    ----------  ---------  ---------
Interest-earning assets:
  Loans receivable, net(1)                    $ 132,095    $ 17,882    $  46,799     $ 33,886   $  71,553  $ 302,215
  Mortgage-related securities                    20,089      19,006       49,496       29,277      17,116    134,984
  Loans held for sale                               172          --           --           --          --        172
  Investment securities(2)                       20,942       2,895       16,400       14,032      24,460     78,729
  Interest-earning deposits                      12,790          --           --           --          --     12,790
                                              ---------    --------    ---------     --------   ---------  ---------
  Total interest-earning assets               $ 186,088    $ 39,783    $ 112,695     $ 77,195   $ 113,129  $ 528,890
                                              ---------    --------    ---------     --------   ---------  ---------
Interest-bearing liabilities:
  Deposits                                    $ 104,258    $ 45,290    $ 106,061     $ 74,582   $  14,689  $ 344,880
  Borrowed funds                                160,761          --       10,000          195         193    171,149
  Trust preferred securities                         --          --           --           --      21,557     21,557
                                              ---------    --------    ---------     --------   ---------  ---------
  Total interest-bearing liabilities          $ 265,019    $ 45,290    $ 116,061     $ 74,777   $  36,439  $ 537,586
                                              ---------    --------    ---------     --------   ---------  ---------
Excess (deficiency) of interest-earning
  assets over interest-bearing liabilities    $ (78,931)   $ (5,507)   $  (3,366)    $  2,418   $  76,690  $  (8,696)
                                              =========    ========    =========     ========   =========  =========
Cumulative deficiency of interest-earning
  assets over interest-bearing liabilities    $ (78,931)   $(84,438)   $ (87,804)    $(85,386)  $  (8,696)
                                              =========    ========    =========     ========   =========
Cumulative deficiency of
  interest-earning assets over
  interest-bearing liabilities as
  a percentage of total assets                   (13.80)%    (14.76)%     (15.35)%     (14.93)%     (1.52)%
                                              =========    ========    =========     ========   =========

--------------------------

(1) Balances have been reduced for non-accruing loans, which amounted to $1.6 million at September 30, 2004.

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

      The table below sets forth the Bank's NPV assuming an immediate change in interest rates of up to 300 basis points and a decline of 100 basis points. Due to the low prevailing interest rate environment, the OTS did not provide a calculation for the minus 200 and minus 300 basis point change in rates. Dollar amounts are expressed in thousands as of September 30, 2004.

                                                                                 Net Portfolio Value
                                       Net Portfolio Value                           as a % of Assets
                         --------------------------------------------------------------------------------
 Changes in
Rates in Basis                            Dollar           Percentage            NPV
   Points                   Amount        Change             Change             Ratio            Change
---------------------------------------------------------------------------------------------------------
       300               $    34,234   $   (20,658)          (38)%              6.21%             (315)bp
       200                    42,324       (12,569)          (23)               7.51              (185)
       100                    49,460        (5,432)          (10)               8.60               (76)
         0                    54,892            --            --                9.36                --
      (100)                   54,438          (454)           (1)               9.18               (18)
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

      The Company is subject to certain market risks and interest rate risks from the time a commitment is issued to originate new loans. In an effort to protect the Company against adverse interest rate movements, at the time an application is taken for a fixed-rate, single-family residential loan, the Company typically enters into an agreement to sell the loan, or a loan within the same interest-rate range, into the secondary market. This is known as a "matched sale" approach and reduces interest-rate risk with respect to these loans. There is still some portion of these loans which may never close for various reasons. However, the agencies the Company sells loans to permit some flexibility in delivering loan product to them. In certain instances, if the loans delivered for sale do not match the characteristics outlined in the forward sale commitments, the gain on sale may be reduced.

CHANGES IN FINANCIAL CONDITION

      GENERAL. Total assets of the Company increased by $12.3 million, or 2.2%, from $559.6 million at September 30, 2003 to $571.9 million at September 30, 2004. The increase primarily reflected growth of mortgage-related securities held to maturity and to a lesser extent, loans receivable, partially offset by a decrease in mortgage-related securities available for sale and investment securities available for sale. The asset growth was primarily funded by advances from the FHLB.

      CASH AND CASH EQUIVALENTS. Cash and cash equivalents, which consists of cash on hand and deposited in other banks in interest-earning and non-interest-earning accounts, amounted to $18.0 million and $21.2 million at September 30, 2004 and 2003, respectively. The decrease in cash and cash equivalents was due to a $5.3 million, or 50.3%, decrease in cash due to the reclassification of deposits resulting in a lower reserve requirement at the Federal Reserve Bank partially offset by a $2.0 million, or 19.0% increase in interest-bearing deposits. Cash and cash equivalents are available as a source of funds for originations of new loans and purchases of additional investment and mortgage-related securities.

      INVESTMENT SECURITIES HELD TO MATURITY AND INVESTMENT SECURITIES AVAILABLE FOR Sale. Total investment securities decreased by $15.1 million, or 18.0%, from $84.0 million at September 30, 2003 to $68.9 million at September 30, 2004. The decrease in investment securities resulted from U.S. agency, municipal and corporate bonds being called and, to a lesser extent, the sale of certain investment securities available for sale.

      MORTGAGE-RELATED SECURITIES HELD TO MATURITY AND MORTGAGE-RELATED SECURITIES AVAILABLE FOR SALE. Mortgage-related securities held to maturity and mortgage-related securities available for sale increased in the aggregate by $6.8 million, or 5.3%, to $135.0 million at September 30, 2004 compared to $128.1 million at September 30, 2003. The available for sale portfolio has decreased by $27.0 million, or 21.7%, as part of the Company's strategy to reinvest the cash flows into the held to maturity portfolio to minimize the effect of price volatility to the Company's financial statements as interest rates increase. The held to maturity portfolio increased $33.9 million to $37.4 million at September 30, 2004.

      LOANS HELD FOR SALE. At September 30, 2004, $172,000 of fixed-rate single-family residential loans were classified as held for sale compared to $4.5 million at September 30, 2003. The decrease of $4.3 million is due to management's reevaluation of the Company's asset-liability position and decision to retain in its residential loan portfolio $4.2 million of the loans originally intended to be sold in the secondary market. In addition, the decrease is also related to the reduction in loan refinancings with the increase in interest rates during the fiscal year. During fiscal year 2004, the Company originated $9.7 million and sold $9.8 million of such loans.

      LOANS RECEIVABLE, NET. Total loans receivable, net, increased to $304.2 million at September 30, 2004 compared to $286.4 million at September 30, 2003. The increase was primarily due to a $10.2 million, or 30.4%, increase in home equity loans and lines of credit, a $9.1 million, or 31.4%, increase in construction loans, a $5.5 million, or 9.3% increase in commercial real estate loans partially offset by a $2.1 million, or 1.3%, decrease in single-family residential loans. The Company has continued to sell 30-year fixed-rate mortgages bearing low interest rates into the secondary market in order to minimize interest rate risk in a rising interest rate environment.

      NON-PERFORMING ASSETS. The Company's total non-performing loans and real estate owned slightly increased to $3.3 million, or 0.57% of total assets, at September 30, 2004 compared to $3.0 million, or 0.53% of total assets, at the end of the prior fiscal year. The increase in non-performing assets in fiscal 2004 was attributable to an increase of $770,000 and $243,000 in non-performing construction and home equity loans, respectively, partially offset by a decrease of $271,000 in commercial real estate and business loans along with an $191,000 decrease in real estate owned.

      DEPOSITS. Deposits decreased by $17.7 million, or 4.9%, from $362.6 million at September 30, 2003 to $344.9 million at September 30, 2004. Certificates of deposit decreased by $13.6 million, or 7.6%, to $164.9 million representing 47.8% of total deposits at September 30, 2004 from $178.5 million, or 49.2%, of total deposits at September 30, 2003. The decrease was also attributable to a $4.2 million, or 2.3%, decrease in the Company's core accounts (non-interest-bearing, NOW, passbook, and MMDA accounts). The decrease in deposits was due to the Company's unwillingness to increase deposit rates on certificates of deposit to those paid by the competition.

      BORROWINGS. The Company's total borrowings increased to $171.1 million at September 30, 2004 from $136.3 million at September 30, 2003 primarily to offset the decline in deposits and to fund asset growth. Borrowings had a weighted average interest rate of 4.36% at September 30, 2004. See Note 9 to the Consolidated Financial Statements for further information.

      EQUITY. At September 30, 2004, total stockholders' equity was $29.7 million, or 5.2% of total assets, compared to $32.4 million, or 5.8% of total assets, at September 30, 2003. The decrease was due to an unrealized loss on available for sale securities of $1.3 million, the cost of repurchasing 51,092 shares of common stock at a weighted average cost of $26.21 per share during fiscal 2004 as well as the cost of purchasing 96,208 shares for the ESOP combined with dividend payments of $843,000 partially offset by net income for the year of $2.2 million.

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

      The adjustment of tax exempt securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information. Management believes that it is a standard practice in the banking industry to present net interest margin, net interest rate spread and net interest income on a fully tax equivalent basis when a significant proportion of interest-earning assets are tax-free. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. A GAAP reconciliation also is included below.

                                                                                          YEAR ENDED SEPTEMBER 30,
                                    ----------------------------------------------------------------------------------------------
                                                               2004                                2003
                                               -----------------------------------------------------------------------------------
                                    YIELD/COST
                                       AT                               AVERAGE                              Average
                                      SEPT.30,  AVERAGE                  YIELD/    Average                   Yield/     Average
                                       2004      BALANCE      INTEREST    COST      Balance       Interest     Cost      Balance
                                    ----------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Interest-earning assets:
  Loans receivable(1) (2)              5.73%   $  295,701    $  17,529     5.93%   $  290,357    $  18,937     6.52%   $  267,208
  Mortgage-related securities(2)       3.99       137,256        5,298     3.86       114,833        4,464     3.89       113,827
  Investment securities(2)             4.46        83,911        3,597     4.29        84,038        4,094     4.87        76,826
  Other interest-earning assets        1.70        12,056           76     0.63        14,390          120     0.83        17,946
                                               ----------    ---------             ----------    ---------             ----------
    Total interest-earning
     assets                            5.00       528,924       26,500     5.01       503,618       27,615     5.48       475,807
                                               ----------    ---------             ----------    ---------             ----------
Non-interest-earning assets                        32,847                              30,411                              27,855
                                               ----------                          ----------                          ----------
  Total assets                                 $  561,771                          $  534,029                          $  503,662
                                               ==========                          ==========                          ==========
Interest-bearing liabilities:
  Deposits                             1.66    $  347,807        5,910     1.70    $  343,727        7,353     2.14    $  319,344
  FHLB advances and other
   borrowings                          4.37       155,932        7,126     4.57       131,136        6,983     5.33       127,264
  Junior subordinated debentures       8.13        21,576        1,676     7.77        21,613        1,677     7.76        20,658
                                               ----------    ---------             ----------    ---------             ----------
    Total interest-bearing
     liabilities                       2.78       525,315       14,712     2.80       496,476       16,013     3.22       467,266
                                               ----------    ---------             ----------    ---------             ----------
Interest rate spread                   2.22%                               2.21%                               2.26%
                                       ====                                ====                                ====
Non-interest-bearing liabilities                    5,565                               4,889                               5,319
                                               ----------                          ----------                          ----------
  Total liabilities                               530,880                             501,365                             472,585
Stockholders' equity                               30,891                              32,664                              31,077
                                               ----------                          ----------                          ----------
Total liabilities and
  stockholders' equity                         $  561,771                          $  534,029                          $  503,622
                                               ==========                          ==========                          ==========
Net interest-earning assets                    $    3,609                          $    7,142                          $    8,541
                                               ==========                          ==========                          ==========
Net interest income                                          $  11,788                           $  11,602
                                                             =========                           =========
Net interest margin(3)                                                     2.23%                               2.30%
                                                                           ====                                ====
Ratio of average
  interest-earning assets to
  average interest-bearing
  liabilities                                                            100.69%                             101.44%
                                                                         ======                              ======

                                    --------------------
                                      2002
                                    ---------------------
                                                 Average
                                                 Yield/
                                     Interest     Cost
                                    ---------------------

Interest-earning assets:
  Loans receivable(1) (2)           $  19,379      7.25%
  Mortgage-related securities(2)        6,441      5.66
  Investment securities(2)              4,509      5.87
  Other interest-earning assets           223      1.24
                                    ---------
    Total interest-earning
     assets                            30,552      6.42
                                    ---------
Non-interest-earning assets
  Total assets
Interest-bearing liabilities:
  Deposits                              9,599      3.01
  FHLB advances and other
   borrowings                           6,941      5.45
  Junior subordinated debentures        1,710      8.28
                                    ---------
    Total interest-bearing
     liabilities                       18,250      3.90
                                    ---------
Interest rate spread                               2.52%
                                                   ====
Non-interest-bearing liabilities
  Total liabilities
Stockholders' equity
Total liabilities and
  stockholders' equity
Net interest-earning assets
Net interest income                 $  12,302
                                    =========
Net interest margin(3)                             2.59%
                                                   ====
Ratio of average
  interest-earning assets to
  average interest-bearing
  liabilities                                    101.83%
                                                 ======

---------------------------------

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

                                                                 FOR THE YEAR ENDED SEPTEMBER 30,
                                            -----------------------------------------------------------------------
                                                      2004                    2003                     2002
                                            -----------------------------------------------------------------------
                                                        AVERAGE                 AVERAGE                   AVERAGE
                                            INTEREST   YIELD/COST    INTEREST  YIELD/COST     INTEREST   YIELD/COST
                                            -----------------------------------------------------------------------
                                                                    (Dollars in thousands)
Investment securities - nontaxable          $   3,240    3.86%      $   3,691    4.39%        $   4,078    5.31%
Tax equivalent adjustments                        357                     403                       431
                                            ---------               ---------                 ---------
Investment securities - nontaxable to a
  taxable equivalent yield                  $   3,597    4.29%      $   4,094    4.87%        $   4,509    5.87%
                                            =========               =========                 =========
Net interest income                         $  11,431               $  11,199                 $  11,871
Tax equivalent adjustment                         357                     403                       431
                                            ---------               ---------                 ---------
Net interest income, tax equivalent         $  11,788               $  11,602                 $  12,302
                                            =========               =========                 =========
Net interest rate spread, no tax
  adjustment                                             2.14%                   2.18%                     2.52%
Net interest margin, no tax adjustment                   2.16%                   2.22%                     2.59%

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

                                                                      YEAR ENDED SEPTEMBER 30,
                                                 -------------------------------------------------------------
                                                           2004 VS. 2003                 2003 VS. 2002
                                                 -------------------------------------------------------------
                                                   INCREASE (DECREASE) DUE TO    INCREASE (DECREASE) DUE TO
                                                 -------------------------------------------------------------
                                                                       TOTAL                            TOTAL
                                                                     INCREASE                          INCREASE
                                                  RATE     VOLUME   (DECREASE)    RATE       VOLUME   (DECREASE)
                                                --------   ------   ----------  ---------   -------   ----------
Interest-earnings assets:
  Loans receivable(1)                           $ (1,765)  $  357    $ (1,408)  $  (3,160)  $ 2,718    $   (442)
  Mortgage-related securities(1)                     (32)     866         834      (2,035)       58      (1,977)
  Investment securities(1) (2)                      (491)      (6)       (497)       (927)      512        (415)
  Other interest-earning assets                      (26)     (18)        (44)        (64)      (39)       (103)
                                                --------   ------    --------   ---------   -------    --------
Total interest-earning assets                     (2,314)   1,199      (1,115)     (6,186)    3,249      (2,937)
                                                --------   ------    --------   ---------   -------    --------
Interest-bearing liabilities:
  Deposits                                        (1,531)      88      (1,443)     (3,055)      809      (2,246)
  Trust preferred securities                           2       (3)         (1)       (126)       93         (33)
  FHLB advances and other borrowings                (429)     572         143        (147)      189          42
                                                --------   ------    --------   ---------   -------    --------
Total interest-bearing liabilities                (1,958)     657       1,301      (3,328)    1,091      (2,237)
                                                --------   ------    --------   ---------   -------    --------
Increase (decrease) in net interest income      $   (356)  $  542    $    186   $  (2,858)  $ 2,158    $   (700)
                                                ========   ======    ========   =========   =======    ========

---------------------------------

(1)   Includes assets classified as either available for sale or held for sale.

(2) Total decrease in investment securities on a nontaxable equivalent basis would be $(451) and $(387) for the 2004 and the 2003 comparisons, respectively, resulting in a increase (decrease) in net interest income of $232 and $(672), respectively.

RESULTS OF OPERATIONS

      GENERAL. The Company reported net income of $2.2 million, $2.7 million and $2.7 million for the years ended September 30, 2004, 2003 and 2002, respectively.

      The $536,000 decrease in net income for the year ended September 30, 2004 compared to the year ended September 30, 2003 was primarily due to a $2.1 million, or 20.2%, increase in non-interest expense partially offset a $613,000, or 18.7%, increase in non-interest income, a $646,000, or 6.2%, increase in net interest income after provision for loan loss combined with a $306,000, or 48.4%, decrease in income tax expense.

      The $13,000 increase in net income for the year ended September 30, 2003 compared to the year ended September 30, 2002 was primarily due to a $1.0 million, or 45.2%, increase in non-interest income partially offset by a $846,000, or 7.5%, decrease in net interest income after provision for loan loss combined with a $205,000, or 48.0%, increase in income tax expense.

      NET INTEREST INCOME. Net interest income is determined by the interest rate spread (the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. All percentages are reported on a fully tax-equivalent basis (see the tables on the prior page for a recalculation of such percentages). The Company's average interest-rate spread was 2.21%, 2.26% and 2.52% for the years ended September 30, 2004, 2003, and 2002, respectively. The Company's interest-rate spread was 2.22% at September 30, 2004. The Company's net interest margin (net interest income as a percentage of average interest-earning assets) was 2.23%, 2.30% and 2.59% for the years ended September 30, 2004, 2003 and 2002, respectively. Due to the continued low interest rate environment existing during fiscal 2004 and 2003, the interest rate compression experienced by the Company reflects the effects of the accelerated rate of repayments and prepayments of loans and mortgage-related securities experienced by the Company during fiscal 2004 and 2003, requiring it to reinvest the resulting proceeds at current lower market rates of interest without a corresponding decrease in the rates paid on deposits and borrowings. During the latter part of fiscal 2004, refinancing and prepayment activity significantly slowed down due to increases in market rates of interest. As a consequence, management anticipates the yield earned on interest-earning assets to improve, however, with the increase in short-term rates impacting the Company's interest-bearing liabilities, the Company's net interest spread and margin will stabilize during fiscal 2005.

      Net interest income increased to $11.4 million in fiscal 2004 as compared to $11.2 million in fiscal 2003. The $231,000, or 2.1%, increase came as a result of a $1.3 million, or 8.1%, decrease in interest expense partially offset by a $1.1 million, or 3.9%, decrease in interest income. The increase in net interest income was primarily due to the historically low interest rate environment impacting the rates paid on the Company's interest-bearing core deposits and certificates of deposit which repriced downward to a greater degree than its interest-earning assets.

      Net interest income decreased to $11.2 million in fiscal 2003 as compared to $11.9 million in fiscal 2002. The $671,000, or 5.7%, decrease resulted from the $2.9 million, or 9.7%, decrease in interest income partially offset by a $2.2 million, or 12.3%, decrease in interest expense. The decrease in net interest income was primarily due to interest-earning assets repricing downward due to the prolonged low interest rate environment without a corresponding decrease in rates paid on the Company's interest-bearing liabilities.

      INTEREST INCOME. The $1.1 million, or 3.9%, decrease in total interest income during the year ended September 30, 2004 as compared to fiscal 2003 was primarily due to a $1.4 million, or 7.4%, decrease in interest on loans reflecting in large part the 59 basis point decrease in the average yield earned offset partially by a $5.3 million, or 1.8%, increase in the average balance of the loan portfolio. The decline in yield was due to the continued low interest rate environment experienced in fiscal 2004 causing repayments of loans with the proceeds being reinvested in lower yielding assets. Additionally, interest income on investment securities and interest-bearing deposits decreased $495,000, or 13.0%, due to a 45 basis point decrease in the weighted average yield earned combined with a $2.5 million, or 2.5%, decrease in the average balance. The decline in the yield was primarily due to the low interest rate environment resulting in the acceleration of repayment and prepayment of such securities, the proceeds were being reinvested in lower yielding assets. The decrease was offset, in part, by an increase in interest income on mortgage-related securities as a result of a $22.4 million, or 19.5%, increase in the average balance offset by a 3 basis point decrease in the yield earned on such assets.

      The $2.9 million, or 9.7%, decrease in total interest income during the year ended September 30, 2003 as compared to fiscal 2002 was primarily due to a $2.0 million, or 30.7%, decrease in interest income from mortgage-related securities as a result of a 177 basis point decrease in the yield earned offset, in part, by a $1.0 million, or 0.9%, increase in the average balance of the mortgage-related securities portfolio. Interest income on loans decreased $442,000, or 2.3%, due to a 73 basis point decrease in the average yield earned offset partially by a $23.1 million, or 8.7%, increase in the average balance of the loan portfolio. The decline in yield was due to the declining interest rate environment experienced in fiscal 2003 causing accelerated repayments of loans with the proceeds being reinvested in lower yielding assets. In addition, the accelerated prepayments of mortgage-related securities resulted in a significant amortization of premiums. Additionally, interest income on investment securities and other interest-earning assets decreased $518,000, or 10.9%, due to a 71 basis point decrease in the weighted average yield earned offset partially by a $3.7 million, or 3.9%, increase in the average balance of such assets.

      INTEREST EXPENSE. Total interest expense amounted to $14.7 million for the year ended September 30, 2004 as compared to $16.0 million for fiscal 2003. Total interest expense decreased by $1.3 million, or 8.1%, during the year ended September 30, 2004 compared to fiscal 2003 due to a $1.4 million decrease in interest expense on deposits partially offset by a $143,000 increase in interest expense on borrowings. The decrease in interest expense on deposits was due to a 44 basis point decrease in the average rate paid thereon partially offset by a $4.1 million increase in the average balance of deposits. The increase in interest expense on borrowings was due to a $24.8 million increase in the average balance of borrowings offset by a 76 basis point decrease in the average rate paid. The decrease in the rates paid on deposits and borrowings was due to declining interest rates experienced during the first three quarters of fiscal year 2004.

      Total interest expense amounted to $16.0 million for the year ended September 30, 2003 as compared to $18.3 million for fiscal 2002. Total interest expense decreased by $2.2 million, or 12.3%, during the year ended September 30, 2003 compared to fiscal 2002 due to a $2.2 million and $33,000 decrease in interest expense on deposits and subordinated debt, respectively, partially offset by a $42,000 increase in interest expense on borrowings. The decrease in interest expense on deposits was due to an 87 basis point decrease in the average rate paid thereon partially offset by a $24.4 million increase in the average balance of deposits. The increase in interest expense on borrowings was due to a $3.9 million increase in the average balance of borrowings offset by an 11 basis point decrease in the average rate paid. Deposits grew due to the Company's continued marketing of its core deposit products and were used to fund purchases of investment and mortgage-related securities. However, interest expense decreased primarily due to lower rates paid on deposits and overnight borrowings resulting from declining interest rates experienced during fiscal year 2003.

      PROVISIONS FOR LOAN LOSSES. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management to cover all known and inherent losses in the Company's loan portfolio. Management's analysis includes consideration of the Company's historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company's primary market area, and other factors related to the collectibility of the Company's loan and loans held for sale portfolios. Management of the Company assesses the allowance for loan losses on a monthly basis and makes provisions for loan losses as deemed necessary in order to maintain the allowance for loan losses at a level management believes covers all known and inherent losses that are both probable and reasonably estimable. For the years ended September 30, 2004, 2003 and 2002, the provisions for loan losses were $300,000, $715,000 and $540,000, respectively. During fiscal 2004, the Company lowered its provision for loan losses primarily due to its assessment of the amount of losses and charge-offs as compared to fiscal 2003. The Company charged off $321,000 in fiscal 2004 compared to $1.1 million in the prior fiscal year. At September 30, 2004, the Company's allowance for loan losses totaled $2.0 million which amounted to 100.29% of total non-performing loans and 0.66% of gross loans receivable. During fiscal 2003, the Company increased its provision for loan losses as compared to fiscal 2002 primarily due to its assessment of the amount of losses it would incur with respect to non-performing commercial real estate loans.

      NON-INTEREST INCOME. For the year ended September 30, 2004, the Company reported non-interest income of $3.9 million compared to $3.3 million for the year ended September 30, 2003. The $613,000, or 18.7%, increase in non-interest income was due primarily as a result of increases in service charges, realized gains on sale of securities and other income partially offset by the decline in the gains on sale of loans and the cash surrender value of certain insurance policies.

      Service charges increased $222,000, or 21.9%, primarily as a result of the implementation of additional fee-based deposit services in the fourth quarter of fiscal 2004. For the fiscal year ended September 30, 2004, the net gains on sale of investment and mortgage-related securities increased $314,000 resulting from realized gains of $2.0 million on securities partially offset by a $1.1 million pre-tax other-than-temporary impairment of a perpetual preferred security. See "Investment and Mortgage-Related Securities." The increase in non-interest income was also due to a recognition of $550,000 in connection with a repayment of a commercial real estate loan. Under the terms of the loan, certain additional contingent payments were due upon repayment of the loan in full. The rise in mortgage rates experienced in fiscal 2004 reduced the volume of mortgage refinance activity as compared to fiscal 2003 resulting in a decrease of $356,000 in the gain on sale of loans. The reduced level of mortgage refinance activity also resulted in reduced mortgage broker activity and reduced gains on sale of loans held for sale. In addition, the increase in cash surrender value experienced a slower appreciation decreased $229,000 primarily due to certain insurance policies held by the Bank to fund certain supplemental retirement benefits in the underlying investment of equity securities compared to the same period last year.

      For the year ended September 30, 2003, the Company reported non-interest income of $3.3 million compared to $2.3 million for the year ended September 30, 2002. The primary reason for the $1.0 million, or 45.2%, increase in non-interest income in fiscal 2003 were increases of $326,000 and $269,000 increases in gain on the sale of loans and investments and mortgage-related securities, respectively. These increases were the result of the Company's strategy to sell certain single-family fixed-rate residential mortgage loans and to restructure the securities portfolio in order to benefit in the then existing low interest rate environment. Gain on the sale of loans was partially offset by the recording of loans held for sale of loans at their fair value. In addition, due to the overall improvement in the U.S. equities market, the Company experienced a $303,000 increase in the cash surrender value of certain insurance policies used to fund certain supplemental retirement benefits.

      NON-INTEREST EXPENSE. Non-interest expense include salaries and employee benefits, occupancy and equipment expense, Federal Deposit Insurance Corporation
(FDIC) deposit insurance premiums, professional fees, data processing expense, advertising, deposit processing and other items.

      Non-interest expense increased $2.1 million, or 20.2%, for the year ended September 30, 2004 compared to the year ended September 30, 2003 and was primarily due to a $1.4 million, or 27.0%, increase in compensation and employee benefit expense. The increase in compensation and employee benefit expense was attributable to an additional $598,000 expense relating to the funding of a non-qualified supplemental retirement plan for certain executive officers. Additionally, the increase occurred due to a $334,000, or 64.7%, increase in the ESOP expense related to the appreciation of the Company's stock value as well as the prepayment of the outstanding loan balance on the original loan. In addition, the Company experienced increase of $463,000 in compensation and benefit expense was due to the hiring of additional personnel for a new branch and for building infrastructure in the lending areas, merit increases and medical costs. In addition, the increase in non-interest expense for fiscal 2004 was due to increases of $148,000, $188,000 and $204,000 in real estate operations, professional fees and other non-interest expenses, respectively.

       Non-interest expense decreased $41,000, or 0.4%, for the year ended September 30, 2003 compared to the year ended September 30, 2002 primarily due to the absence of any litigation expenses which amounted $570,000 in fiscal 2002 and which related to the settlement of a lawsuit in the prior year. In addition, the Company experienced decreases of $99,000 and $74,000 in professional fees and advertising expenses, respectively, offset, in part by a $562,000 increase in salaries and employee benefits. Salaries and employee benefits increased primarily due to the increased cost of the ESOP resulting from the appreciation of the Company's stock price as well as general compensation increases and the cost of medical and retirement plans.

      INCOME TAXES. The Company recognized income tax expense of $326,000, or 12.9%, of pre-tax income, for the year ended September 30, 2004, compared to $632,000, or 18.7%, of pre-tax income, for the year ended September 30, 2003. The Company recognized income tax expense of $427,000, or 13.5%, of pre-tax income, for fiscal 2002. The primary reason for the decrease in the Company's effective tax rate for fiscal year 2004 was the reduction in income before income taxes. Comparing fiscal years 2003 and 2002, the increase in the lower effective tax rate in fiscal 2003 reflected the reduced level of tax-free income as well as the increase in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowings and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-related securities prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has the ability to obtain advances from the FHLB of Pittsburgh through several credit programs with the FHLB in amounts not to exceed the Bank's maximum borrowing capacity and subject to certain conditions, including holding a predetermined amount of FHLB stock as collateral. As an additional source of funds, the Company has access to the Federal Reserve discount window, but only after it has exhausted its access to the FHLB of Pittsburgh. At September 30, 2004, the Company had $166.4 million of outstanding advances and $3.5 million of overnight borrowings from the FHLB of Pittsburgh.

      Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products and mortgage-related securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage related and investment securities. At September 30, 2004, the total of approved loan commitments outstanding amounted to $2.2 million. At the same date, commitments under unused lines of credit and loans in process on construction loans amounted to an aggregate of $51.9 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2004 totaled $97.4 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

      The OTS requires that the Bank meet minimum regulatory tangible, core, tier 1 risk-based and total risk based capital requirements. At September 30, 2004, the Bank exceeded all regulatory capital requirements and was deemed a well capitalized institution for regulatory purposes. See Note 11 to the Consolidated Financial Statements.

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

DERIVATIVE FINANCIAL INSTRUMENTS, CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

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

      We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

      The Company's contractual cash obligations as of September 30, 2004 are as follows:

                                                                         PAYMENTS DUE BY PERIOD:
                                                     -------------------------------------------------------------
                                                                  LESS THAN                              MORE THAN
                                                      TOTAL         1 YEAR    1-3 YEARS   3-5 YEARS       5 YEARS
                                                     --------     ---------   ---------   ---------      ---------
                                                                         (DOLLARS IN THOUSANDS)
Federal Home Loan Bank borrowings                    $171,149     $  44,610   $      --   $  40,846      $  85,693
Operating Leases                                        2,324           289         392         438          1,205
                                                     --------     ---------   ---------   ---------      ---------
    Total Obligations                                $173,473     $  44,899   $     392   $  41,284      $  86,898
                                                     ========     =========   =========   =========      =========

OFF-BALANCE-SHEET OBLIGATIONS

        The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments (see Note 1 of the "Notes to Consolidated Financial Statements" included in Item 8 herein).

        The Company's contingent liabilities and commitments as of September 30, 2004 are as follows:

                                                                  LESS THAN                              MORE THAN
                                                      TOTAL         1 YEAR    1-3 YEARS   3-5 YEARS       5 YEARS
                                                     --------     ---------   ---------   ---------      ---------
                                                                        (DOLLARS IN THOUSANDS)
Line of Credit                                       $ 37,043(1)  $   9,255   $   1,717   $   4,011      $  22,060
Standby letters of credit                                 169           169          --          --             --
Other commitments to make loans                         2,239         2,239          --          --             --
Undisbursed funds on previous disbursed loans          14,163         3,666       7,991       2,506             --
                                                     --------     ---------   ---------   ---------      ---------
   Total                                             $ 53,614     $  15,329   $   9,708   $   6,517      $  22,060
                                                     ========     =========   =========   =========      =========

-------------------------------
(1) Includes lines of credit for commercial real estate, commercial loans and home equity loans.

INVESTMENT AND MORTGAGE-RELATED SECURITIES

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

      At September 30, 2004, the net unrealized gain on its investment and mortgage-related securities was $2.7 million, or 1.3% of the amortized cost basis. The net unrealized gain on its investment assets at September 30, 2003 was $3.6 million, or 4.9% of the amortized cost basis. The net unrealized gain included gross unrealized gains of $3.9 million and gross unrealized losses of $1.2 million. Of the securities in an unrealized loss position, the unrealized loss position longer than 12 months represents $549,000, or 0.27% of its amortized cost. Securities with an unrealized loss longer than 12 months have a fair value of $29.0 million, of which $13.2 million are mortgage-related.

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

      Based on our evaluation as of September 30, 2004, the Company recognized a pre-tax other-than-temporary impairment of $1.1 million with respect to one perpetual preferred security. A number of factors, including the magnitude of the drop in the market value of the security below the Company's cost and recovery is not expected in a reasonable amount of time, resulted in management's determination that the decline in value was other-than-temporary at the end of the fourth quarter of fiscal 2004. The Company believes that all the remaining securities with an unrealized loss position are only temporarily impaired. The Company will continue to review these securities and evaluate the temporary nature of the impairment on a quarterly basis.

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
                                                     www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First Keystone Financial, Inc. and subsidiaries
Media, Pennsylvania 19063

We have audited the accompanying consolidated balance sheets of First Keystone Financial, Inc. and subsidiaries (the "Company") as of September 30, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Keystone Financial, Inc. and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, in 2004, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46 (R).

/s/ Deloitte Touche LLP

December 17, 2004

                                                        Member of
                                                        DELOITTE TOUCHE TOHMATSU

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         SEPTEMBER 30,
                                                                                     ---------------------
                                                                                       2004         2003
                                                                                     --------     --------
ASSETS
Cash and amounts due from depository institutions                                    $  5,185     $ 10,439
Interest-bearing deposits with depository institutions                                 12,790       10,751
                                                                                     --------     --------
   Total cash and cash equivalents                                                     17,975       21,190
Investment securities available for sale                                               63,615       77,700
Mortgage-related securities available for sale                                         97,620      124,656
Loans held for sale                                                                       172        4,498
Investment securities held to maturity - at amortized cost (approximate fair
   value of $5,370 and  $6,450 at September 30, 2004 and 2003, respectively)            5,287        6,315
Mortgage-related securities held to maturity - at amortized cost
   (approximate fair value of $37,312 and $3,560 at September 30, 2004
   and 2003, respectively)                                                             37,363        3,487
Loans receivable (net of allowance for loan losses of $2,039 and $1,986
   at September 30, 2004 and 2003, respectively)                                      304,248      286,421
Accrued interest receivable                                                             2,577        2,654
Real estate owned                                                                       1,229        1,420
Federal Home Loan Bank stock, at cost                                                   9,827        8,294
Office properties and equipment, net                                                    4,275        3,427
Deferred income taxes                                                                     657           --
Cash surrender value of life insurance                                                 16,110       15,365
Prepaid expenses and other assets                                                      10,964        4,185
                                                                                     --------     --------
   Total Assets                                                                      $571,919     $559,612
                                                                                     ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits                                                                          $344,880     $362,605
   Advances from Federal Home Loan Bank and other borrowings                          171,149      136,272
   Junior subordinated debentures                                                      21,557       21,593
   Accrued interest payable                                                             1,095        1,111
   Advances from borrowers for taxes and insurance                                        815          958
   Deferred income taxes                                                                   --          581
   Accounts payable and accrued expenses                                                2,725        4,104
                                                                                     --------     --------
      Total liabilities                                                               542,221      527,224
                                                                                     --------     --------
Commitments and contingencies (see Note 13 and 14) Stockholders' Equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
   Common stock, $.01 par value, 20,000,000 shares authorized; issued 2,712,556 shares; outstanding at September 30, 2004 and 2003, 1,927,744
      and 1,925,337 shares, respectively                                                   14           14
Additional paid-in capital                                                             13,622       13,443
Employee stock ownership plan                                                          (3,189)        (830)
Treasury stock at cost: 784,812 and 787,219 shares at September 30, 2004
   and 2003, respectively                                                             (11,913)     (11,378)
Accumulated other comprehensive income                                                  1,734        3,069
Retained earnings-partially restricted                                                 29,430       28,070
                                                                                     --------     --------
   Total stockholders' equity                                                          29,698       32,388
                                                                                     --------     --------
Total Liabilities and Stockholders' Equity                                           $571,919     $559,612
                                                                                     ========     ========

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                                ----------------------------
                                                                                 2004      2003       2002
                                                                                -------   -------   --------
INTEREST INCOME:
Interest and fees on loans                                                      $17,529   $18,937   $ 19,379
Interest and dividends on:
   Mortgage-related securities                                                    5,298     4,464      6,441
   Investment securities:
      Taxable                                                                     2,127     2,295      2,445
      Tax-exempt                                                                    842     1,040      1,203
      Dividends                                                                     271       356        430
   Interest-bearing deposits                                                         76       120        223
                                                                                -------   -------   --------
         Total interest income                                                   26,143    27,212     30,121
                                                                                -------   -------   --------
INTEREST EXPENSE:
Interest on:
   Deposits                                                                       5,910     7,352      9,599
   Federal Home Loan Bank advances and other borrowings                           7,126     6,983      6,941
   Junior subordinated debentures                                                 1,676     1,677      1,710
                                                                                -------   -------   --------
         Total interest expense                                                  14,712    16,012     18,250
                                                                                -------   -------   --------
Net interest income                                                              11,431    11,200     11,871
Provision for loan losses                                                           300       715        540
                                                                                -------   -------   --------
Net interest income after provision for loan losses                              11,131    10,485     11,331
                                                                                -------   -------   --------
NON-INTEREST INCOME:
Service charges and other fees                                                    1,235     1,013      1,000
Net gain on sale of:
   Investments and mortgage-related securities                                      914       600        331
   Loans held for sale                                                               54       410         84
Increase in cash surrender value                                                    731       960        680
Other real estate fees                                                              550        --         --
Other income                                                                        415       303        168
                                                                                -------   -------   --------
         Total non-interest income                                                3,899     3,286      2,263
                                                                                -------   -------   --------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                                    6,807     5,358      4,796
Occupancy and equipment                                                           1,253     1,242      1,229
Professional fees                                                                   867       679        778
Federal deposit insurance premium                                                    53        55         57
Net cost of operation of other real estate                                          186        38         (4)
Data processing                                                                     478       467        478
Advertising                                                                         423       397        471
Litigation settlement                                                                --        --        570
Deposit processing                                                                  628       562        515
Other                                                                             1,806     1,602      1,551
                                                                                -------   -------   --------
         Total non-interest expense                                              12,501    10,400     10,441
                                                                                -------   -------   --------
Income before income tax expense                                                  2,529     3,371      3,153
Income tax expense                                                                  326       632        427
                                                                                -------   -------   --------
         Net income                                                             $ 2,203   $ 2,739   $  2,726
                                                                                =======   =======   ========
Earnings per common share:
   Basic                                                                        $  1.21   $  1.44   $   1.42
   Diluted                                                                      $  1.14   $  1.35   $   1.34

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)

                                                           EMPLOYEE                  ACCUMULATED    RETAINED
                                               ADDITIONAL    STOCK                      OTHER      EARNINGS-       TOTAL
                                        COMMON  PAID-IN    OWNERSHIP    TREASURY    COMPREHENSIVE  PARTIALLY    STOCKHOLDERS'
                                         STOCK  CAPITAL      PLAN        STOCK      INCOME (LOSS)  RESTRICTED      EQUITY
                                        ------ ----------  ---------    --------    -------------  ----------   -------------
Balance at October 1, 2001              $   14 $   13,536  $  (1,147)   $ (8,583)   $       2,664  $   24,137   $      30,621
                                        ------ ----------  ---------    --------    -------------  ----------   -------------
Comprehensive income:
Net income                                  --         --         --          --               --       2,726           2,726
Other comprehensive income, net of tax:
   Net unrealized gain on securities
      net of reclassification
       adjustment(1)                        --         --         --          --              536          --             536
                                        ------ ----------  ---------    --------    -------------  ----------   -------------
      Comprehensive income                  --         --         --          --               --          --           3,262
                                        ------ ----------  ---------    --------    -------------  ----------   -------------
ESOP stock committed to be released         --         --        152          --               --          --             152
Excess of fair value above cost of ESOP
   shares committed to be released          --        161         --          --               --          --             161
Exercise of stock options                   --        (75)        --         421               --          --             346
Purchase of treasury stock                  --         --         --      (1,013)              --          --          (1,013)
Dividends paid                              --         --         --          --               --        (734)           (734)
                                        ------ ----------  ---------    --------    -------------  ----------   -------------
Balance at September 30, 2002               14     13,622       (995)     (9,175)           3,200      26,129          32,795
                                        ------ ----------  ---------    --------    -------------  ----------   -------------
Comprehensive income:
Net income                                  --         --         --          --               --       2,739           2,739
Other comprehensive income, net of tax:
   Net unrealized loss on securities
      net of reclassification
       adjustment(1)                        --         --         --          --             (131)         --            (131)
                                        ------ ----------  ---------    --------    -------------  ----------   -------------
   Comprehensive income                     --         --         --          --               --          --           2,608
                                        ------ ----------  ---------    --------    -------------  ----------   -------------
ESOP stock committed to be released         --         --        165          --               --          --             165
Excess of fair value above cost of ESOP
   shares committed to be released          --        231         --          --               --          --             231
Exercise of stock options                   --       (410)        --         783               --          --             373
Purchase of treasury stock                  --         --         --      (2,986)              --          --          (2,986)
Dividends paid                              --         --         --          --               --        (798)           (798)
                                        ------ ----------  ---------    --------    -------------  ----------   -------------
Balance at September 30, 2003               14     13,443       (830)    (11,378)           3,069      28,070          32,388
                                        ====== ==========  =========    ========    =============  ==========   =============
Comprehensive income:
Net income                                  --         --         --          --               --       2,203           2,203
Other comprehensive income, net of tax:
   Net unrealized loss on securities
      net of reclassification
       adjustment(1)                        --         --         --          --           (1,335)         --          (1,335)
                                        ------ ----------  ---------    --------    -------------  ----------   -------------
   Comprehensive income                     --         --         --          --               --          --             868
                                        ------ ----------  ---------    --------    -------------  ----------   -------------
ESOP stock committed to be released         --         --        220          --               --          --             220
Common stock acquired by stock
   benefit plan                             --         --     (2,579)         --               --          --          (2,579)
Excess of fair value above cost of ESOP
   shares committed to be released          --        417         --          --               --          --             417
Exercise of stock options                   --       (238)        --         804               --          --             566
Purchase of treasury stock                  --         --         --      (1,339)              --          --          (1,339)
Dividends paid                              --         --         --          --               --        (843)           (843)
                                        ------ ----------  ---------    --------    -------------  ----------   -------------
Balance at September 30, 2004           $   14 $   13,622  $  (3,189)   $(11,913)   $       1,734  $   29,430   $      29,698
                                        ====== ==========  =========    ========    =============  ==========   =============

                                                                             2004      2003      2002
                                                                            -------   ------    -------
(1) Disclosure of reclassification amount, net of tax for the years ended:

    Net unrealized (depreciation) appreciation arising during the year      $  (732)  $  265    $   754

    Less: reclassification adjustment for net gains included in net income
             (net of tax $311, $204 and $113, respectively)                     603      396        218
                                                                            -------   ------    -------
    Net unrealized (loss) gain on securities                                $(1,335)  $ (131)   $   536
                                                                            =======   =======   =======

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                                      YEAR ENDED SEPTEMBER 30,
                                                                                -----------------------------------
                                                                                  2004         2003         2002
                                                                                ---------    ---------    ---------
OPERATING ACTIVITIES:
   Net income                                                                   $   2,203    $   2,739    $   2,726
       Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
       Provision for depreciation and amortization                                    473          426          457
       Amortization of premiums and discounts                                         540        1,203           (4)
       Increase in cash surrender value of life insurance                            (745)      (1,003)        (341)
       (Gain) loss on sales of:
           Loans held for sale                                                        (54)        (410)         (84)
           Investment securities available for sale                                  (587)        (660)        (331)
           Mortgage-related securities available for sale                            (306)          60           --
           Real estate owned                                                           --            1         (124)
       Provision for loan losses                                                      300          715          540
       Provision for real estate owned losses                                          --           --           18
       Amortization of ESOP                                                           637          396          384
       Deferred income taxes                                                         (550)         225         (135)
       Changes in assets and liabilities which provided (used) cash:
           Origination of loans held for sale                                      (9,671)     (30,995)      (3,712)
           Loans sold in the secondary market                                       9,814       26,998        3,436
           Accrued interest receivable                                                 77          317          382
           Prepaid expenses and other assets                                       (6,779)      (1,622)        (397)
           Accrued interest payable                                                   (16)        (138)        (750)
           Accrued expenses                                                        (1,379)      (1,224)       3,619
                                                                                ---------    ---------    ---------
           Net cash (used in) provided by operating activities                     (6,043)      (2,972)       5,684
                                                                                ---------    ---------    ---------
INVESTING ACTIVITIES:
   Loans originated                                                              (130,824)    (174,407)    (172,860)
   Purchases of:
       Investment securities available for sale                                    (8,579)     (23,334)     (37,909)
       Investment securities held to maturity                                          --       (6,329)          --
       Mortgage-related securities available for sale                             (22,329)    (132,141)     (27,511)
       Mortgage-related securities held to maturity                               (37,856)          --           --
   (Purchase) redemption of FHLB stock                                             (1,533)      (1,723)         346
   Proceeds from sales of investment and mortgage-related securities
    available for sale                                                             16,464       14,600        8,936
   Proceeds from sales of real estate owned                                           376          150        1,003
   Principal collected on loans                                                   116,894      175,198      131,402
   Proceeds from maturities, calls or repayments of:
       Investment securities available for sale                                    13,454       20,793       12,343
       Investment securities held to maturity                                       1,000           --           --
       Mortgage-related securities available for sale                              40,344       83,135       58,779
       Mortgage-related securities held to maturity                                 3,924        5,369        2,595
   Purchase of property and equipment                                              (1,321)        (362)        (258)
   Net expenditures on real estate owned                                               --           --          (11)
                                                                                ---------    ---------    ---------
           Net cash used in investing activities                                   (9,986)     (39,051)     (23,145)
                                                                                ---------    ---------    ---------
FINANCING ACTIVITIES:
   Net (decrease) increase in deposit accounts                                    (17,725)      31,840       19,164
   Net increase in FHLB advances and other borrowings                              34,877       10,035          167
   Net (decrease) increase in advances from borrowers for taxes and
    insurance                                                                        (143)         126          136
   Issuance of junior subordinated debentures                                          --           --        8,248
   Common stock acquired by ESOP                                                   (2,579)          --           --
   Repurchase of junior subordinated debentures                                        --           --       (3,290)
   Proceeds from exercise of stock options                                            566          373          275
   Purchase of treasury stock                                                      (1,339)      (2,986)      (1,013)
   Cash dividends                                                                    (843)        (798)        (734)
                                                                                ---------    ---------    ---------
           Net cash provided by financing activities                               12,814       38,590       22,953
                                                                                ---------    ---------    ---------
(Decrease) increase in cash and cash equivalents                                   (3,215)      (3,433)       5,492
Cash and cash equivalents at beginning of year                                     21,190       24,623       19,131
                                                                                ---------    ---------    ---------
Cash and cash equivalents at end of year                                        $  17,975    $  21,190    $  24,623
                                                                                =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
   Cash payments for interest on deposits and borrowings                        $  14,728    $  14,522    $  17,331
   Cash payments of income taxes                                                      959          800          650
   Fair value adjustment to investments available for sale                          1,074           --           --
   Transfer of loans held for sale to loan portfolio                                4,186           --           --
   Transfers of loans receivable into real estate owned                               153        2,122          361

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.       NATURE OF OPERATIONS AND ORGANIZATION STRUCTURE

      The primary business of First Keystone Financial, Inc. (the "Company") is to act as the holding company for its principal wholly owned subsidiary, First Keystone Bank (the "Bank"), a federally chartered stock savings association founded in 1934. The Bank has two active subsidiaries, FKF Management Corp., Inc. which manages investment securities, and State Street Services Corporation, which has ownership interest in a title company as well as a 51% interest in First Keystone Insurance Services ("First Keystone Insurance"), an insurance agency, which is consolidated into the Company's financial statements. Effective with the adoption of FASB Interpretation ("FIN") No. 46 and FIN 46(R) (see Recent Accounting Pronouncements, below), on December 31, 2003 the Company deconsolidated First Keystone Capital Trust I and First Keystone Capital Trust II, collectively, the ("Issuer Trusts").

      The primary business of the Bank is to offer a wide variety of commercial and retail products through its branch system located in Delaware and Chester counties in Pennsylvania. The Bank is primarily supervised and regulated by the Office of Thrift Supervision ("OTS").

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company, the Bank and the Company's and the Bank's wholly owned subsidiaries. In addition, the Company consolidates First Keystone Insurance for which one of the Bank's subsidiaries has a 51% ownership interest. The Company evaluated Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," and determined the Company operates in one segment and that is Banking. Intercompany accounts and transactions have been eliminated in consolidation.

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

   SECURITIES HELD TO MATURITY AND SECURITIES AVAILABLE FOR SALE

      Securities held to maturity are carried at amortized cost. Securities are designated as held to maturity only if the Company has the positive intent and ability to hold these securities to maturity. Securities available for sale are carried at fair value with the resulting unrealized gains or losses recorded in equity, net of tax. For the years ended September 30, 2004 and 2003, the Company did not maintain a trading portfolio.

   OTHER-THAN-TEMPORARY IMPAIRMENT OF SECURITIES

      Securities are evaluated on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings equal is recognized.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

      Impaired loans are predominantly measured based on the fair value of the collateral. The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of probable losses and impairment existing in the current loan portfolio. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan. An insignificant delay or insignificant shortfall in amounts of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays of less than 90 days are considered to be insignificant. Large groups of smaller balance homogeneous loans, including residential real estate and consumer loans, are collectively evaluated for impairment, except for loans restructured pursuant to a troubled debt restructuring.

      Loans secured by residential real estate, including home equity and home equity lines of credit, are classified as nonaccrual at 90 days past due, and are recorded at the lower of cost or market value, less liquidation costs, unless the loans are well-secured and in the process of collection. Loans other than consumer loans are charged-off based on the facts and circumstances of the individual loan. Consumer loans are generally charged-off in the month they become 180 days past due.

   MORTGAGE BANKING ACTIVITIES

      The Company originates mortgage loans held for investment and for sale. At origination, the mortgage loan is identified as either held for sale or for investment. Mortgage loans held for sale are carried at the lower of cost or forward committed contracts (which approximates market), determined on a net aggregate basis.

      At September 30, 2004, 2003 and 2002, loans serviced for others totaled approximately $50,862, $51,547 and $51,826, respectively. Servicing loans for others consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures. Loan servicing income is recorded when earned and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. The Company has fiduciary responsibility for related escrow and custodial funds aggregating approximately $318 and $603 at September 30, 2004 and 2003, respectively.

      The Company assesses the retained interest in the servicing asset or liability associated with the sold loans based on the relative fair values. The servicing asset or liability is amortized in proportion to and over the period during which estimated net servicing income or net servicing loss, as appropriate, will be received. Assessment of the fair value of the retained interest is performed on a continual basis. At September 30, 2004 and 2003, mortgage servicing rights totaling $240 and $198, respectively, were included in other assets.

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

   INCOME RECOGNITION ON LOANS

      Interest on loans is credited to income when earned. Accrual of loan interest is discontinued and a reserve established through a charge to interest income on existing accruals if management believes after considering, among other things, economic and business conditions and collection efforts, that the borrowers financial condition is such that collection of interest is doubtful. Payments received on non-accrual loans shall be applied to the oldest unpaid balance.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

   OFFICE PROPERTIES AND EQUIPMENT

      Office properties and equipment are recorded at cost. Depreciation is computed using the straight-line method over the expected useful lives of the assets which range from two to 40 years. The costs of maintenance and repairs are expensed as they are incurred, and renewals and betterments are capitalized.

   CASH SURRENDER VALUE OF LIFE INSURANCE

      The Bank funded the purchase of insurance policies on the lives of certain officers and employees of the Bank. The Company has recognized any increase in cash surrender value of life insurance, net of insurance costs in the consolidated statements of income. The cash surrender value of the insurance policies is recorded as an asset in the statements of financial condition.

   INTEREST RATE RISK

      At September 30, 2004 and 2003, the Company's assets consisted primarily of assets that earned interest at either adjustable or fixed interest rates and the average life of which is longer term. These assets were funded primarily with shorter term liabilities that have interest rates which vary over time with market rates and, in some cases, certain call features that are affected by changes in market rates of interest. The shorter duration of the interest-sensitive liabilities indicates that the Company is exposed to interest rate risk because, in a rising rate environment, liabilities will be repricing faster at higher interest rates, thereby reducing the market value of long-term assets and net interest income.

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

                                                                        YEAR ENDED SEPTEMBER 30,
                                                                  ----------------------------------
                                                                     2004         2003       2002
                                                                  ---------     ---------  ---------
Average common shares outstanding                                 1,786,047     1,901,682  1,915,818
Increase in shares due to options                                   106,986       127,310    118,100
                                                                  ---------     ---------  ---------
Adjusted shares outstanding - diluted                             1,893,033     2,028,992  2,033,918
                                                                  =========     =========  =========

      For the years ended September 30, 2004 and 2003, there were no outstanding options that were antidilutive. For the year ended September 30, 2002, 9,000 shares related to outstanding options were excluded from the calculation of diluted EPS because the effect was antidilutive.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

   ACCOUNTING FOR STOCK OPTIONS

      The Company accounts for stock options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which allows an entity to choose between the intrinsic value method, as defined in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," or the fair value method of accounting for stock-based compensation described in SFAS No.
123. An entity using the intrinsic value method must disclose pro forma net income and earnings per share as if stock-based compensation was accounted for using the fair value method. The Company continues to account for stock-based compensation using the intrinsic value method and, accordingly, has not recognized compensation expense under this method.

      Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                                         YEAR ENDED SEPTEMBER 30,
                                                                     2004        2003        2002
                                                                    ------      ------      ------
Net income:
   As reported                                                      $2,203      $2,739      $2,726
   Pro forma                                                         2,183       2,665       2,649
Net income per common and common equivalent share:
Earnings per common share - diluted
  - As reported                                                     $ 1.14      $ 1.35      $ 1.34
  - Pro forma                                                         1.13        1.31        1.30
Weighted average fair value of options granted during the
  period                                                               N/A      $ 4.83      $ 9.67

      The binomial option-pricing model was used to determine the fair value of options at the grant date. Significant assumptions used to calculate the above fair value of the awards are as follows:

                                                                            SEPTEMBER 30,
                                                                  -------------------------------
                                                                  2004           2003        2002
                                                                  ----          ------      -----
Risk-free interest rate of return                                  N/A           3.03%       2.98%
Expected option life (months)                                      N/A            100         100
Expected volatility                                                N/A             27%         73%
Expected dividends                                                 N/A            1.8%        2.8%

    OTHER COMPREHENSIVE INCOME

      The Company presents as a component of comprehensive income the amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to stockholders' equity.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

   ACCOUNTING FOR DERIVATIVE INSTRUMENTS

      In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS Statement No.149, "Amendment of Statement No.133 on Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivatives imbedded in other contracts and hedging activities. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138 and interpreted by the FASB and the Derivative Implementation Group through Statement 133 Implementation Issues, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. In accordance with SFAS No. 149 and SFAS No. 133, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Currently, the Company does not have any embedded derivatives and does not employ hedging activities.

   STATEMENT OF CASH FLOWS

      For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits with depository institutions.

   RECENT ACCOUNTING PRONOUNCEMENTS

      In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company currently has no guarantees that would be required to be recognized, measured or disclosed under this Interpretation.

      In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB issued a revision of FIN 46 (FIN 46(R)). The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has participated in the issue of trust preferred securities through trusts established for such purpose. These trusts are subject to the requirements of FIN No. 46 and FIN No. 46(R). Effective December 31, 2003, the Company adopted FIN No. 46(R). requiring the Company to deconsolidate the trust preferred security trusts. The Company previously classified its trust preferred securities after total liabilities and before stockholders' equity on the Consolidated Statements of Financial Condition. Under the provisions of FIN No. 46(R), these securities were reclassified as borrowed funds effective December 31, 2003. Additionally, the related dividends were reclassified from non-interest expense and included in interest expense in the consolidated statements of income. Reclassifications of prior period amounts were made to conform to this presentation. The Company is not a party to any other variable interest entities covered by FIN No. 46(R). The adoption of FIN No. 46(R) did not have a material impact on the Company's financial statements.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The FASB is addressing certain implementation issues associated with the application of SFAS No. 150. In October 2003, the FASB decided to defer certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments representing non-controlling interests in subsidiaries included in consolidated financial statements. The Company will monitor the actions of the FASB and assess the impact, if any, that these actions may have on the Company's financial statements. Currently, the Company has no financial instruments entered into or modified that require application of this Statement. The adoption of this Statement did not have a material impact on the Company's financial condition or results of operations.

      In March 2004, the FASB Emerging Issues Task Force ("EITF") reached a consensus regarding EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of this Issue has been delayed by FASB Staff Position ("FSP") EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," posted September 30, 2004. The delay of the effective date for paragraphs 10-20 will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1a, "Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment. The disclosures continue to be effective for the Company's consolidated financial statements for fiscal years ending after December 15, 2003, for investments accounted for under SFAS No. 115 and No. 124. For all other investments within the scope of this Issue, the disclosures continue to be effective for fiscal years ending after June 15, 2005. The additional disclosures for cost method investments continue to be effective for fiscal years ending after June 15, 2004.

   RECLASSIFICATIONS

      Certain reclassifications have been made to the September 30, 2003 and 2002 consolidated financial statements to conform with the September 30, 2004 presentation. Such reclassifications had no impact on the reported net income.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3.       INVESTMENT SECURITIES

      The amortized cost and approximate fair value of investment securities available for sale and investment securities held to maturity are as follows:

                                                                                      SEPTEMBER 30, 2004
                                                                        --------------------------------------------
                                                                                     GROSS     GROSS
                                                                        AMORTIZED UNREALIZED UNREALIZED  APPROXIMATE
                                                                           COST      GAIN       LOSS      FAIR VALUE
                                                                        --------- ---------- ----------  -----------
Available for Sale:
U.S. Treasury securities and securities
   Of U.S. Government agencies:
     1 to 5 years                                                       $  14,694 $       -- $     (199) $    14,495
     5 to 10 years                                                             --         --         --           --
Municipal obligations                                                      11,963        418         --       12,381
Corporate bonds                                                            13,309        770         (5)      14,074
Mutual funds                                                               14,009         --       (205)      13,804
Asset-backed securities                                                     1,189          8         --        1,197
Preferred stocks                                                            3,900         --         --        3,900
Other equity investments                                                    1,755      2,009         --        3,764
                                                                        --------- ---------- ----------  -----------
     Total                                                              $  60,819 $    3,205 $     (409) $    63,615
                                                                        --------- ---------- ----------  -----------
Held to Maturity:
   Municipal obligations                                                $   3,260 $       50 $       --  $     3,310
   Corporate bonds                                                          2,027         33         --        2,060
                                                                        --------- ---------- ----------  -----------
      Total                                                             $   5,287 $       83 $       --  $     5,370
                                                                        ========= ========== ==========  ===========

      Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at September 30, 2004.

                             Loss Position              Loss Position
                           Less than 12 Months        12 Months or Longer                Total
                        ------------------------    -----------------------     --------------------------
                                      Unrealized                 Unrealized                     Unrealized
                        Fair Value      Losses      Fair Value     Losses       Fair Value        Losses
                        ----------    ----------    ----------   ----------     ----------      ----------
U.S. Government
   and agency bonds     $   12,544    $     (150)   $    1,951   $      (49)    $   14,495      $     (199)
Corporate bonds              1,995            (5)           --           --          1,995              (5)
Mutual fund                     --            --        13,804         (205)        13,804            (205)
                        ----------    ----------    ----------   ----------     ----------      ----------
Total                   $   14,539    $     (155)   $   15,755   $     (254)    $   30,294      $     (409)
                        ==========    ==========    ==========   ==========     ==========      ==========

      At September 30, 2004, investment securities in a gross unrealized loss position for twelve months or longer consist of two securities having an aggregate depreciation of 1.6% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. Although the fair value will fluctuate as the market interest rates move, the majority of the Company's investment portfolio consists of low risk securities from government agencies. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of September 30, 2004 represents an other-than-temporary impairment.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

      Based on management's evaluation as of September 30, 2004, the Company recognized a pre-tax other-than-temporary impairment of $1.1 million resulting from a determination that a $5.0 million investment available for sale in Federal Home Loan Mortgage Corporation ("FHLMC") floating rate perpetual preferred stock was impaired due to its decline in value and a determination that it is not expected to recover in the near future. The FHLMC preferred stock is rated AA- and is fully performing.

                                                                     SEPTEMBER 30, 2003
                                                   ---------------------------------------------------
                                                                 GROSS        GROSS
                                                   AMORTIZED   UNREALIZED   UNREALIZED     APPROXIMATE
                                                     COST         GAIN         LOSS         FAIR VALUE
                                                   ---------   ----------   ----------     -----------
Available for Sale:
U.S. Treasury securities and securities
   Of U.S. Government agencies:
     1 to 5 years                                  $  13,020   $       35   $      (51)    $    13,004
     5 to 10 years                                     4,880          139          (31)          4,988
Municipal obligations                                 14,112          503           --          14,615
Corporate bonds                                       17,567        1,288         (332)         18,523
Mutual funds                                          14,009           --          (57)         13,952
Asset-backed securities                                1,911           11           --           1,922
Preferred stocks                                       5,474           34         (524)          4,984
Other equity investments                               3,126        2,586           --           5,712
                                                   ---------   ----------   ----------     -----------
     Total                                         $  74,099   $    4,596   $     (995)    $    77,700
                                                   ---------   ----------   ----------     -----------
Held to Maturity:
   Municipal obligations                           $   3,261   $      19    $       --     $     3,280
   Corporate bonds                                     3,054          116           --           3,170
                                                   ---------   ----------   ----------     -----------
      Total                                        $   6,315   $      135   $       --     $     6,450
                                                   =========   ==========   ==========     ===========

      For the years ended September 30, 2004, 2003 and 2002, proceeds from sales of investment securities available for sale amounted to $9,986, $7,309 and $7,066, respectively. For such periods, gross realized gains on sales amounted to $1,716, $660 and $351, respectively, while gross realized losses amounted to $61, $0 and $20, respectively. The tax provision applicable to these net realized gains and losses amounted to $583, $224 and $112, respectively. Gains are realized and recorded on specific identification method.

      Investment securities with an aggregate carrying value of $4,906 and $4,930 were pledged as collateral at September 30, 2004 and 2003, respectively for financings (see Note 8).

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4.       MORTGAGE-RELATED SECURITIES

      Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                                SEPTEMBER 30, 2004
                                                  ----------------------------------------------
                                                               GROSS       GROSS
                                                  AMORTIZED  UNREALIZED  UNREALIZED  APPROXIMATE
                                                    COST        GAIN        LOSS      FAIR VALUE
                                                  ---------  ----------  ----------  ----------
Available for Sale:
   FHLMC pass-through certificates                $   5,838  $       15  $      (42) $     5,811
   FNMA pass-through certificates                    42,805         259        (203)      42,861
   GNMA pass-through certificates                     1,250          20          --        1,270
   Collateralized mortgage obligations               47,895         141        (358)      47,678
                                                  ---------  ----------  ----------  -----------
     Total                                        $  97,788  $      435  $     (603) $    97,620
                                                  =========  ==========  ==========  ===========
Held to Maturity:
   FHLMC pass-through certificates                $  16,226  $       85  $     (101) $    16,210
   FNMA pass-through certificates                    20,613          74        (106)      20,581
   Collateralized mortgage obligations                  524          --          (3)         521
                                                  ---------  ----------  ----------  -----------
     Total                                        $  37,363  $      159  $     (210) $    37,312
                                                  =========  ==========  ==========  ===========

       Provided below is a summary of mortgage-related securities available for sale and held to maturity which were in an unrealized loss position at September 30, 2004.

                         Loss Position               Loss Position
                      Less than 12 Months        12 Months or Longer                Total
                    -----------------------    -----------------------      ----------------------
                                 Unrealized                 Unrealized                  Unrealized
                    Fair Value     Losses      Fair Value     Losses        Fair Value    Losses
                    ----------   ----------    ----------   ----------      ----------  ----------
Pass-through
  certificates      $   30,639   $     (285)   $    6,859   $     (167)     $   37,498  $     (452)
Collateralized
  mortgage
  obligations           26,003         (233)        6,344         (128)         32,347        (361)
                    ----------   ----------    ----------   ----------      ----------  ----------
Total               $   56,642   $     (518)   $   13,203   $     (295)     $   69,845  $     (813)
                    ==========   ==========    ==========   ==========      ==========  ==========

      At September 30, 2004, mortgage-related securities in a gross unrealized loss position for twelve months or longer consist of seven securities having an aggregate depreciation of 2.2% from the Company's amortized cost basis. Management does not believe any individual unrealized loss as of September 30, 2004 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and private institutions. The majority of the unrealized losses associated with mortgage-related securities are primarily attributable to changes in interest rates and not from the deterioration of the creditworthiness of the issuer.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  SEPTEMBER 30, 2003
                                                  -----------------------------------------------
                                                               GROSS      GROSS
                                                  AMORTIZED  UNREALIZED UNREALIZED   APPROXIMATE
                                                    COST        GAIN       LOSS       FAIR VALUE
                                                  ---------  ---------- ----------   -----------
Available for Sale:
   FHLMC pass-through certificates                $   6,862  $      126 $      (38)  $     6,950
   FNMA pass-through certificates                    45,740         412       (122)       46,030
   GNMA pass-through certificates                    13,043         596         --        13,639
   Collateralized mortgage obligations               57,961         433       (357)       58,037
                                                  ---------  ---------- ----------   -----------
     Total                                        $ 123,606  $    1,567 $     (517)  $   124,656
                                                  =========  ========== ==========   ===========
Held to Maturity:
   FHLMC pass-through certificates                $     478  $       22 $       --   $       500
   FNMA pass-through certificates                     2,123          40         (3)        2,160
   Collateralized mortgage obligations                  886          14         --           900
                                                  ---------  ---------- ----------   -----------
     Total                                        $   3,487  $       76 $       (3)  $     3,560
                                                  =========  ========== ==========   ===========

      The collateralized mortgage obligations contain both fixed and adjustable-rate classes of securities which are repaid in accordance with a predetermined priority. The underlying collateral of the securities consisted of loans which are primarily guaranteed by FHLMC, FNMA and GNMA.

      For the years ended September 30, 2004 and 2003, proceeds from sales of mortgage-related securities available for sale amounted to $7,174 and $7,485, respectively. Gross realized gains amounted to $299 and $39 for the years ended September 30, 2004 and 2003, respectively. Gross realized losses amounted to $4 for the year ended September 30, 2004. The tax provision (benefit) applicable to these net realized gains and losses amounted to $102 and $(38) for the years ended September 30, 2004 and 2003, respectively. Gains are realized and recorded on specific identification method. During the year ended September 30, 2002, there were no sales of mortgage-related securities.

      Mortgage-related securities with aggregate carrying values of $17,064 and $13,059 were pledged as collateral at September 30, 2004 and 2003, respectively, for municipal deposits and financings (see Note 8).

5.       ACCRUED INTEREST RECEIVABLE

      The following is a summary of accrued interest receivable by category:

                                                    SEPTEMBER 30,
                                                  ----------------
                                                   2004     2003
                                                  -----    -------
Loans                                             $1,401   $ 1,438
Mortgage-related securities                          524       513
Investment securities                                652       703
                                                  ------   -------
     Total                                        $2,577   $ 2,654
                                                  ======   =======

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6.       LOANS RECEIVABLE

      Loans receivable consist of the following:

                                       SEPTEMBER 30,
                                   ---------------------
                                     2004         2003
                                   --------     --------
Single-family                      $163,907     $166,042
Construction and land                38,078       28,975
Multi-family and commercial          64,509       59,022
Home equity and lines of credit      43,621       33,459
Consumer loans                        1,471        1,438
Commercial loans                     10,624       10,161
                                   --------     --------
   Total loans                      322,210      299,097
Loans in process                    (15,807)     (10,655)
Allowance for loan losses            (2,039)      (1,986)
Deferred loan fees                     (116)         (35)
                                   --------     --------
   Loans receivable net            $304,248     $286,421
                                   ========     ========

      The Company originates loans primarily in its local market area of Delaware and Chester Counties, Pennsylvania to borrowers that share similar attributes. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

      The Company participated in the origination and sale of fixed-rate single-family residential loans in the secondary market. The Company recognized gains on sale of conforming agency loans held for sale of $54, $410 and $84 for fiscal years ended September 30, 2004, 2003 and 2002, respectively.

      The Company offers loans to its directors and senior officers on terms permitted by Regulation O. There were approximately $2,985, $2,068 and $1,578 of loans outstanding to senior officers and directors as of September 30, 2004, 2003 and 2002, respectively. The amount of repayments during the years ended September 30, 2004, 2003 and 2002, totaled $458, $1,038 and $948, respectively. There were $1,375, $1,527 and $725 of new loans granted during fiscal years 2004, 2003 and 2002, respectively.

      The Company had undisbursed portions under consumer and commercial lines of credit as of September 30, 2004 of $24,863 and $12,690, respectively.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

      The Company originates both adjustable and fixed interest rate loans and purchases mortgage-related securities in the secondary market. The originated adjustable-rate loans have annual and lifetime interest rate adjustment limitations and are generally indexed to U.S. Treasury securities plus a fixed margin. Future market factors may affect the correlation of the interest rate adjustment with rates the Company pays on the short-term deposits that have been the primary funding source for these loans. The adjustable-rate mortgage-related securities adjust to various national indices plus a fixed margin. At September 30, 2004, the composition of these loans and mortgage-related securities was as follows:

                                   FIXED-RATE

TERM TO MATURITY                                                      BOOK VALUE
-------------------                                                   ----------
1 month to 1 year                                                     $    2,598
1 year to 3 years                                                          3,665
3 years to 5 years                                                        15,800
5 years to 10 years                                                       88,601
Over 10 years                                                            172,545
                                                                      ----------
Total                                                                 $  283,209
                                                                      ==========

                                 ADJUSTABLE-RATE

TERM TO RATE ADJUSTMENT                                               BOOK VALUE
-----------------------                                               ----------
1 month to 1 year                                                     $   69,396
1 year to 3 years                                                         29,076
3 years to 5 years                                                        59,705
                                                                      ----------
Total                                                                 $  158,177
                                                                      ==========

      The following is an analysis of the allowance for loan losses:

                                                              YEAR ENDED
                                                             SEPTEMBER 30,
                                                    -----------------------------
                                                     2004       2003       2002
                                                    -------    -------    -------
Beginning balance                                   $ 1,986    $ 2,358    $ 2,181
Provisions charged to income                            300        715        540
Charge-offs                                            (321)    (1,102)      (373)
Recoveries                                               74         15         10
                                                    -------    -------    -------
Total                                               $ 2,039    $ 1,986    $ 2,358
                                                    =======    =======    =======

      At September 30, 2004 and 2003, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $2,033 and $1,556, respectively. At September 30, 2004, non-performing loans consisted of loans that were collectively evaluated for impairment.

      As of September 30, 2004 and 2003, the Company had impaired loans with a total recorded investment of $0 and $320, respectively, and an average recorded investment of $85,000 and $2.3 million, respectively. There was not any cash basis interest income recognized on these impaired loans during the years ended September 30, 2004 and 2003. Interest income of approximately $8, $168 and $150, respectively, was not recognized as interest income due to the non-accrual status of loans during 2004, 2003 and 2002.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7.       OFFICE PROPERTIES AND EQUIPMENT

      Office properties and equipment are summarized by major classification as follows:

                                                      SEPTEMBER 30,
                                                    -----------------
                                                     2004      2003
                                                    ------    -------
Land and buildings                                  $7,038    $ 6,082
Furniture, fixtures and equipment                    4,921      4,555
                                                    ------    -------
     Total                                          11,959     10,637
Accumulated depreciation and amortization           (7,684)    (7,210)
                                                    ------    -------
     Net                                            $4,275    $ 3,427
                                                    ======    =======

       The future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2004 are as follows:

September 30,
2005                                          $  289
2006                                             194
2007                                             199
2008                                             214
2009                                             223
Thereafter                                     1,205
                                              ------
Total minimum future rental payments          $2,324
                                              ======

      Leasehold expense was approximately $356, $375 and $335 for the years ended September 30, 2004, 2003 and 2002, respectively.

      Depreciation expense amounted to $473, $426 and $457 for the years ended September 30, 2004, 2003 and 2002, respectively.

8.       DEPOSITS

      Deposits consist of the following major classifications:

                                                                       SEPTEMBER 30,
                                                        -------------------------------------------
                                                               2004                     2003
                                                        -------------------    --------------------
                                                         AMOUNT     PERCENT      AMOUNT     PERCENT
                                                        --------    -------    ---------    -------
Non-interest-bearing                                    $ 21,046        6.1%    $ 20,917        5.8%
NOW                                                       55,864       16.2       60,221       16.6
Passbook                                                  51,371       14.9       47,089       13.0
Money Market                                              51,682       15.0       55,889       15.4
Certificates of Deposit                                  164,917       47.8      178,489       49.2
                                                        --------     ------     --------     ------
   Total                                                $344,880      100.0%    $362,605      100.0%
                                                        ========     ======     ========     ======

      The weighted average interest rates paid on deposits were 1.66% and 1.77% at September 30, 2004 and 2003, respectively.

      Included in deposits as of September 30, 2004 and 2003 are deposits greater than $100 totaling approximately $96,891 and $103,734, respectively. Deposits in excess of $100 are not federally insured.

      At September 30, 2004 and 2003, the Company had pledged certain mortgage-related securities aggregating approximately $17,064 and $12,867, respectively, as collateral for municipal deposits.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

      A summary of scheduled maturities of certificates is as follows:

                                       SEPTEMBER 30,
                               ---------------------------
                                 2004               2003
                               --------           --------
Within one year                $ 97,389           $106,631
One to two years                 32,530             42,069
Two to three years               10,455              7,962
Thereafter                       24,543             21,827
                               --------           --------
Total                          $164,917           $178,489
                               ========           ========

      A summary of interest expense on deposits is as follows:

                                 YEAR ENDED SEPTEMBER 30,
                              -----------------------------
                               2004        2003       2002
                              ------      ------    -------
NOW                           $  287      $  316    $   401
Passbook                         473         530        750
Money Market                     606         736      1,036
Certificates of Deposit        4,544       5,771      7,412
                              ------      ------    -------
   Total                      $5,910      $7,353    $ 9,599
                              ======      ======    =======

9.       BORROWINGS

      A summary of borrowings is as follows:

                                         SEPTEMBER 30,
                                     --------------------
                                       2004        2003
                                     --------    --------
FHLB advances                        $166,387    $126,403
Repurchase agreements                   1,110       2,885
FHLB overnight borrowings               3,500       6,800
Other                                     152         184
                                     --------    --------
  Total borrowings                   $171,149    $136,272
                                     ========    ========

      Advances from the FHLB bear fixed interest rates with remaining periods until maturity, summarized as follows:

                                                      SEPTEMBER 30,
                                                  --------------------
                                                    2004        2003
                                                  --------    --------
Over one year through five years (1)              $ 80,695    $ 25,704
Over five years through ten years (1)               85,499     100,500
Over 10 years                                          193         199
                                                  --------    --------
                                                  $166,387    $126,403
                                                  ========    ========

(1) Although the remaining maturities of these borrowings are between one and ten years, the FHLB has the right to convert these advances to adjustable-rate advances. The amount of FHLB advances with the convertible feature at September 30, 2004, which are subject to conversion in each of fiscal 2005 and 2006, is $151.0 million and $15.0 million, respectively.

      Included in the table above at September 30, 2004 and 2003 are FHLB advances whereby the FHLB has the option at predetermined times to convert the fixed interest rate to an adjustable rate tied to the London Interbank Offered Rate (LIBOR). The Company then has the option to prepay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature. The average balance of FHLB advances was $166.4 million with an average cost of 4.11% for the year ended September 30, 2004.

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

      At September 30, 2004, outstanding FHLB repurchase agreements were secured by U.S. Government securities. The average balance of FHLB repurchase agreements during the year ended September 30, 2004 was $2.3 with an average cost of 27 basis points. The maximum amount outstanding at any month end during the year ended September 30, 2004 was $2.9 million.

      At September 20, 2003, outstanding FHLB repurchase agreements were secured by US Government securities. The average balance of FHLB repurchase agreements during the year ended September 30, 2003 was $8 with an average cost of 25 basis points. The maximum amount outstanding at any month end during the year ended September 30, 2003 was $2.9 million.

10. INCOME TAXES

      The Company and its subsidiaries file a consolidated federal income tax return. The Company uses the specific charge-off method for computing reserves for bad debts. The bad debt deduction allowable under this method is available to large banks with assets of greater than $500 million. Generally, this method allows the Company to deduct an annual addition to the reserve for bad debts equal to its net charge-offs.

      Retained earnings at September 30, 2004 and 2003 included approximately $2.5 million representing bad debt deductions for which no income tax has been provided.

      Income tax expense is comprised of the following:

                                             YEAR ENDED SEPTEMBER 30,
                                            -------------------------
                                            2004       2003      2002
                                            -----      -----     ----
Federal:
   Current                                  $876       $407      $562
   Deferred                                 (550)       225      (135)
State                                         --         --        --
                                            ----       ----      ----
     Total                                  $326       $632      $427
                                            ====       ====      ====

      The tax effect of temporary differences that give rise to significant portions of the deferred tax accounts, calculated at 34%, is as follows:

                                                          SEPTEMBER 30,
                                                        ----------------
                                                        2004        2003
                                                        ----        ----
Deferred tax assets:
   Accelerated depreciation                           $     402   $    374
   Allowance for loan losses                                695        689
   Realized loss on available for sale securities           374         --
   Accrued expenses                                         507        297
   Other                                                     --         --
                                                      ---------   --------
      Total deferred tax assets                           1,978      1,360
                                                      =========   ========
Deferred tax liabilities:
   Deferred loan fees                                      (303)      (310)
   Unrealized gain on available for sale securities        (893)    (1,581)
   Other                                                   (125)       (50)
                                                      ---------   --------
       Total deferred tax liabilities                    (1,321)    (1,941)
                                                      ---------   --------
Net deferred income taxes                             $     657   $   (581)
                                                      =========   ========

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The Company's effective tax rate is less than the statutory federal income tax rate for the following reasons:

                                                           YEAR ENDED SEPTEMBER 30,
                                        ---------------------------------------------------------------------
                                               2004                    2003                    2002
                                        ---------------------------------------------------------------------
                                                  PERCENTAGE               PERCENTAGE              PERCENTAGE
                                                   OF PRETAX                OF PRETAX              OF PRETAX
                                         AMOUNT     INCOME       AMOUNT      INCOME     AMOUNT       INCOME
                                        -------   ----------    -------    ----------   -------    ----------
Tax at statutory rate                   $   860        34.0%    $ 1,146        34.0%    $ 1,072        34.0%
Decrease in taxes resulting from:
   Tax exempt interest, net                (246)       (9.7)       (274)       (8.2)       (290)       (9.2)
   Increase in cash surrender value        (206)       (8.2)       (223)       (6.6)       (231)       (7.4)
   Dividend received deduction              (49)       (1.9)        (45)       (1.3)        (59)       (1.9)
   Other                                    (33)       (1.3)         28         0.8         (65)       (2.0)
                                        -------        ----     -------        ----     -------        ----
   Total                                $   326        12.9%    $   632        18.7%    $   427        13.5%
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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of tangible and core capital (as defined in the regulations) to adjusted assets (as defined), and of Tier I and total capital (as defined) to average assets (as defined). Management believes, as of September 30, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

      As of September 30, 2004, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be considered as well capitalized, the Bank must maintain minimum total risk-based, Tier-1 risk-based, and Tier-1 core capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                             REQUIRED FOR          WELL CAPITALIZED
                                                                           CAPITAL ADEQUACY          UNDER PROMPT
                                                        ACTUAL                 PURPOSE             CORRECTIVE ACTION
                                                -----------------------------------------------------------------------
                                                  AMOUNT    PERCENTAGE    AMOUNT    PERCENTAGE    AMOUNT    PERCENTAGE
                                                ----------- ----------- ----------- ----------- ----------- -----------
At September 30, 2004:
Core Capital (to Adjusted Tangible Assets)       $46,535        8.21%    $22,667       4.0%       $28,334       5.0%
Tier I Capital (to Risk-Weighted Assets)          46,535       14.03         N/A       N/A         19,905       6.0
Total Capital (to Risk-Weighted Assets)           48,300       14.56      26,540       8.0         33,175      10.0
Tangible Capital (to Tangible Assets)             46,535        8.21       8,500       1.5            N/A       N/A

At September 30, 2003:
Core Capital (to Adjusted Tangible Assets)       $43,852         8.0%    $21,972       4.0%       $27,465       5.0%
Tier I Capital (to Risk-Weighted Assets)          43,852        14.4         N/A       N/A         18,268       6.0
Total Capital (to Risk-Weighted Assets)           45,564        15.0      24,357       8.0         30,446      10.0
Tangible Capital (to Tangible Assets)             43,852         8.0       8,240       1.5            N/A       N/A

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

      The Bank's capital at September 30, 2004 and 2003 for financial statement purposes differs from tangible, core (leverage), and Tier-1 risk-based capital amounts by $16,767 and $11,464, respectively, representing the inclusion for regulatory capital purposes of unrealized gain on securities available for sale and a portion of capital securities (see Note 17) that qualifies as regulatory capital as well as adjustments to the Bank's capital that do not affect the parent company.

      At September 30, 2004 and 2003, total risk-based capital, for regulatory requirements, was increased by $1,765 and $1,712, respectively, of general loan loss reserves, for a total of $48,300 and $45,564, respectively.

      At the date of the Bank's conversion from the mutual to stock form in January 1995 (the "Conversion"), the Bank established a liquidation account in an amount equal to its retained income as of August 31, 1994. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account is reduced annually to the extent that eligible account holders and supplemental eligible account holders (as such terms are defined in the Bank's plan of conversion) have reduced their qualifying deposits as of each anniversary date. Subsequent increases in such balances will not restore an eligible account holder's or supplemental eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

      The principal source of cash flow for the Company is dividends from the Bank. Various federal banking regulations and capital guidelines limit the amount of dividends that may be paid to the Company by the Bank. Future payment of dividends by the Bank is dependent on individual regulatory capital requirements, levels of profitability, and safety and soundness concerns. In addition, loans or advances made by the Bank to the Company are generally limited to 10 percent of the Bank's capital stock and surplus on a secured basis. Accordingly, funds available for loans or advances by the Bank to the Company amounted to $4,694.

12. EMPLOYEE BENEFITS

   401(k) PROFIT SHARING PLAN

      The Bank's 401(k) profit sharing plan covers substantially all full-time employees of the Company and provides for pre-tax contributions by the employees with matching contributions at the discretion of the Board of Directors determined at the beginning of the calendar year. All amounts are fully vested. For calendar years 2003, 2002 and 2001, the Company matched twenty-five cents for every dollar contributed up to 5% of a participant's salary. The profit sharing expense for the plan was $37, $38 and $36 for the years ended September 30, 2004, 2003 and 2002, respectively.

   EMPLOYEE STOCK OWNERSHIP PLAN

      In connection with the Conversion, the Company established an employee stock ownership plan ("ESOP") for the benefit of eligible employees. During fiscal 2004, the ESOP purchased an additional 96,208 shares of common stock. At September 30, 2004, 263,493 shares were committed to be released, of which 24,669 shares have not yet been allocated to participant accounts. The Company accounts for its ESOP in accordance with AICPA Statement of Position 93-6, "Employers Accounting for Employee Stock Ownership Plans," which requires the Company to recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, this difference is charged or credited to equity as additional paid-in capital. Management expects the recorded amount of expense in any given period to fluctuate from period to period as continuing adjustments are made to reflect changes in the fair value of the ESOP shares. The Company's ESOP, which is internally leveraged, does not report the loans receivable extended to the ESOP as assets and does not report the ESOP debt due the Company. The Company recorded compensation and employee benefit expense related to the ESOP of $850, $516 and $395 for the years ended September 30, 2004, 2003 and 2002, respectively.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

   RECOGNITION AND RETENTION PLAN

      Under the 1995 Recognition and Retention Plan and Trust (the "RRP"), there are 81,600 shares authorized under the RRP. At September 30, 2002, the Company awarded 79,350 shares to the Company's non-employee directors and executive officers subject to vesting and other provisions of the RRP. At September 30, 2004, all the shares awarded had been allocated to plan participants. Since all the shares awarded have been allocated, no compensation expense was recognized relating to the RRP for fiscal years ended September 30, 2004, 2003 and 2002.

   STOCK OPTION PLANS

      Under the 1995 Stock Option Plan (the "Option Plan"), common stock totaling 272,000 shares has been reserved for issuance pursuant to the exercise of options. During fiscal year 1999, stockholders approved the adoption of the 1998 Stock Option Plan ("1998 Option Plan") (collectively with the Option Plan, the "Plans") which reserves an additional 111,200 shares of common stock for issuance. Options covering an aggregate of 357,106 shares have been granted to the Company's executive officers, nonemployee directors and other key employees, subject to vesting and other provisions of the Plans. At September 30, 2004, 2003 and 2002, the number of shares exercisable was 181,023, 210,209 and 261,913, respectively, and the weighted average exercise price of those options was $9.84, $9.19 and $8.91, respectively.

      The following table summarizes transactions regarding the stock option plans:

                                                                               Weighted
                                                                               Average
                                          Number of          Exercise        Exercise Price
                                        Option Shares       Price Range        per share
                                        -------------     ---------------    --------------
Outstanding at October 1, 2001                324,533     $  7.50 - 14.25     $        9.11
Granted                                        13,300       14.84 - 16.15             15.73
Exercised                                     (30,856)       7.50 - 12.38              7.97
                                        -------------     ---------------     -------------
Outstanding at September 30, 2002             306,977     $  7.50 - 16.15     $        9.52
Granted                                         3,000       16.15 - 16.15             16.15
Exercised                                     (62,678)       7.50 - 14.25              8.79
                                        -------------     ---------------     -------------
Outstanding at September 30, 2003             247,299     $  7.50 - 16.15     $        9.78
Granted                                            --                  --                --
Exercised                                     (54,436)    $  7.50 - 14.25              8.39
                                        -------------     ---------------     -------------
Outstanding at September 30, 2004             192,863     $  7.50 - 16.15     $       10.17
                                        =============     ===============     =============

       A summary of the exercise price range at September 30, 2004 is as follows:

                                                 Weighted Average        Weighted Average
Number of Option                              Remaining Contractual     Exercise Price per
     Shares          Exercise Price Range              Life                   Share
------------------- ------------------------ ------------------------- ---------------------
   101,743              $  7.50 - 10.13                 1.31                    $ 7.66
    91,120                12.13 - 16.15                 5.50                     12.96
   -------              ---------------
   192,863              $  7.50 - 16.15                 3.29                    $10.17
   =======              ===============                 ====                    ======

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

   SUPPLEMENTAL RETIREMENT BENEFITS

      During fiscal 2004, the Bank implemented a defined contribution supplemental executive retirement plan (the "SERP") covering certain senior executive officers of the Bank. For the initial year of the SERP, the crediting rate on the amounts contributed was established at 5.0% and will remain in effect until such time that the Company's Compensation Committee administering the SERP chooses to change it. Upon retirement of a participant, he or she will receive his or her account balance paid out in equal annual payments for a period not to exceed 15 years provided that a participant did not make a prior election to receive his or her distribution in a lump sum. The SERP also provides for benefits in the event of the death of the participant or the termination of the employment of the participant subsequent to a change in control of the Company.

      In addition, the Bank previously maintained split dollar insurance arrangements with certain senior executive officers. Such arrangements were terminated in December 2003. For the fiscal years ended September 30, 2004 and 2003, the pension expense relating to supplemental retirement benefits was approximately $837 and $444, respectively. For fiscal year ended September 30, 2002, the pension expense of $431 was related to the write-down in the cash surrender value of certain life insurance policies established for the purpose of providing such supplemental retirement benefits.

      The Bank also provides supplemental retirement benefits to certain directors and Advisory Board members. The expense relating to this plan was approximately $88, $65 and $18 for the years ended September 30, 2004, 2003 and 2002, respectively.

13. DERIVATIVE FINANCIAL INSTRUMENTS

      The Company concurrently adopted the provisions of SFAS No. 133, and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133" on October 1, 2000. The Company adopted the provisions of SFAS No. 149 effective July 1, 2003. The Company's derivative instruments outstanding during fiscal year end September 30, 2004 include commitments to fund loans held-for-sale and forward loan sale agreements.

      The Company adopted new accounting requirements relating to SFAS No. 149 which requires that mortgage loan commitments related to loans originated for sale be accounted for as derivative instruments. In accordance with SFAS No. 133 and SFAS No. 149, derivative instruments are recognized in the statement of financial condition at fair value and changes in the fair value thereof are recognized in the statement of operations. The Company originates single-family residential loans for sale pursuant to programs with FHLMC. Under the structure of the programs, at the time the Company initially issues a loan commitment in connection with such programs, it does not lock in a specific interest rate. At the time the interest rate is locked in by the borrower, the Company concurrently enters into a forward loan sale agreement with respect to the sale of such loan at a set price in an effort to manage the interest rate risk inherent in the locked loan commitment. The forward loan sale agreement also meets the definition of a derivative instrument under SFAS No. 133. Any change in the fair value of the loan commitment after the borrower locks in the interest rate is substantially offset by the corresponding change in the fair value of the forward loan sale agreement related to such loan. The period from the time the borrower locks in the interest rate to the time the Company funds the loan and sells it to FHLMC is generally 60 days. The fair value of each instrument will rise or fall in response to changes in market interest rates subsequent to the dates the interest rate locks and forward loan sale agreements are entered into. In the event that interest rates rise after the Company enters into an interest rate lock, the fair value of the loan commitment will decline. However, the fair value of the forward loan sale agreement related to such loan commitment should increase by substantially the same amount, effectively eliminating the Company's interest rate and price risk.

      At September 30, 2004, the Company had $1.3 million of loan commitments outstanding related to loans being originated for sale which were subject to interest rate locks. At September 30, 2004, the Company had $1.3 million of forward loan sale agreements. The Company concluded that the fair value of these derivative instruments involving loan commitments were not material to the consolidated statements of the financial condition and operations of the Company as of and for the year ended September 30, 2004.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

14. COMMITMENTS AND CONTINGENCIES

      The Company has outstanding loan commitments, excluding undisbursed portion of loans in process and equity lines of credit, of approximately $2,239 and $5,922 as of September 30, 2004 and 2003, respectively, all of which are expected to be funded within four months. Of these commitments outstanding, the breakdown between fixed and adjustable-rate loans is as follows:

                                                     SEPTEMBER 30,
                                                   -----------------
                                                    2004      2003
                                                   -------- --------
Fixed-rate (ranging from 4.74% to 6.25%)           $1,924    $5,578
Adjustable-rate                                       315       344
                                                   ------    ------
   Total                                           $2,239    $5,922
                                                   ======    ======

      Depending on cash flow, interest rate, risk management and other considerations, longer term fixed-rate residential loans are sold in the secondary market. There was approximately $1,256 and $1,307 in outstanding commitments to sell loans at September 30, 2004 and 2003, respectively.

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

      The Company utilizes two of the Company's directors as consultants on various real estate and general business matters. In addition, one of the Company's board members has an interest in an insurance agency, First Keystone Insurance Services, LLC, in which one of the Bank's subsidiaries has a 51% ownership interest and, therefore, First Keystone Insurance is consolidated with the Company's financial statements.

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

                                                                      SEPTEMBER 30,
                                                   ----------------------------------------------------
                                                            2004                        2003
                                                   ----------------------------------------------------
                                                   CARRYING/    ESTIMATED     CARRYING/      ESTIMATED
                                                   NOTIONAL       FAIR        NOTIONAL         FAIR
                                                    AMOUNT        VALUE        AMOUNT          VALUE
                                                   --------     ---------     --------       ---------
Assets:
   Cash and cash equivalents                       $ 17,975     $ 17,975       $ 21,190       $ 21,190
   Investment securities                             68,902       68,985         84,015         84,150
   Loans                                            304,248      299,287        286,421        287,996
   Loans held for sale                                  172          172          4,498          4,498
   Mortgage-related securities                      134,983      134,932        128,143        129,646
   FHLB stock                                         9,827        9,827          8,294          8,294
Liabilities:
   Passbook deposits                                 51,371       51,371         47,089         47,089
   NOW and money market deposits                    107,546      107,546        116,110        116,110
   Certificates of deposit                          164,917      163,801        178,489        179,699
   Borrowings                                       171,149      171,416        136,272        137,709
   Off balance sheet commitments                     51,921       51,921         43,024         43,024

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

      No adjustment was made to the entry-value interest rates for changes in credit performing commercial loans, construction loans, and land loans for which there are no known credit concerns. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the performing commercial, construction, and land loan portfolios for which there are no known credit concerns, result in a fair valuation of such loans on an entry-value basis. The fair value of non-performing loans, with a recorded book value of approximately $2,033 and $1,556 (which are collateralized by real estate properties with property values in excess of carrying amounts) as of September 30, 2004 and 2003, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2004 and 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2004 and 2003 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

17. CAPITAL SECURITIES

      The Company had previously established Issuer Trusts that issued guaranteed preferred beneficial interests in the Company's junior subordinated debentures. Prior to FIN 46 and FIN 46 (R), the Company classified its Issuer Trusts after total liabilities and before shareholders' equity on its consolidated statement of financial position under the caption "Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt" and the retained common capital securities of the Issuer Trusts were eliminated against the Company's investment in the Issuer Trusts. Distributions on the preferred securities were recorded as interest expense on the consolidated statement of income. Under the provisions of FIN 46 (R), these securities were reclassified as borrowed funds.

      As a result of the adoption of FIN 46 and FIN 46 (R), the Company deconsolidated all the Issuer Trusts. As a result, the junior subordinated debentures issued by the Company to the Issuer Trusts, totaling $21.6 million, are reflected in the Company's consolidated statement of financial position in the liabilities section at September 30, 2004, under the caption "Junior Subordinated Debentures." The Company records interest expense on the corresponding debentures in its consolidated statements of income. The Company also recorded the common capital securities issued by the Issuer Trusts in "Prepaid expenses and other assets" in its consolidated statement of financial position at September 30, 2004.

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

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

18. PARENT COMPANY ONLY FINANCIAL INFORMATION

    Condensed financial statements of First Keystone Financial, Inc. are as follows:

   CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                   SEPTEMBER 30,
                                                -------------------
                                                 2004        2003
                                                -------     -------
Assets:
   Interest-bearing deposits                    $   426     $ 1,800
   Investment securities available for sale       3,764       6,246
   Investment in subsidiaries                    47,921      46,482
   Other assets                                     414       1,089
                                                -------     -------
Total assets                                    $52,525     $55,617
                                                =======     =======
Liabilities and Stockholders' Equity:

   Junior subordinated debentures               $21,557     $21,593
   Other liabilities                              1,270       1,636
                                                -------     -------
   Total liabilities                             22,827      23,229
Stockholders' equity                             29,698      32,388
                                                -------     -------
Total liabilities and stockholders' equity      $52,525     $55,617
                                                =======     =======

   CONDENSED STATEMENTS OF INCOME

                                                          YEAR ENDED SEPTEMBER 30,
                                                       -------------------------------
                                                        2004        2003        2002
                                                       -------     -------     -------
Interest and dividend income:
   Dividends from subsidiary                           $     9     $     9     $     5
   Loan to ESOP                                             59          79          92
   Interest and dividends on investments                   173         286         502
   Interest on deposits                                     17          50          67
                                                       -------     -------     -------
      Total interest and dividend income                   258         424         666
                                                       -------     -------     -------
Interest on debt and other borrowed money                1,676       1,677       1,723
Other income                                             1,393         241          44
Operating expenses                                         210         194         154
                                                       -------     -------     -------
Loss before income taxes and equity
   in undistributed income (loss) of subsidiaries         (235)     (1,206)     (1,167)
Income tax benefit                                         (69)       (402)       (385)
                                                       -------     -------     -------
Loss before equity in  undistributed (loss) income
    Of subsidiaries                                       (166)       (804)       (782)
Equity in undistributed income of subsidiaries           2,369       3,543       3,508
                                                       -------     -------     -------
Net income                                             $ 2,203     $ 2,739     $ 2,726
                                                       =======     =======     =======

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CONDENSED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED SEPTEMBER 30,
                                                                        -------------------------------
                                                                         2004        2003        2002
                                                                        -------     -------     -------
Cash flows from operating activities:
   Net income                                                           $ 2,203     $ 2,739     $ 2,726
   Adjustment to reconcile net income to cash provided by
      (used in) operations:
   Equity in undistributed income of subsidiaries                        (2,369)     (3,543)     (3,508)
   Amortization of common stock acquired by stock benefit plans             637         396         384
   Gain (loss) on sales of investment securities available for sale      (1,390)       (241)         44
   Amortization of premium                                                  (37)         26         (22)
   (Increase) decrease in  other assets                                     675         709      (1,453)
   (Increase) decrease in other liabilities                                (159)        165         145
                                                                        -------     -------     -------
        Net cash (used in) provided by operating activities                (440)        251      (1,684)
                                                                        -------     -------     -------
Cash flows from financing activities:
   Purchase of investments available for sale                              (578)         --      (3,870)
   Proceeds from calls or repayments of investment securities               500       1,100          --
   Proceeds from sale of investments available for sale                   3,339       1,591       4,956
                                                                        -------     -------     -------
         Net cash provided by investing activities                        3,261       2,691       1,086
                                                                        -------     -------     -------
Cash flows from financing activities:
   Issuance of junior subordinated debentures                                --          --       8,248
   Repurchase of junior subordinated debentures                              --          --      (3,290)
   Repayment of other borrowed money                                         --          --        (815)
   Purchase of treasury stock                                            (1,339)     (2,986)     (1,013)
   Common stock acquired by ESOP                                         (2,579)         --          --
   Dividends paid                                                          (843)       (798)       (734)
   Proceeds from exercise of  stock options                                 566         373         275
                                                                        -------     -------     -------
          Net cash provided by  (used in) financing activities           (4,195)     (3,411)      2,671
                                                                        -------     -------     -------
   Increase (decrease) in cash                                           (1,374)       (469)      2,073
   Cash at beginning of year                                              1,800       2,269         196
                                                                        -------     -------     -------
   Cash at end of year                                                  $   426     $ 1,800     $ 2,269
                                                                        =======     =======     =======

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Unaudited quarterly financial data for the years ended September 30, 2004 and 2003 is as follows:

                                                  2004                                    2003
                                  -------------------------------------   -------------------------------------
                                    1ST       2ND       3RD       4TH       1ST       2ND       3RD       4TH
                                    QTR       QTR       QTR       QTR       QTR       QTR       QTR       QTR
                                  ------    ------    ------    -------   -------   -------   -------   -------
Interest income                   $ 6,636   $ 6,439   $ 6,505   $ 6,563   $ 7,217   $ 6,973   $ 6,615   $ 6,407
Interest expense                    3,740     3,666     3,586     3,720     4,136     3,991     3,993     3,882
                                  -------   -------   -------   -------   -------   -------   -------   -------
Net interest income                 2,896     2,773     2,919     2,843     3,081     2,982     2,622     2,525
Provision for loan losses              75        75        75        75       195       195       195       130
                                  -------   -------   -------   -------   -------   -------   -------   -------
Net income after
   provision for loan losses        2,821     2,698     2,844     2,768     2,886     2,787     2,427     2,395
Non-interest income                 1,064     2,169       575        91       624       551     1,008     1,102
Non-interest expense                2,933     4,094     2,646     2,827     2,510     2,507     2,622     2,770
                                  -------   -------   -------   -------   -------   -------   -------   -------
Income before income taxes            952       773       773        32     1,000       831       813       727
Income tax expense (benefit)          209       146       146      (175)      219       138       148       127
                                  -------   -------   -------   -------   -------   -------   -------   -------
Net income                        $   743   $   627   $   627   $   207   $   781   $   693   $   665   $   600
                                  =======   =======   =======   =======   =======   =======   =======   =======

Per Share:
   Earnings per share - basic     $   .40   $   .34   $   .34   $   .12   $   .41   $   .36   $   .35   $   .32
   Earnings per share - diluted   $   .37   $   .32   $   .32   $   .11   $   .39   $   .34   $   .33   $   .29
   Dividend per share             $   .11   $   .11   $   .11   $   .11   $   .10   $   .10   $   .10   $   .10

  Certain reclassifications have been made to the quarters presented to conform with the presentation. Such reclassifications had no impact on the reported net income.

                                      ****

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

ITEM 9-A. CONTROLS AND PROCEDURES.

      Under the supervision and with the participation of the Company's management, including its chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that these controls and procedures are designed to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

      No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth fiscal quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9-B. OTHER INFORMATION.

      There is no information to be reported on Form 8-K that has not already been reported pursuant thereto.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required herein with respect to directors and executive officers of the Company is incorporated by reference from the information contained in the sections captioned "Information with Respect to Nominees for Director, Directors Whose Terms Continue and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 26, 2005 (the "Proxy Statement"), a copy of which will be filed with the SEC within 120 days of the end of the Company's fiscal year.

      The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Ethics, included as Exhibit 99. 1 to the Annual Report on Form 10-K for the year ended September 30, 2003 filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION.

      The information required herein is incorporated by reference from the information contained in the section captioned "Executive Compensation" in of the Registrant's Proxy Statement. The reports of the Audit Committee and the Compensation Committee included in the Registrant's Proxy Statement should not be deemed filed or incorporated into this filing or any other filing by the Company under the Exchange Act or the Securities Act of 1933 except to the extent the Company specifically incorporates said reports herein or therein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The information required herein is incorporated by reference from the information contained in the section captioned "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" in the Registrant's Proxy Statement.

      EQUITY COMPENSATION PLAN INFORMATION. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of September 30, 2004.

                                Number of Shares to be Issued                                Number of Shares Remaining
                                     Upon the Exercise of          Weighted Average             Available for Future
                                     Outstanding Options,          Exercise Price of        Issuance (Excluding Shares
        Plan Category                Warrants and Rights          Outstanding Options     Reflected in the First Column)
------------------------------ ------------------------------     -------------------     ------------------------------
Equity Compensation Plans
   Approved by Security
     Holders                               192,863                      $10.17                        26,468

Equity Compensation Plans Not
   Approved by Security
     Holders                                    --                          --                            --
                                           -------                      ------                        ------

            Total                          192,863                      $10.17                        26,468
                                           =======                      ======                        ======

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required herein is incorporated by reference from the information contained in the section captioned "Transactions with Certain Related Persons" in the Registrant's Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The information required herein is incorporated by reference from the information contained in the section captioned "Ratification of Appointment of Auditors" in the Registrant's Proxy Statement.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)   Documents filed as part of this Report.

            (1) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's Annual Report.

                  Report of Independent Registered Public Accounting Firm.

                  Consolidated Statements of Financial Condition at September 30, 2004 and 2003.

                  Consolidated Statements of Income for the Years Ended September 30, 2004, 2003 and 2002.

                  Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 2004, 2003 and 2002.

                  Consolidated Statements of Cash Flows for the Years Ended September 30, 2004, 2003 and 2002.

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

            (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No       Description
--       -----------
3.1      Amended and Restated Articles of Incorporation of First Keystone
         Financial, Inc. 1

3.2      Amended and Restated Bylaws of First Keystone Financial, Inc. 1

4        Specimen Stock Certificate of First Keystone Financial, Inc. 1

10.1     Employee Stock Ownership Plan and Trust of First Keystone Financial,
         Inc. 1, *

10.2     401(K)/ Profit-sharing Plan of First Keystone Federal Savings Bank.
         1, *

10.3     Employment Agreement between First Keystone Financial, Inc. and
         Donald S. Guthrie dated December 1, 2004. 5,*

10.4     Employment Agreement between First Keystone Financial, Inc. and
         Stephen J. Henderson dated December 1, 2004. 2

10.5     Employment Agreement between First Keystone Financial, Inc. and
         Thomas M. Kelly dated December 1, 2004. 5,*

10.6     Severance Agreement between First Keystone Financial, Inc. and
         Elizabeth M. Mulcahy dated December 1, 2004. 5,*

10.8     Severance Agreement between First Keystone Financial, Inc. and
         Carol Walsh dated December 1, 2004. 5,*

10.9     1995 Stock Option Plan.3, *

10.10    1995 Recognition and Retention Plan and Trust Agreement.3,*

10.11    1998 Stock Option Plan.4, *

10.12 Employment Agreement between First Keystone Bank and Donald S. Guthrie dated December 1, 2004. 5, *

10.13    Employment Agreement between First Keystone Federal Savings Bank and
         Stephen J. Henderson dated December 1, 2004. 2

10.14 Employment Agreement between First Keystone Bank and Thomas M. Kelly dated December 1, 2004. 5, *

10.15    Severance Agreement between First Keystone Bank and Elizabeth M.
         Mulcahy dated December 1, 2004. 5, *

10.16 Severance Agreement between First Keystone Bank and Carol Walsh dated December 1, 2004. 5, *

10.17    First Keystone Bank Supplemental Executive Retirement Plan. 7,*

10.18    Consulting Agreement between First Keystone Bank and Edmund Jones. *

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

31.1     Certification of Chief Executive Officer

31.2     Certification of Chief Financial Officer

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1     Codes of Ethics 6

--------------
(1) Incorporated by reference from the Registration Statement Form S-1 (Registration No. 33-84824) filed by the Registrant with the SEC on October 6, 1994, as amended.

(2) Incorporated by reference from the Form 10-K filed by the Registrant with the SEC on December 29, 1999 (File No. 000-25328).

(3) Incorporated by reference from the Form 10-K filed by the Registrant with SEC on December 29, 1995 (File No. 000-25328).

(4) Incorporated from Appendix A of the Registrant's definitive proxy statement dated December 24, 1998 (File No. 000-25328).

(5) Incorporated by reference from the Form 8-K filed by the Registrant with the SEC on December 7, 2004 (File No. 000-25328).

(6) Incorporated by reference from the Form 10-K filed by the Registrant with the SEC on December 23, 2003.

(7) Incorporated by reference from the Form 10-K filed by the Registrant with the SEC on May 17, 2004.

(*) Consists of a management contract or compensatory plan

(b) Exhibits. See the list set forth above under subsection (a) (3)

(c) Financial Statement Schedules.

      Not applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST KEYSTONE FINANCIAL, INC.

                                     By: /s/ Donald S. Guthrie
                                         -------------------------------------
                                     Donald S. Guthrie
                                     Chairman of the Board and Chief Executive
                                     Officer

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Donald S. Guthrie                                    December 29, 2004
-------------------------------------------------
Donald S. Guthrie
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas M. Kelly                                      December 29, 2004
-------------------------------------------------
Thomas M. Kelly
President and Chief Operating Officer

/s/ Edward Calderoni                                     December 29, 2004
-------------------------------------------------
Edward Calderoni
Director

/s/ Edmund Jones                                         December 29, 2004
-------------------------------------------------
Edmund Jones
Director

/s/ Donald G. Hosier, Jr.                                December 29, 2004
-------------------------------------------------
Donald G. Hosier, Jr.
Director

/s/ Marshall J. Soss                                     December 29, 2004
-------------------------------------------------
Marshall J. Soss
Director

/s/ William J. O' Donnell                                December 29, 2004
-------------------------------------------------
William J. O' Donnell
Director

/s/ Bruce C. Hendrixson                                  December 29, 2004
-------------------------------------------------
Bruce C. Hendrixson
Director

/s/ Jerry A. Naessens                                    December 29, 2004
-------------------------------------------------
Jerry A. Naessens
Director

/s/ Rose M. DiMarco                                      December 29, 2004
-------------------------------------------------
Rose M. DiMarco
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

88