Form 10-Q
period 2004-12-31
FIRST KEYSTONE FINANCIAL INC
filed 2005-02-14
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ---------- to ----------

                        Commission File Number: 000-25328

                         FIRST KEYSTONE FINANCIAL, INC.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                    23-0469351
------------------------------------              -----------------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                     Identification Number)

         22 West State Street
         Media, Pennsylvania                                   19063
----------------------------------------------    -----------------------------
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Number of shares of Common Stock outstanding as of February 8, 2005:  1,972,984

Transitional Small Business Disclosure Format  Yes [ ] No [X]

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS


                                                                                        PAGE
                                                                                        ----
PART I         FINANCIAL INFORMATION:

     Item 1.   Financial Statements

               Unaudited Consolidated Statements of Financial Condition as of
               December 31, 2004 and September 30, 2004                                   1

               Unaudited Consolidated Statements of Income for the Three
               Months Ended December 31, 2004 and 2003                                    2

               Unaudited Consolidated Statement of Changes in Stockholders' Equity
               for the Three Months Ended December 31, 2004                               3

               Unaudited Consolidated Statements of Cash Flows for the Three Months
               Ended December 31, 2004 and 2003                                           4

               Notes to Unaudited Consolidated Financial Statements                       5

     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                     11

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk                17

     Item 4.   Controls and Procedures                                                   17

PART II        OTHER INFORMATION

     Item 1.   Legal Proceedings                                                         18

     Item 2.   Changes in Securities, Unregistered Sales of
                   Equity Securities and Use of Proceeds                                 18

     Item 3.   Defaults Upon Senior Securities                                           18

     Item 4.   Submission of Matters to a Vote of Security Holders                       18

     Item 5.   Other Information                                                         19

     Item 6.   Exhibits                                                                  19

     SIGNATURES                                                                          21

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL
CONDITION
(dollars in thousands)


                                                                                      December 31    September 30
ASSETS                                                                                   2004            2004
                                                                                       ---------       ---------
Cash and amounts due from depository institutions                                      $   3,759       $   5,185
Interest-bearing deposits with depository institutions                                    14,331          12,790
                                                                                       ---------       ---------
      Total cash and cash equivalents                                                     18,090          17,975
Investment securities available for sale                                                  48,906          63,615
Mortgage-related securities available for sale                                            99,385          97,620
Loans held for sale                                                                           --             172
Investment securities held to maturity - at amortized cost (approximate fair value of $5,338 at December 31, 2004
     and $5,370 at September 30, 2004)                                                     5,281           5,287
Mortgage-related securities held to maturity - at amortized cost
    (approximate fair value of $54,268 at December 31, 2004
     and $37,312 at September 30, 2004)                                                   54,512          37,363
Loans receivable (net of allowance for loan loss of $2,063
     and $2,039 at December 31, 2004 and September 30, 2004, respectively)                304,413         304,248

Accrued interest receivable                                                                2,463           2,577
Real estate owned                                                                          1,200           1,229
Federal Home Loan Bank stock at cost                                                       9,880           9,827
Office properties and equipment, net                                                       5,005           4,275
Deferred income taxes                                                                        835             657
Cash surrender value of life insurance                                                    16,370          16,110
Prepaid expenses and other assets                                                          2,541          10,964
                                                                                       ---------       ---------

TOTAL ASSETS                                                                           $ 568,881       $ 571,919
                                                                                       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

   Deposits                                                                            $ 343,014       $ 344,880
   Advances from Federal Home Loan Bank and other borrowings                             168,343         171,149
   Junior subordinated debentures                                                         21,547          21,557
   Accrued interest payable                                                                1,071           1,095
   Advances from borrowers for taxes and insurance                                         1,903             815
   Accounts payable and accrued expenses                                                   3,342           2,725
                                                                                       ---------       ---------

        Total liabilities                                                                539,220         542,221
                                                                                       ---------       ---------
Commitments and contingencies
Stockholders' Equity:

   Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
   Common stock, $.01 par value, 20,000,000 shares authorized; issued 2,712,556 shares; outstanding at December 31, 2004 and September 30, 2004, 1,930,754
      and 1,927,744 shares, respectively                                                      14              14
   Additional paid-in capital                                                             13,621          13,622
   Employee stock ownership plan                                                          (3,254)         (3,189)
   Treasury stock at cost: 781,802 shares at December 31, 2004 and 787,219 shares
       at September 30, 2004                                                             (11,867)        (11,913)
   Accumulated other comprehensive income                                                  1,389           1,734
   Retained earnings - partially restricted                                               29,758          29,430
                                                                                       ---------       ---------

        Total stockholders' equity                                                        29,661          29,698
                                                                                       ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 568,881       $ 571,919
                                                                                       =========       =========

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)


                                                               Three months ended
                                                                   December 31
                                                               ------------------
                                                                2004        2003
                                                               ------      ------
INTEREST INCOME:
   Interest and fees on loans                                  $4,463      $4,445
      Interest and dividends on:
     Mortgage-related securities                                1,402       1,229
     Investment securities:
       Taxable                                                    435         639
       Tax-exempt                                                 208         241
       Dividends                                                   86          64
   Interest-bearing deposits                                       41          18
                                                               ------      ------

         Total interest income                                  6,635       6,636
                                                               ------      ------

INTEREST EXPENSE:
   Interest on:
     Deposits                                                   1,453       1,588
     Federal Home Loan Bank advances and other borrowings       1,928       1,739
     Junior subordinated debentures                               434         413
                                                               ------      ------

         Total interest expense                                 3,815       3,740
                                                               ------      ------

NET INTEREST INCOME                                             2,820       2,896

PROVISION FOR LOAN LOSSES                                          45          75
                                                               ------      ------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             2,775       2,821
                                                               ------      ------

NON-INTEREST INCOME:
   Service charges and other fees                                 420         267
   Net gain on sales of:
      Loans held for sale                                          19           7
      Investment securities                                        75         405
   Increase in cash surrender value of insurance                  260         273
   Other income                                                   125         112
                                                               ------      ------
         Total non-interest income                                899       1,064
                                                               ------      ------

NON-INTEREST EXPENSE:
   Salaries and employee benefits                               1,530       1,530
   Occupancy and equipment                                        362         305
   Professional fees                                              245         231
   Federal deposit insurance premium                               13          13
   Data processing                                                128         111
   Advertising                                                     96          98
   Net cost of operation of real estate owned                       2          87
   Deposit processing                                             162         155
   Other                                                          508         403
                                                               ------      ------
         Total non-interest expense                             3,046       2,933
                                                               ------      ------

INCOME BEFORE INCOME TAX EXPENSE                                  628         952
INCOME TAX EXPENSE                                                105         209
                                                               ------      ------
NET INCOME                                                     $  523      $  743
                                                               ======      ======

BASIC EARNINGS PER COMMON SHARE                                $ 0.29      $ 0.40
                                                               ======      ======
DILUTED EARNINGS PER COMMON SHARE                              $ 0.28      $ 0.37
                                                               ======      ======

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (dollars in thousands)


                                                                    Employee                 Accumulated   Retained
                                                        Additional   stock                     other       earnings-      Total
                                               Common     paid-in   ownership   Treasury    comprehensive  partially   stockholders'
                                                stock     capital     plan        stock        income      restricted     equity
                                                -----     -------     ----        -----        ------      ----------     ------
BALANCE AT OCTOBER 1, 2004                       $14      $13,622   $(3,189)    $(11,913)      $1,734        $29,430      $29,698
Net income                                                                                                       523          523
Other comprehensive income, net of tax:
  Net unrealized loss on securities
     net of reclassification adjustment(1)                                                       (345)                       (345)
                                                                                               ------                     -------
  Comprehensive income                                                                                                        178
                                                                                                                          -------
ESOP stock committed to be released                                       7                                                     7
Common stock acquired by stock benefit plan                             (72)                                                  (72)
Excess of fair value above cost of
  ESOP shares committed to be released                          9                                                               9
Exercise of stock options                                     (10)                    46                                       36
Dividends paid                                                                                                  (195)        (195)
                                                 ---      -------   -------     --------       ------        -------      -------
BALANCE AT DECEMBER 31, 2004                     $14      $13,621   $(3,254)    $(11,867)      $1,389        $29,758      $29,661
                                                 ===      =======   =======     ========       ======        =======      =======

(1) Disclosure of reclassification amount, net of tax for the three months ended December 31, 2004:


        Net unrealized depreciation arising during the period                     $(395)
        Less: reclassification adjustment for net gains included in net income
        (net of tax $25)                                                             50
                                                                                 ------
        Net unrealized loss on securities                                         $(345)
                                                                                  =====

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)


                                                                                          Three months ended
                                                                                             December 31
                                                                                             -----------
                                                                                          2004           2003
                                                                                        --------       --------
OPERATING ACTIVITIES:
   Net income                                                                           $    523       $    743
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Provision for depreciation and amortization                                             125            109
     Amortization of premiums and discounts                                                   75             22
     Increase in cash surrender value of life insurance                                     (260)          (279)
     Gain on sales of:
        Loans held for sale                                                                  (19)            (7)
        Investment securities available for sale                                             (75)          (405)
     Provision for loan losses                                                                45             75
     Amortization of ESOP                                                                     16            130
     Changes in assets and liabilities which provided (used) cash:
        Origination of loans held for sale                                                (2,722)        (1,923)
        Loans sold in the secondary market                                                 2,894          1,988
        Accrued interest receivable                                                          114            (92)
        Prepaid expenses and other assets                                                  8,423          1,086
        Accrued interest payable                                                             (24)           (61)
        Accrued expenses                                                                     617         (1,201)
                                                                                        --------       --------
          Net cash provided by operating activities                                        9,732            185
                                                                                        --------       --------

INVESTING ACTIVITIES:
   Loans originated                                                                      (28,351)       (27,122)
   Purchases of:
     Mortgage-related securities available for sale                                       (8,256)        (7,060)
     Investment securities available for sale                                             (1,673)            --
     Mortgage-related securities held to maturity                                        (18,591)       (11,951)
   Redemption (purchase) of FHLB stock                                                       (53)            20
   Insurance proceeds on real estate owned                                                    29             --
   Proceeds from sales of investment securities                                           16,075          2,204
   Principal collected on loans                                                           28,183         26,860
   Proceeds from maturities, calls, or repayments of:
     Investment securities available for sale                                                201          2,295
     Mortgage-related securities available for sale                                        6,072         11,112
     Mortgage-related securities held to maturity                                          1,417            360
   Purchase of property and equipment                                                       (855)          (230)
                                                                                        --------       --------
          Net cash used in investing activities                                           (5,802)        (3,512)
                                                                                        --------       --------

FINANCING ACTIVITIES:
   Net decrease in deposit accounts                                                       (1,866)       (15,905)
   Net (decrease) increase in FHLB advances                                               (2,806)        13,836
   Net increase in advances from borrowers for taxes and insurance                         1,088            986
   Exercise of stock options                                                                  36             71
   Purchase of treasury stock                                                                 --         (1,044)
   Common stock acquired by ESOP                                                             (72)            --
   Cash dividend                                                                            (195)          (208)
                                                                                        --------       --------
          Net cash used in financing activities                                           (3,815)        (2,264)
                                                                                        --------       --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             115         (5,591)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          17,975         21,190
                                                                                        --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 18,090       $ 15,599
                                                                                        ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
   Cash payments for interest on deposits and borrowings                                $  3,839       $  3,801
   Transfer of loans held for sale to loan portfolio                                          --          4,186
   Cash refund of income taxes                                                              (255)            --

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

        The results of operations for the three month period ended December 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2005 or any other period. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the First Keystone Financial, Inc. (the "Company") Annual Report on Form 10-K for the year ended September 30, 2004.


2.      INVESTMENT SECURITIES

        The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:


                                                       December 31, 2004
                                                       -----------------
                                                      Gross         Gross
                                       Amortized    Unrealized    Unrealized   Approximate
                                         Cost          Gain          Loss      Fair Value
                                         ----          ----          ----      ----------
Available for Sale:
 U.S. Government and agency bonds:
   Less than 1 year                     $ 1,695      $    --      $    (8)      $ 1,687
 Municipal obligations
   5 to 10 years                            130            5           --           135
   Over 10 years                         11,836          392           --        12,228
Corporate bonds
   Less than 1 year                       1,000           29           --         1,029
   1 to 5 years                           3,021          182           --         3,203
   5 to 10 years                          2,000           --           (7)        1,993
   Over 10 years                          6,005          182           (2)        6,185
 Asset-backed securities
   1 to 5 years                             988            6           --           994
 Mutual funds                            14,009           --         (252)       13,757
 Preferred stocks                         3,900           --         (225)        3,675
 Other equity investments                 1,755        2,265           --         4,020
                                        -------      -------      -------       -------

        Total                           $46,339      $ 3,061      $  (494)      $48,906
                                        =======      =======      =======       =======
Held to Maturity:
 Municipal obligations
   5 to 10 years                        $ 3,259      $    44      $    --       $ 3,303
 Corporate bonds
   Less than 1 year                       1,001            8           --         1,009
   1 to 5 years                           1,021            5           --         1,026
                                        -------      -------      -------       -------
      Total                             $ 5,281      $    57      $    --       $ 5,338
                                        =======      =======      =======       =======

    Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at December 31, 2004.


                           Loss Position            Loss Position
                            Less than 12            12 Months or
                               Months                   Longer                     Total
                               ------                   ------                     -----
                                   Unrealized                 Unrealized               Unrealized
                       Fair Value   Losses      Fair Value      Losses     Fair Value    Losses
                       ----------   ------      ----------      ------     ----------    ------
U.S. Government
  and agency bonds      $  1,687    $     (8)   $     --       $     --    $  1,687     $     (8)
Corporate bonds            3,115          (9)         --             --       3,115           (9)
Mutual fund                   --          --      13,757           (252)     13,757         (252)
Preferred
  securities               3,656        (225)         --             --       3,656         (225)
                        --------    --------    --------       --------    --------     --------
Total                   $  8,458    $   (242)   $ 13,757       $   (252)   $ 22,215     $   (494)
                        ========    ========    ========       ========    ========     ========

    At December 31, 2004, investment securities in a gross unrealized loss position for twelve months or longer consisted of shares in mutual funds that at such date had an aggregate depreciation of 1.8% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment.


                                                    September 30, 2004
                                                    ------------------
                                                     Gross         Gross
                                     Amortized    Unrealized    Unrealized   Approximate
                                       Cost          Gain          Loss      Fair Value
                                       ----          ----          ----      ----------
Available for Sale:
 U.S. Government and agency bonds
   1 to 5 years                        $14,694      $    --      $  (199)      $14,495
 Municipal obligations
   5 to 10 years                           130            6           --           136
   Over 10 years                        11,833          412           --        12,245
 Corporate bonds
   Less than 1 year                      1,000           43           --         1,043
   1 to 5 years                          4,968          479           --         5,447
   5 to 10 years                         2,000           --           (5)        1,995
   Over 10 years                         5,341          248           --         5,589
 Asset-backed securities
   1 to 5 years                          1,189            8           --         1,197
 Mutual funds
   Over 10 years                        14,009           --         (205)       13,804
 Preferred stocks                        3,900           --           --         3,900
 Other equity investments                1,755        2,009           --         3,764
                                       -------      -------      -------       -------

     Total                             $60,819      $ 3,205      $  (409)      $63,615
                                       =======      =======      =======       =======

Held to Maturity:
 Municipal obligations
   5 to 10 years                       $ 3,260      $    50      $    --       $ 3,310
   Over 10 years                            --           --           --            --
 Corporate bonds
   Less than 1 year                      1,002           21           --         1,023
   1 to 5 years                          1,025           12           --         1,037
                                       -------      -------      -------       -------

     Total                             $ 5,287      $    83      $    --       $ 5,370
                                       =======      =======      =======       =======

3.      MORTGAGE-RELATED SECURITIES

        Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:


                                                        December 31, 2004
                                                        -----------------
                                                         Gross         Gross
                                         Amortized    Unrealized    Unrealized   Approximate
                                           Cost          Gain          Loss      Fair Value
                                           ----          ----          ----      ----------
Available for Sale:
  FHLMC pass-through certificates          $ 5,575      $    12      $   (64)      $ 5,523
  FNMA pass-through certificates            44,155          172         (340)       43,987
  GNMA pass-through certificates             1,110           23           --         1,133
  Collateralized mortgage obligations       49,008          144         (410)       48,742
                                           -------      -------      -------       -------
      Total                                $99,848      $   351      $  (814)      $99,385
                                           =======      =======      =======       =======

Held to Maturity:
  FHLMC pass-through certificates          $19,788      $    51      $  (138)      $19,701
  FNMA pass-through certificates            34,260           53         (212)       34,101
  Collateralized mortgage obligations          464            2           --           466
                                           -------      -------      -------       -------
      Total                                $54,512      $   106      $  (350)      $54,268
                                           =======      =======      =======       =======

      Provided below is a summary of mortgage-related securities available for sale and held to maturity which were in an unrealized loss position at December 31, 2004.


                                 Loss Position                Loss Position
                              Less than 12 Months          12 Months or Longer                Total
                              -------------------          -------------------                -----
                                          Unrealized                  Unrealized                   Unrealized
                            Fair Value      Losses       Fair Value     Losses       Fair Value      Losses
                            ----------      ------       ----------     ------       ----------      ------
Pass-through
  certificates              $ 69,782      $   (583)      $  6,541      $   (171)      $ 76,323      $   (754)
Collateralized
  mortgage obligations        21,303          (280)         6,008          (130)        27,311          (410)
                            --------      --------       --------      --------       --------      --------
Total                       $ 91,085      $   (863)      $ 12,549      $   (301)      $103,634      $ (1,164)
                            ========      ========       ========      ========       ========      ========


      At December 31, 2004, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of seven securities that at such date had an aggregate depreciation of 2.4% from the Company's amortized cost basis. Management does not believe any individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and private institutions. The majority of the unrealized losses associated with mortgage-related securities are primarily attributable to changes in interest rates and not due to the deterioration of the creditworthiness of the issuer. The Company has the ability and intent to hold these securities until the securities mature.

                                                        September 30, 2004
                                         ---------------------------------------------------
                                                         Gross         Gross
                                         Amortized    Unrealized    Unrealized   Approximate
                                           Cost          Gain          Loss      Fair Value
                                           ----          ----          ----      ----------
Available for Sale:
  FHLMC pass-through certificates          $ 5,838      $    15      $   (42)      $ 5,811
  FNMA pass-through certificates            42,805          259         (203)       42,861
  GNMA pass-through certificates             1,250           20           --         1,270
  Collateralized mortgage obligations       47,895          141         (358)       47,678
                                           -------      -------      -------       -------
      Total                                $97,788      $   435      $  (603)      $97,620
                                           =======      =======      =======       =======

Held to Maturity:
  FHLMC pass-through certificates          $16,226      $    85      $  (101)      $16,210
  FNMA pass-through certificates            20,613           74         (106)       20,581
  Collateralized mortgage obligations          524           --           (3)          521
                                           -------      -------      -------       -------
      Total                                $37,363      $   159      $  (210)      $37,312
                                           =======      =======      =======       =======

4.      LOANS RECEIVABLE

        Loans receivable consist of the following:


                                       December 31    September 30
                                          2004            2004
                                        ---------       ---------
Real estate loans:
   Single-family                        $ 159,259       $ 163,907
   Construction and land                   39,796          38,078
   Multi-family and commercial             64,612          64,509
   Home equity and lines of credit         45,412          43,621
Consumer loans                              1,417           1,471
Commercial loans                           10,826          10,624
                                        ---------       ---------
   Total loans                            321,322         322,210
Loans in process                          (14,759)        (15,807)
Allowance for loan losses                  (2,063)         (2,039)
Deferred loan fees                            (87)           (116)
                                        ---------       ---------
Loans receivable - net                  $ 304,413       $ 304,248
                                        =========       =========

        The following is an analysis of the allowance for loan losses:


                                  Three Months Ended
                                      December 31
                                      -----------
                                   2004          2003
                                  -------       -------
Balance beginning of period       $ 2,039       $ 1,986
Provisions charged to income           45            75
Charge-offs                           (21)          (83)
Recoveries                             --            39
                                  -------       -------
Total                             $ 2,063       $ 2,017
                                  =======       =======

        At December 31, 2004 and September 30, 2004, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $2,860 and $2,033, respectively. At December 31, 2004, non-performing loans primarily consisted of single-family residential mortgage loans aggregating $772,000, a $770,000 construction loan and commercial real estate loans totaling $676,000.

5.      DEPOSITS

        Deposits consist of the following major classifications:


                                                                  December 31                September 30
                                                                      2004                       2004
                                                                    --------                   --------
                                                              Amount       Percent       Amount        Percent
                                                             --------      --------     --------      --------
Non-interest bearing                                         $ 19,085           5.6%    $ 21,046           6.1%
NOW                                                            56,998          16.6       55,864          16.2
Passbook                                                       50,418          14.7       51,371          14.9
Money market demand                                            52,053          15.2       51,682          15.0
Certificates of deposit                                       164,460          47.9      164,917          47.8
                                                             --------      --------     --------      --------
Total                                                        $343,014         100.0%    $344,880         100.0%
                                                             ========      ========     ========      ========

6.      EARNINGS PER SHARE

      Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. All dilutive shares consist of options the exercise price of which is lower than the market price of the common stock covered thereby at the end of the periods presented.

      The calculated basic and diluted earnings per share ("EPS") is as follows:


                                          Three Months Ended
                                             December 31
                                             -----------
                                        2004            2003
                                      ----------      ----------
Numerator                             $      523      $      743
Denominators:
   Basic shares outstanding            1,785,415       1,834,220
   Effect of dilutive securities         104,653         153,630
                                      ----------      ----------
   Dilutive shares outstanding         1,890,068       1,987,850
                                      ==========      ==========
Earnings per share:
   Basic                              $     0.29      $     0.40
   Diluted                            $     0.28      $     0.37

7.      STOCK-BASED COMPENSATION

        The Company currently applies APB Opinion No. 25 in accounting for stock options. Since the exercise price of the options equaled the fair value of the common stock covered thereby at the date of grant, no compensation expense has been recognized in the financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its stock option in accordance with the fair value method set forth in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.


                                                            Three Months Ended
                                                               December 31,
                                                            2004          2003
                                                          --------      --------
Net income, as reported                                   $    523      $    743
 Less: Total stock-based employee compensation
       expense determined under fair value method for
       all options, net of tax                                   4             5
                                                          --------      --------
Pro forma net income                                      $    519      $    738
                                                          ========      ========

Earnings per share:
   Basic - as reported                                    $   0.29      $   0.40
   Basic - pro forma                                      $   0.29      $   0.40

   Diluted - as reported                                  $   0.28      $   0.37
   Diluted - pro forma                                    $   0.27      $   0.37

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123(R)). This Statement revises SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method). The Company will adopt SFAS 123(R) on July 1, 2005 and plans to use the modified prospective method. The impact of adopting SFAS 123(R) will be consistent with the impact disclosed above pursuant to the pro forma disclosure requirements of SFAS No. 123.

8.      RECENT ACCOUNTING PRONOUNCEMENTS

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q includes certain "forward-looking statements" based on management's current expectations. The Company's actual results could differ materially, as such term is defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, from management's expectations. Such forward-looking statements include statements regarding management's current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Company's control. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, availability and cost of energy resources and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees.

The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made.

GENERAL

First Keystone Financial, Inc. is a Pennsylvania corporation and sole stockholder of First Keystone Bank, a federally chartered stock savings bank (the "Bank"), which converted to the stock form of organization in January 1995. The Bank is a community-oriented bank emphasizing customer service and convenience. The Bank's primary business is attracting deposits from the general public and using those funds together with other available sources of funds, primarily borrowings, to originate loans. The Bank's management remains focused on its long-term strategic plan to continue to shift the Bank's loan composition toward commercial business, construction and home equity loans and lines of credit in order to provide a higher yielding loan portfolio with generally shorter contractual terms.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2004 AND SEPTEMBER 30, 2004


Total assets of the Company decreased by $3.0 million from $571.9 million at September 30, 2004 to $568.9 million at December 31, 2004. Mortgage-related securities held to maturity increased by $17.1 million from $37.4 million at September 30, 2004 mainly due to implementation of the Company's asset liability strategy of reinvesting the proceeds from the sale of investment securities into the held to maturity portfolio in order to minimize volatility of the Company's equity in the future as market rates of interest increase as expected. Loans receivable increased slightly to $304.4 million at December 31, 2004 as the Company continued to modestly increase its percentage of its portfolio consisting of construction and home equity and lines of credit, partially offset by a decrease in single-family residential loans. Prepaid expenses and other assets decreased $8.4 million due to funds received for settlement of securities sales. Deposits decreased $1.9 million, or 0.55%, from $344.9 million at September 30, 2004 to $343.0 million at December 31, 2004, while borrowings decreased $2.8 million, or 1.6%, from $171.1 million at September 30, 2004. The decrease in deposits resulted from decreases of $1.4 million, or 0.8%, in core deposits (which consist of passbook, money market, NOW and non-interest bearing accounts) combined with decreases of $457,000, or 0.3%, in certificate of deposits. Such declines reflected the effects of competition as local competitors offered higher rates.

Stockholders' equity decreased $37,000 to $29.7 million primarily due to the decrease of $345,000 in the accumulated other comprehensive income combined with dividend payments totaling $195,000, partially offset by net income of $523,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

NET INCOME.

Net income was $523,000 for the three months ended December 31, 2004 as compared to $743,000 for the same period in 2003. The $220,000, or 29.6%, decrease in net income for the three months ended December 31, 2004 was primarily due to a $76,000 decrease in net interest income, a $165,000 decrease in non-interest income, and a $113,000 increase in non-interest expense partially offset by a $30,000 decrease in the provision for loan losses and a $104,000 decrease in income tax expense.

NET INTEREST INCOME.

Net interest income decreased $76,000, or 2.6%, to $2.8 million for the three months ended December 31, 2004 as compared to the same period in 2003. The decrease was primarily due to a $75,000, or 2.0%, increase in interest expense which was primarily due to an increase of $18.2 million, or 3.5%, in the average balance of such liabilities for the three months ended December 31, 2004, as compared to the same period in 2003 partially offset by a four basis point (on a fully tax-equivalent basis) decrease in the weighted average rate paid on interest-bearing liabilities. Interest income remained at the same level as a 17 basis point (on a fully tax-equivalent basis) decrease in the weighted yield earned on the Company's interest-earning assets was offset by a $16.8 million, or 3.2%, increase in the average balance of such assets.

The interest rate spread and net interest margin, on a fully tax equivalent basis, were 2.15% and 2.16%, respectively, for the three months ended December 31, 2004 as compared to 2.28% and 2.30%, respectively, for the same period in 2003. Due to the continued repayments during the year, the yield on interest-earning assets decreased to a greater degree than the rates paid on interest-bearing liabilities. The continued rise in short-term interest rates could negatively impact the Company's interest rate margin as shorter term liabilities will reprice faster than the Company's longer term assets.

The following table presents the average balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three months ended December 31, 2004 and 2003. The adjustment of tax exempt securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information. Management believes that it is a common practice in the banking industry to present net interest margin, net interest rate spread and net interest income on a fully tax equivalent basis when a significant proportion of interest-earning assets are tax-free. Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons. AGAAP reconciliation also is included below.


                                                                             FOR THE THREE MONTHS ENDED
                                                                 DECEMBER 31, 2004                 DECEMBER 31, 2003
                                                                 -----------------                 -----------------
                                                                                 Average                            Average
                                                          Average                 Yield/     Average                Yield/
(Dollars in thousands)                                    Balance   Interest      Cost(4)    Balance   Interest     Cost(4)
                                                          -------   --------     -------     -------   --------     -------
Interest-earning assets:
   Loans receivable(1)(2)                                 $306,002   $4,463       5.83%     $290,683    $4,445        6.12%
   Mortgage-related securities(2)                          142,387    1,402       3.94       127,640      1,229       3.85
   Investment securities(2)                                 75,389      813       4.31        90,407      1,040       4.60
   Other interest-earning assets                            14,037       41       1.17        12,268         18       0.58
                                                          --------   ------                 --------     ------
      Total interest-earning assets                        537,815   $6,719       5.00       520,998     $6,732       5.17
                                                          --------   ------                 --------     ------
Non-interest-earning assets                                 32,471                            36,724
                                                          --------                          --------
   Total assets                                           $570,286                          $557,722
                                                          ========                          ========
Interest-bearing liabilities:
   Deposits                                               $343,454   $1,453       1.69      $352,429     $1,588       1.80
   FHLB advances and other borrowings                      170,770    1,928       4.52       143,540      1,739       4.85
Trust preferred securities                                  21,553      434       8.05        21,590        413       7.65
                                                          --------   ------                 --------     ------
      Total interest-bearing liabilities                   535,777    3,815       2.85       517,559      3,740       2.89
                                                          --------   ------                 --------     ------
Interest rate spread                                                              2.15%                               2.28%
                                                                                ======                              ======
Non-interest-bearing liabilities                             4,903                             8,505
                                                          --------                          --------
   Total liabilities                                       540,680                           526,064
Stockholders' equity                                        29,606                            31,658
                                                          --------                          --------

Total liabilities and stockholders' equity                $570,286                          $557,722
                                                          ========                          ========
Net interest-earning assets                                 $2,038                            $3,439
                                                          ========                          ========
Net interest income                                                  $2,904                              $2,992
                                                                     ======                              ======
Net interest margin(3)                                                            2.16%                               2.30%
                                                                                ======                              ======
Ratio of average interest-earning assets
   to average interest-bearing liabilities                                      100.38%                             100.66%
                                                                                ======                              ======

---------------------------

(1)  Includes non-accrual loans.

(2)  Includes assets classified as either available for sale or held for sale.

(3)  Net interest income divided by interest-earning assets.

(4)  Presented on a tax-equivalent basis.

Although management believes that the above mentioned non-GAAP financial measures enhance investor's understanding of the Company's business and performance, these non-GAAP financials measures should not be considered an alternative to GAAP. The reconciliation of these non-GAAP financials measures from GAAP to non-GAAP is presented below.


                                                   FOR THE THREE MONTHS ENDED
                                                   --------------------------
                                            DECEMBER 31, 2004      DECEMBER 31, 2003
                                            -----------------      -----------------
                                                      AVERAGE                 AVERAGE
  (Dollars in thousands)                  INTEREST   YIELD/COST  INTEREST    YIELD/COST
                                          --------   ----------  --------    ----------
Investment securities - nontaxable          $  729      3.87%      $  944       4.18%
Tax equivalent adjustments                      84                     96
                                            ------                 ------
Investment securities - nontaxable to
  a taxable equivalent yield                $  813      4.31%      $1,040       4.60%
                                            ======                 ======
Net interest income                         $2,820                 $2,896
Tax equivalent adjustment                       84                     96
                                            ------                 ------
Net interest income, tax equivalent         $2,904                 $2,992
                                            ======                 ======
Net interest rate spread, no tax
  adjustment                                            2.09%                   2.20%
Net interest margin, no tax adjustment                  2.10%                   2.22%


PROVISION FOR LOAN LOSSES.

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management's analysis includes consideration of the Company's historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the amount of the Company's primary market area, and other factors related to the collectibility of the Company's loan and loans held for sale portfolios. For the three months ended December 31, 2004 and 2003, the provision for loan losses amounted to $45,000 and $75,000, respectively. The decrease in provision for loan loss was based on the Company's monthly review of the credit quality of its loan portfolio, the net charge-offs during the first quarter of fiscal 2005 and other factors.

At December 31, 2004, non-performing assets increased to $4.1 million, or .71%, of total assets, from $3.3 million at September 30, 2004. The increase in non-performing assets was primarily the result of commercial loans totaling $423,000 becoming past due 90 days or more as to principal but still accruing. In addition, subsequent to December 31, 2004, $253,000 in non-performing commercial loans has paid off and a $770,000 non-accrual construction loan has returned to current status. The coverage ratio, which is the ratio of the allowance for loan losses to non-performing loans, was 72.1% and 100.3% at December 31, 2004 and September 30, 2004, respectively.

Included in non-performing assets is $1.2 million of real estate owned consisted primarily of a $1.1 commercial real estate property. The Bank owns a 25% participation interest in an 18-hole golf course and a golf house located in Avondale, Pennsylvania. The golf facility is fully operational and continues to generate revenues. However, in connection with the operations of the facility, the Company has incurred its representative share of expenses totaling approximately $75,000 for the three months ended December 31, 2003. Although the agreement of sale has expired, the prospective buyer is operating and incurring the operating costs of the facility under the expired agreement. The lead lender is currently in the process of preparing an agreement extending the term of the original sales agreement.

Including in the Company's delinquent loans at December 31, 2004 was a $3.8 million commercial real estate loan to one borrower secured by a restaurant in Chesapeake City, Maryland which was less than 60 days delinquent at such date. The loan as well as a related business line of credit extended to the borrower was classified as special mention due to the borrower's poor payment history and financial condition.

Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

NON-INTEREST INCOME.

Non-interest income decreased $165,000 or 15.5% to $899,000 for the three months ended December 31, 2004 as compared to the same period in 2003. The decrease for the three months ended December 31, 2004 was primarily due to a $330,000 decrease on the gain on sale of investment securities resulting from certain market opportunities which occurred in the prior fiscal year. The decrease in gains on sale was partially offset by a $153,000, or 57.3%, increase in the service charges and other fees mainly due to the implementation of the Overdraft Honor Program, a deposit service provided to the Bank's checking accounts, to enhance the Company's non-interest income.

NON-INTEREST EXPENSE.


Non-interest expense increased $113,000 or 3.9% during the three months ended December 31, 2004 compared to the same period in 2003. The increase was primarily due to increases of $57,000 and $105,000 in occupancy and equipment and other non-interest expense, respectively, partially offset by an $85,000 decrease in real estate operations. The increase in occupancy and equipment was related to branch expansion which occurred in the fourth quarter of 2004. Other non-interest expense increased due to the implementation of a training program re-affirming the Company's commitment to maximizing customer service as well as increased general administrative expenses. In addition, the increase in non-interest expense also reflected increases of $14,000 and $17,000 in professional fees and data processing expenses, respectively.

INCOME TAX EXPENSE.

Income tax expense decreased $104,000 to $105,000 during the three months ended December 31, 2004 as compared to the same period in 2003. The decrease reflected the decrease in income before income taxes as compared to the same period in 2003. The effective tax rate decreased to 16.7% for the three months ended December 31, 2004 from 22.9% for the same period in 2003 due to the effect of tax free investments.

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

The determination of the allowance for loan losses requires management to make significant estimates with respect to the amounts and timing of losses and market and economic conditions. Accordingly, a decline in the economy could increase loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. The Bank will continue to monitor and adjust its allowance for loan losses through the provision for loan losses as economic conditions and other factors dictate. Management reviews the allowance for loan losses and generally on a monthly basis. Although the Bank maintains its allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank's determination as to the amount of its allowance for loan losses is subject to review by its primary regulator, the Office of Thrift Supervision (the "OTS"), as part of its examination process, which may result in additional allowances based upon the judgment and review of the OTS.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At December 31, 2004, the Company had short-term borrowings (due within one year or currently callable by the FHLB) outstanding of $167.9 million, all of which consisted of advances from the FHLB of Pittsburgh.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to fund maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At December 31, 2004, total approved loan commitments outstanding amounted to $15.5 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $38.4 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2004 totaled $86.2 million. Based upon the Company's historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

As of December 31, 2004, the Bank had regulatory capital which was in excess of applicable requirements. The Bank is required under applicable federal banking regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital to at least 8.0% of its risk-weighted assets. At December 31, 2004, the Bank had tangible capital and core capital equal to 8.3% of adjusted total assets and total capital equal to 15.0% of risk-weighted assets.


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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's asset and liability management policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's Annual Report for the year ended September 30, 2004.

The Company utilizes reports prepared by the OTS to measure interest rate risk. Using data from the Bank's quarterly thrift financial reports, the OTS models the net portfolio value ("NPV") of the Bank over a variety of interest rate scenarios. The NPV is defined as the present value of expected cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing off-balance sheet contracts. The model assumes instantaneous, parallel shifts in the U.S. Treasury Securities yield curve up to 300 basis points, and a decline of 100 basis points.

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

As of December 31, 2004, there were no material changes from the information provided in the Annual Report on Form 10-K for the fiscal year ended September 30, 2004 as it relates to market risk.



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

                                     PART II

Item 1.  Legal Proceedings

         No material changes in the legal proceedings previously disclosed in
         Item 3 of the Company's Form 10-K for the year ended September 30,
         2004.

Item 2. Changes in Securities, Unregistered Sales of Equity Securities and Use of Proceeds

         (a) - (b)  Not applicable

         (c) The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.


                                                        Total Number of
                                 Total    Average      Shares Purchased    Maximum Number of
                                Number     Price           as Part of      Shares that May Yet
                               of Shares  Paid per         Publicly        Be Purchased Under
             Period (1)        Purchased   Share        Announced Plan          the Plan
             ----------        ---------   -----        --------------          --------
         October 1-31, 2004        --        --              --                 56,332

         November 1-30, 2004       --        --              --                 56,332

         December 1-31, 2004       --        --              --                 56,332
                               ------                    ------                 ------
              Total                --        --              --                 56,332
                               ======     =====          ======                 ======

-------------------------

(1) On January 31, 2003, the Company announced its current program to repurchase up to 101,000 of shares of common stock of the Company. The program has no expiration date. No shares were repurchased during the quarter in other than the publicly announced repurchase program.

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         On January 26, 2005, the Annual Meeting of Stockholders of the Company was held to elect management's nominees for director and to ratify the appointment of the Company's independent auditors. No other nominations for directors were submitted. With respect to the election of directors, the results were as follows:


                                                         Votes
                                                -----------------------
                  Nominee                          For         Withheld
                  -------                       ---------      --------
                  Donald G. Hosier, Jr.         1,759,357       30,380
                  Marshall J. Soss              1,758,151       31,587

         With respect to the ratification of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending September 30, 2005, the results were as follows: 1,779,866 votes for, 9,771 votes against and 101 votes abstaining.

Item 5.  Other Information

(a)     None
(b)     No changes in procedures.

Item 6.  Exhibits

         List of Exhibits

                 Exhibit
                   No     Description
                   --     -----------
                  3.1     Amended and Restated Articles of Incorporation of First Keystone
                          Financial, Inc. 1
                  3.2     Amended and Restated Bylaws of First Keystone Financial, Inc. 1
                  4       Specimen Stock Certificate of First Keystone Financial, Inc. 1
                  10.1    Employee Stock Ownership Plan and Trust of First Keystone
                          Financial, Inc. 1, *
                  10.2    401(K)/ Profit-sharing Plan of First Keystone Federal Savings
                          Bank 1, *
                  10.3    Employment Agreement between First Keystone Financial, Inc. and
                          Donald S. Guthrie dated December 1, 2004 3,*
                  10.4    Employment Agreement between First Keystone Financial, Inc. and
                          Stephen J. Henderson dated December 1, 2004 2
                  10.5    Employment Agreement between First Keystone Financial, Inc. and
                          Thomas M. Kelly dated December 1, 2004 3,*
                  10.6    Severance Agreement between First Keystone Financial, Inc. and
                          Elizabeth M. Mulcahy dated December 1, 2004 3,*
                  10.8    Severance Agreement between First Keystone Financial, Inc. and
                          Carol Walsh dated December 1, 2004 3,*
                  10.9    1995 Stock Option Plan 4, *
                  10.10   1995 Recognition and Retention Plan and Trust Agreement 4,*
                  10.11   1998 Stock Option Plan 5, * 10.12 Employment Agreement between
                          First Keystone Bank and Donald S. Guthrie dated December 1, 2004 3, *
                  10.13   Employment Agreement between First Keystone Federal Savings Bank and Stephen J. Henderson dated December 1, 2004 2
                  10.14   Employment Agreement between First Keystone Bank and Thomas M.
                          Kelly dated December 1, 2004 3, *
                  10.15   Severance Agreement between First Keystone Bank and Elizabeth M.
                          Mulcahy dated December 1, 2004 3, *
                  10.16   Severance Agreement between First Keystone Bank and
                          Carol Walsh dated December 1, 2004 3, *
                  10.17   First Keystone Bank Supplemental Executive Retirement Plan 6,*
                  10.18   Consulting Agreement between First Keystone Bank and Edmund Jones 7,*
                  11      Statement re: computation of per share earnings.  See Note 2 to the Consolidated Financial Statements included in Item 8 hereof.
                  31.1    Section 302 Certification of Chief Executive Officer
                  31.2    Section 302 Certification of Chief Financial Officer
                  32.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  32.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  99.1    Codes of Ethics 8

----------

(1) Incorporated by reference from the Registration Statement Form S-1 (Registration No. 33-84824) filed by the Registrant with the SEC on October 6, 1994, as amended.

(2) Incorporated by reference from the Form 10-K filed by the Registrant with the SEC on December 29, 1999 (File No. 000-25328).

(3) Incorporated by reference from the Form 8-K filed by the Registrant with the SEC on December 7, 2004 (File No. 000-25328).

(4) Incorporated by reference from the Form 10-K filed by the Registrant with SEC on December 29, 1995 (File No. 000-25328).

(5) Incorporated from Appendix A of the Registrant's definitive proxy statement dated December 24, 1998 (File No. 000-25328).

(6) Incorporated by reference from the Form 10-Q filed by the Registrant with the SEC on May 17, 2004.

(7) Incorporated by reference from the Form 10-K filed by the Registrant with the SEC on December 29, 2004.

(8) Incorporated by reference from the Form 10-K filed by the Registrant with the SEC on December 23, 2003.

(*)  Consists of a management contract or compensatory plan

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FIRST KEYSTONE FINANCIAL, INC.



Date:   February 14, 2005               By: /s/ Donald S. Guthrie
                                           ---------------------------------
                                        Donald S. Guthrie
                                        Chairman and Chief Executive Officer


Date:   February 14, 2005               By: /s/ Rose M. DiMarco
                                           ---------------------------------
                                        Rose M. DiMarco
                                        Chief Financial Officer