Form 10-Q
period 2005-03-31
FIRST KEYSTONE FINANCIAL INC
filed 2005-05-16
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Number of shares of Common Stock outstanding as of May 11, 2005:  2,029,940

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                                  PAGE
                                                                                  ----
PART I       FINANCIAL INFORMATION:

   Item 1.   Financial Statements

             Unaudited Consolidated Statements of Financial Condition as of
             March 31, 2005 and September 30, 2004                                  1

             Unaudited Consolidated Statements of Income for the Three and Six
             Months Ended March 31, 2005 and 2004                                   2

             Unaudited Consolidated Statement of Changes in Stockholders' Equity
             for the Six Months Ended March 31, 2005                                3

             Unaudited Consolidated Statements of Cash Flows for the Six Months
             Ended March 31, 2005 and 2004                                          4

             Notes to Unaudited Consolidated Financial Statements                   5

   Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                 11

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk            19

   Item 4.   Controls and Procedures                                               20

PART II      OTHER INFORMATION

   Item 1.      Legal Proceedings                                                  21

   Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds        21

   Item 3.      Defaults Upon Senior Securities                                    21

   Item 4.      Submission of Matters to a Vote of Security Holders                21

   Item 5.      Other Information                                                  21

   Item 6.      Exhibits                                                           21

   SIGNATURES                                                                      23

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share amounts)


                                                                                       March 31,      September 30,
ASSETS                                                                                    2005             2004
------                                                                                 ---------        ---------
Cash and amounts due from depository institutions                                      $   5,958        $   5,185
Interest-bearing deposits with depository institutions                                    14,435           12,790
                                                                                       ---------        ---------
        Total cash and cash equivalents                                                   20,393           17,975
Investment securities available for sale                                                  43,207           63,615
Mortgage-related securities available for sale                                           111,865           97,620
Loans held for sale                                                                          496              172
Investment securities held to maturity- at amortized cost
    (approximate fair value of $4,259 at March 31, 2005                                    4,276            5,287
    and $5,370 at September 30, 2004)
Mortgage-related securities held to maturity - at amortized cost
    (approximate fair value of $51,124 at March 31, 2005
    and $37,312 at September 30, 2004)                                                    52,155           37,363
Loans receivable (net of allowance for loan loss of $2,079 at March 31, 2005
    and $2,039 at September 30, 2004)                                                    305,647          304,248
Accrued interest receivable                                                                2,536            2,577
Real estate owned                                                                            925            1,229
Federal Home Loan Bank stock - at cost                                                     8,977            9,827
Office properties and equipment, net                                                       4,968            4,275
Deferred income taxes                                                                      1,492              657
Cash surrender value of life insurance                                                    16,521           16,110
Prepaid expenses and other assets                                                          2,568           10,964
                                                                                       ---------        ---------

TOTAL ASSETS                                                                           $ 576,026        $ 571,919
                                                                                       =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

    Deposits                                                                           $ 355,128        $ 344,880
    Advances from Federal Home Loan Bank and other borrowings                            163,692          171,149
    Junior subordinated debentures                                                        21,538           21,557
    Accrued interest payable                                                               1,158            1,095
    Advances from borrowers for taxes and insurance                                        1,948              815
    Accounts payable and accrued expenses                                                  3,413            2,725
                                                                                       ---------        ---------

        Total liabilities                                                                546,877          542,221
                                                                                       ---------        ---------

Commitments and contingencies
Stockholders' Equity:

    Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
    Common stock, $.01 par value, 20,000,000 shares authorized; issued 2,712,556 shares; outstanding at March 31, 2005 and September 30, 2004, 2,002,132
       and 1,927,744 shares, respectively                                                     14               14
    Additional paid-in capital                                                            12,980           13,622
    Employee stock ownership plan                                                         (3,231)          (3,189)
    Treasury stock at cost: 710,424 shares at March 31, 2005 and 787,219 shares
        at September 30, 2004                                                            (10,922)         (11,913)
    Accumulated other comprehensive income                                                   114            1,734
    Retained earnings - partially restricted                                              30,194           29,430
                                                                                       ---------        ---------

        Total stockholders' equity                                                        29,149           29,698
                                                                                       ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 576,026        $ 571,919
                                                                                       =========        =========


See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

                                                                     Three months ended           Six months ended
                                                                         March 31,                   March 31,
                                                                   ---------------------       ---------------------
                                                                     2005          2004          2005          2004
                                                                   -------       -------       -------       -------
INTEREST INCOME:

Interest and fees on loans                                         $ 4,408       $ 4,378       $ 8,871       $ 8,823
Interest and dividends on:
        Mortgage-related securities                                  1,552         1,296         2,953         2,525
        Investment securities:
           Taxable                                                     321           474           771         1,141
           Tax-Exempt                                                  187           222           380           435
           Dividends                                                   271            52           357           116
        Interest-bearing deposits                                       40            17            81            35
                                                                   -------       -------       -------       -------
           Total interest income                                     6,779         6,439        13,413        13,075
                                                                   -------       -------       -------       -------
INTEREST EXPENSE:
    Interest on:
        Deposits                                                     1,474         1,489         2,926         3,076
        Federal Home Loan Bank advances and other borrowings         1,900         1,762         3,828         3,502
        Junior subordinated debentures                                 444           415           878           828
                                                                   -------       -------       -------       -------
           Total interest expense                                    3,818         3,666         7,632         7,406
                                                                   -------       -------       -------       -------
NET INTEREST INCOME                                                  2,961         2,773         5,781         5,669
PROVISION FOR LOAN LOSSES                                               45            75            90           150
                                                                   -------       -------       -------       -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  2,916         2,698         5,691         5,519
                                                                   -------       -------       -------       -------

NON-INTEREST INCOME:
    Service charges and other fees                                     378           258           798           525
    Net gain on sales of:
        Loans held for sale                                             18            25            37            32
        Investment and mortgage-related securities                     449         1,060           524         1,465
    Increase in cash surrender value of life insurance                 151           196           411           326
    Other real estate fees                                              --           550            --           550
    Other income                                                       105            80           230           335
                                                                   -------       -------       -------       -------
           Total non-interest income                                 1,101         2,169         2,000         3,233
                                                                   -------       -------       -------       -------
NON-INTEREST EXPENSE:
    Salaries and employee benefits                                   1,711         2,586         3,241         4,116
    Occupancy and equipment                                            383           320           745           625
    Professional fees                                                  284           253           528           484
    Federal deposit insurance premium                                   12            14            25            27
    Data processing                                                    136           125           264           236
    Advertising                                                         86            83           182           182
    Net cost of operation of other real estate                           3            90             5           178
    Deposit processing                                                 154           150           316           305
    Other                                                              435           473           944           875
                                                                   -------       -------       -------       -------
           Total non-interest expense                                3,204         4,094         6,250         7,028
                                                                   -------       -------       -------       -------
INCOME BEFORE INCOME TAX EXPENSE                                       813           773         1,441         1,724
INCOME TAX EXPENSE                                                     175           146           280           355
                                                                   -------       -------       -------       -------
NET INCOME                                                         $   638       $   627       $ 1,161       $ 1,369
                                                                   =======       =======       =======       =======
BASIC EARNINGS PER COMMON SHARE                                    $  0.35       $  0.34       $  0.64       $  0.75
                                                                   =======       =======       =======       =======
DILUTED EARNINGS PER COMMON SHARE                                  $  0.34       $  0.32       $  0.63       $  0.70
                                                                   =======       =======       =======       =======

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (dollars in thousands)


                                                                      Employee               Accumulated    Retained
                                                          Additional    stock                   other       earnings-      Total
                                               Common       paid-in   ownership  Treasury   comprehensive   partially  stockholders'
                                                stock       capital     plan       stock       income      restricted     equity
                                                -----       -------     ----       -----       ------      ----------     ------
BALANCE AT OCTOBER 1, 2004                    $     14     $ 13,622   $ (3,189)  $(11,913)    $  1,734      $ 29,430     $ 29,698

Net income                                          --           --         --         --           --         1,161        1,161
Other comprehensive income, net of tax:
   Net unrealized loss on securities
     net of reclassification adjustment(1)          --           --         --         --       (1,620)           --       (1,620)
                                              --------     --------   --------   --------     --------      --------     --------
Comprehensive loss                                  --           --         --         --           --            --         (459)
                                              --------     --------   --------   --------     --------      --------     --------

Common stock acquired by stock benefit plans        --           --        (72)        --           --            --          (72)
ESOP stock committed to be released                 --           --         30         --           --            --           30
Excess of fair value above cost of
   ESOP shares committed to be released             --           29         --         --           --            --           29
Purchase of treasury stock                          --           --         --       (110)          --            --         (110)
Exercise of stock options                           --         (671)        --      1,101           --            --          430
Dividends - $.22 per share                          --           --         --         --           --          (397)        (397)
                                              --------     --------   --------   --------     --------      --------     --------

BALANCE AT MARCH 31, 2005                     $     14     $ 12,980   $ (3,231)  $(10,922)    $    114      $ 30,194     $ 29,149
                                              ========     ========   ========   ========     ========      ========     ========

      (1) Disclosure of reclassification amount, net of tax for the six months ended March 31, 2005:

               Net unrealized depreciation arising during the period                        $(1,966)
               Less: reclassification adjustment for net gains included in net income
                    (net of tax of $178)                                                        346
                                                                                            -------
               Net unrealized loss on securities                                            $(1,620)
                                                                                            =======

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                                                          Six months ended
                                                                                                              March 31,
                                                                                                      ------------------------
                                                                                                        2005            2004
                                                                                                      --------        --------
OPERATING ACTIVITIES:
    Net income                                                                                        $  1,161        $  1,369
    Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Provision for depreciation and amortization                                                          261             235
      Amortization of premiums and discounts                                                               244             196
      Increase in cash surrender value of life insurance                                                  (411)           (484)
      (Gain) loss on sales of:
         Loans held for sale                                                                               (37)            (32)
         Investment securities                                                                            (524)         (1,465)
         Mortgage-related securities                                                                        --               4
      Provision for loan losses                                                                             90             150
      Amortization of ESOP                                                                                  59             601
      Changes in assets and liabilities which provided (used) cash:
         Origination of loans held for sale                                                             (6,041)         (5,105)
         Loans sold in the secondary market                                                              5,717           4,935
         Accrued interest receivable                                                                        41              69
         Prepaid expenses and other assets                                                               8,396            (212)
         Accrued interest payable                                                                           63             (41)
         Accrued expenses                                                                                  688           2,054
                                                                                                      --------        --------
             Net cash provided by operating activities                                                   9,707           2,274
                                                                                                      --------        --------

INVESTING ACTIVITIES:
    Loans originated                                                                                   (64,493)        (61,244)
    Purchases of:
      Mortgage-related securities available for sale                                                   (30,955)         (9,076)
      Investment securities available for sale                                                          (2,673)         (3,668)
      Mortgage-related securities held to maturity                                                     (18,591)        (26,221)
    Redemption (purchase) of FHLB stock                                                                    850            (489)
    Insurance proceeds on real estate owned                                                                 29              --
    Proceeds from sales of real estate owned                                                               250             137
    Proceeds from sales of investment and mortgage-related securities                                   25,508           9,464
    Principal collected on loans                                                                        63,108          58,359
    Proceeds from maturities, calls, or repayments of:
      Investment securities available for sale                                                             324           7,063
      Mortgage-related securities available for sale                                                    11,816          19,403
      Mortgage-related securities held to maturity                                                       3,717           1,104
      Investment securities held to maturity                                                             1,000              --
    Purchase of property and equipment                                                                    (954)           (400)
                                                                                                      --------        --------
             Net cash used in investing activities                                                     (11,064)         (5,568)
                                                                                                      --------        --------

FINANCING ACTIVITIES:
    Net increase (decrease)  in deposit accounts                                                        10,248          (9,649)
    Net (decrease) increase in FHLB advances                                                            (7,457)         17,006
    Common stock acquired by ESOP                                                                          (72)           (172)
    Net increase in advances from borrowers for taxes and insurance                                      1,133             962
    Exercise of stock options                                                                              430             413
    Purchase of treasury stock                                                                            (110)         (1,339)
    Cash dividends                                                                                        (397)           (419)
                                                                                                      --------        --------
             Net cash provided by financing activities                                                   3,775           6,802
                                                                                                      --------        --------
INCREASE IN CASH AND CASH EQUIVALENTS                                                                    2,418           3,508
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                        17,975          21,190
                                                                                                      --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                            $ 20,393        $ 24,698
                                                                                                      ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
    Cash payments for interest on deposits and borrowings                                             $  7,569        $  7,447
    Transfer of loans held for sale to loan portfolio                                                       --           4,186
    Transfers of loans receivable into real estate owned                                                    --              43
    Cash payments of income taxes                                                                           --             130

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

         The results of operations for the three and six month periods ended March 31, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2005 or any other period. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Form 10-K for the year ended September 30, 2004.

2.       INVESTMENT SECURITIES

         The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

                                                             March 31, 2005
                                         -----------------------------------------------------
                                                         Gross         Gross
                                         Amortized     Unrealized    Unrealized    Approximate
                                            Cost          Gain          Loss        Fair Value
                                            ----          ----          ----        ----------
         Available for Sale:
           U.S. Government bonds
              Less than 1 year            $ 1,697       $    --       $    (9)       $ 1,688
           Municipal obligations
              5 to 10 years                   130             4            --            134
              Over 10 years                11,835           350            --         12,185
           Corporate bonds
              Less than 1 year              1,000            16            --          1,016
              1 to 5 years                  1,000            86            --          1,086
              5 to 10 years                 2,000            --           (39)         1,961
              Over 10 years                 6,999           144           (28)         7,115
           Asset-backed securities
              1 to 5 years                    865             5            --            870
           Mutual funds                    14,009            --          (334)        13,675
           Other equity investments         1,756         1,794           (73)         3,477
                                          -------       -------       -------        -------

                   Total                  $41,291       $ 2,399       $  (483)       $43,207
                                          =======       =======       =======        =======

         Held to Maturity:
           Municipal obligations

              5 to 10 years               $ 3,259       $     7       $    (3)       $ 3,263
           Corporate bonds

              Less than 1 year              1,017            --           (21)           996
                                          -------       -------       -------        -------
                 Total                    $ 4,276       $     7       $   (24)       $ 4,259
                                          =======       =======       =======        =======

         The table below sets forth investment securities which have an unrealized loss position as of March 31, 2005.


                           Less than 12 Months          12 Months or Longer                 Total
                         -----------------------      -----------------------      -----------------------
                           Fair       Unrealized        Fair       Unrealized        Fair       Unrealized
                          Value         Losses         Value         Losses         Value         Losses
                          -----         ------         -----         ------         -----         ------
U.S. Government
and Agency Bonds         $ 1,688       $    (9)       $    --       $    --        $ 1,688       $    (9)
Municipal
obligations                1,284            (3)                                      1,284            (3)

Corporate bonds            5,050           (88)            --            --          5,050           (88)

Mutual funds                  --            --         13,675          (334)        13,675          (334)

Equity investments           504           (73)            --            --            504           (73)
                         -------       -------        -------       -------        -------       -------
Total                    $ 8,526       $  (173)       $13,675       $  (334)       $22,201       $  (507)
                         =======       =======        =======       =======        =======       =======

         At March 31, 2005, investment securities in a gross unrealized loss position for twelve months or longer consisted of shares in mutual funds that at such date had an aggregate depreciation of 2.4% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of March 31, 2005 represents an other-than-temporary impairment.

                                                                  September 30, 2004
                                                 -----------------------------------------------------
                                                                 Gross         Gross
                                                 Amortized     Unrealized    Unrealized    Approximate
                                                    Cost          Gain          Loss        Fair Value
                                                    ----          ----          ----        ----------
         Available for Sale:
           U.S. Government and agency bonds
              1 to 5 years                        $14,694       $    --       $  (199)       $14,495
           Municipal obligations
              5 to 10 years                           130             6            --            136
              Over 10 years                        11,833           412            --         12,245
           Corporate bonds
              Less than 1 year                      1,000            43            --          1,043
              1 to 5 years                          4,968           479            --          5,447
              5 to 10 years                         2,000            --            (5)         1,995
              Over 10 years                         5,341           248            --          5,589
           Asset-backed securities
              1 to 5 years                          1,189             8            --          1,197
           Mutual funds                            14,009            --          (205)        13,804
           Preferred stocks                         3,900            --            --          3,900
           Other equity investments                 1,755         2,009            --          3,764
                                                  -------       -------       -------        -------
                Total                             $60,819       $ 3,205       $  (409)       $63,615
                                                  =======       =======       =======        =======

         Held to Maturity:
           Municipal obligations
              5 to 10 years                       $ 3,260       $    50       $    --        $ 3,310
              Over 10 years                            --            --            --             --
           Corporate bonds
              Less than 1 year                      1,002            21            --          1,023
              1 to 5 years                          1,025            12            --          1,037
                                                  -------       -------       -------        -------
                Total                             $ 5,287       $    83       $    --        $ 5,370
                                                  =======       =======       =======        =======

3.       MORTGAGE-RELATED SECURITIES

         Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                                            March 31, 2005
                                                       --------------------------------------------------------
                                                                       Gross          Gross
                                                       Amortized     Unrealized     Unrealized      Approximate
                                                         Cost           Gain           Loss         Fair Value
                                                         ----           ----           ----         ----------
         Available for Sale:
             FHLMC pass-through certificates           $  5,306       $     10       $   (124)       $  5,192
             FNMA pass-through certificates              48,731             80           (880)         47,931
             GNMA pass-through certificates               4,458             19            (15)          4,462
             Collateralized mortgage obligations         55,113             25           (858)         54,280
                                                       --------       --------       --------        --------
                 Total                                 $113,608       $    134       $ (1,877)       $111,865
                                                       ========       ========       ========        ========

         Held to Maturity:
             FHLMC pass-through certificates           $ 19,019       $     12       $   (373)       $ 18,658
             FNMA pass-through certificates              32,724             17           (686)         32,055
             Collateralized mortgage obligations            412             --             (1)            411
                                                       --------       --------       --------        --------
                 Total                                 $ 52,155       $     29       $ (1,060)       $ 51,124
                                                       ========       ========       ========        ========


         The table below sets forth mortgage-related securities which have an unrealized loss position as of March 31, 2005.

                                Less than 12 Months            12 Months or Longer                  Total
                              ------------------------       ------------------------       ------------------------
                                Fair        Unrealized         Fair        Unrealized         Fair        Unrealized
                                Value         Losses           Value         Losses           Value         Losses
                                -----         ------           -----         ------           -----         ------
         Pass-through
           certificates       $ 93,899       $ (1,797)       $  6,139       $   (281)       $100,038       $ (2,078)
         Collateralized
           mortgage
           obligations          43,562           (497)          8,714           (362)         52,276           (859)
                              --------       --------        --------       --------        --------       --------

         Total                $137,461       $ (2,294)       $ 14,853       $   (643)       $152,314       $ (2,937)
                              ========       ========        ========       ========        ========       ========

         At March 31, 2005, mortgage-related securities in a gross unrealized loss position for twelve months or longer consist of seven securities having an aggregate depreciation of 1.9% from the Company's amortized cost basis. Management does not believe any individual unrealized loss as of March 31, 2005 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and private institutions. The majority of the unrealized losses associated with mortgage-related securities are primarily attributable to changes in interest rates and not from the deterioration of the creditworthiness of the issuer.

                                                                        September 30, 2004
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
                                                       =======       =======       =======        =======


4.       LOANS RECEIVABLE

         Loans receivable consist of the following:

                                                   March 31,       September 30,
                                                      2005             2004
                                                   ---------        ---------
         Real estate loans:
              Single-family                        $ 157,785        $ 163,907
              Construction and land                   35,824           38,078
              Multi-family and commercial             69,609           64,509
              Home equity and lines of credit         44,559           43,621
         Consumer loans                                1,323            1,471
         Commercial loans                             10,948           10,624
                                                   ---------        ---------
              Total loans                            320,048          322,210
         Loans in process                            (12,193)         (15,807)
         Allowance for loan losses                    (2,079)          (2,039)
         Deferred loan fees                             (129)            (116)
                                                   ---------        ---------

         Loans receivable - net                    $ 305,647        $ 304,248
                                                   =========        =========

         The following is an analysis of the allowance for loan losses:

                                                            Six Months Ended
                                                               March 31,
                                                       ------------------------
                                                         2005             2004
                                                       -------          -------
         Balance beginning of period                   $ 2,039          $ 1,986
         Provisions charged to income                       90              150
         Charge-offs                                       (50)             (90)
         Recoveries                                         --               38
                                                       -------          -------
         Total                                         $ 2,079          $ 2,084
                                                       =======          =======

         At March 31, 2005 and September 30, 2004, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $4,748 and $2,033, respectively. At March 31, 2005, non-performing loans primarily consisted of single-family residential mortgage loans aggregating $576,000, commercial real estate loans aggregating $3.8 million and commercial loans totaling $244,000.

5.       DEPOSITS

         Deposits consist of the following major classifications:

                                              March 31,                     September 30,
                                                 2005                           2004
                                       -----------------------        -----------------------
                                        Amount         Percent         Amount         Percent
                                       --------       --------        --------       --------
         Non-interest bearing          $ 20,260            5.7%       $ 21,046            6.1%
         NOW                             61,767           17.4          55,864           16.2
         Passbook                        51,474           14.5          51,371           14.9
         Money market demand             53,804           15.1          51,682           15.0
         Certificates of deposit        167,823           47.3         164,917           47.8
                                       --------       --------        --------       --------
         Total                         $355,128          100.0%       $344,880          100.0%
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

         The calculated basic and diluted earnings per share ("EPS") is as follows:

                                                 For the Three Months Ended         For the Six Months Ended
                                                         March 31,                         March 31,
                                                ---------------------------       ---------------------------
                                                   2005             2004             2005             2004
                                                ----------       ----------       ----------       ----------
         Numerator - Net income                 $      638       $      627       $    1,161       $    1,369
         Denominators:
            Basic shares outstanding             1,824,419        1,826,967        1,804,703        1,832,759
            Effect of dilutive securities           49,486          124,393           48,808          123,002
                                                ----------       ----------       ----------       ----------
            Diluted shares outstanding           1,873,905        1,951,360        1,853,511        1,955,761
                                                ==========       ==========       ==========       ==========
         EPS:

            Basic                               $     0.35       $     0.34       $     0.64       $     0.75
            Diluted                             $     0.34       $     0.32       $     0.63       $     0.70

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

                                                                    Three Months Ended               Six Months Ended
                                                                        March 31,                       March 31,
                                                                -------------------------       -------------------------
                                                                   2005            2004            2005            2004
                                                                ---------       ---------       ---------       ---------
         Net income, as reported                                $     638       $     627       $   1,161       $   1,369
         Less: Total stock-based employee compensation
               expense determined under fair value method
               for all options, net of tax                              4              10               8              20
                                                                ---------       ---------       ---------       ---------
         Pro forma net income                                   $     634       $     617       $   1,153       $   1,349
                                                                =========       =========       =========       =========

         Earnings per share:
           Basic - as reported                                  $    0.35       $    0.34       $    0.64       $    0.75
           Basic - pro forma                                    $    0.35       $    0.34       $    0.64       $    0.74

           Diluted - as reported                                $    0.34       $    0.32       $    0.63       $    0.70
           Diluted - pro forma                                  $    0.34       $    0.32       $    0.62       $    0.69

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123(R)). This Statement revises SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method). The provisions of SFAS 123(R) were to be effective for the Company's financial statements issued for the first interim period beginning after June 15, 2005. However, the SEC in April 2005 amended the compliance dates such that SFAS(R) becomes effective at the beginning of the fiscal year that begins after June 15, 2005. Accordingly, the Company will adopt SFAS 123(R) on October 1, 2005 and plans to use the modified prospective method. The impact of adopting SFAS 123(R) will be consistent with the impact disclosed above pursuant to the pro forma disclosure requirements of SFAS No. 123.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q includes certain "forward-looking statements" based on management's current expectations. The Company's actual results could differ materially, as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, from management's expectations. Such forward-looking statements include statements regarding management's current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the First Keystone Financial, Inc.'s (the "Company") control. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, availability and cost of energy resources and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2005 AND SEPTEMBER 30, 2004

Total assets of the Company increased $4.1 million from $571.9 million at September 30, 2004 to $576.0 million at March 31, 2005. Mortgage-related securities held to maturity increased by $14.8 million from $37.4 million at September 30, 2004 mainly due to implementation of the Company's asset-liability strategy of reinvesting the proceeds from the sale of investment securities into the held to maturity portfolio in order to minimize volatility of the Company's equity in the future as market rates of interest increase. Loans receivable increased slightly to $305.6 million at March 31, 2005 as the Company continued to modestly increase its percentage of its portfolio consisting of commercial real estate loans and home equity loans and lines of credit, partially offset by a decrease in single-family residential loans. Prepaid expenses and other assets decreased $8.4 million primarily due to funds received for settlement of securities sales. Deposits increased $10.2 million, or 2.97%, from $344.9 million at September 30, 2004 to $355.1 million at March 31, 2005, while borrowings decreased $7.5 million, or 4.4%, from $171.1 million at September 30, 2004. The increase in deposits resulted from an increase of $7.3 million, or 4.1%, in core deposits (which consist of passbook, money market, NOW and non-interest bearing accounts) combined with an increase of $2.9 million, or 1.8%, in certificates of deposit. The growth in deposits is attributable to the Company's commitment to focus on business development and aggressively pursue these relationships.

Stockholders' equity decreased $549,000 to $29.1 million at March 31, 2005 primarily due to the reduction in accumulated other comprehensive income of $1.6 million, the cost of repurchasing 4,900 shares of common stock and dividend payments totaling $397,000, partially offset by net income of $1.2 million as well as a $430,000 increase in equity resulting from the exercise of stock options during the six months ended March 31, 2005.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004

NET INCOME.

Net income for the quarter ended March 31, 2005 was $638,000, or $.34 per diluted share, an increase of $11,000, or 1.8%, as compared to net income of $627,000, or $.32 per diluted share, for the quarter ended March 31, 2004. Net income for the six months ended March 31, 2005 was $1.2 million, or $.63 per diluted share, a decrease of $208,000, or 15.2%, as compared to $1.4 million, or $.70 per diluted share, for the same period in 2004.

NET INTEREST INCOME.

Net interest income increased $188,000, or 6.8%, to $3.0 million and $112,000, or 2.0%, to $5.8 million for the three and six months ended March 31, 2005, respectively, compared to the same periods in 2004. Such increases were primarily due to increases in interest income of $340,000, or 5.3%, and $338,000, or 2.6%, for the three and six months ended March 31, 2005, respectively, which were partially offset by a $152,000, or 4.1%, and a $226,000, or 3.1%, increase in interest expense during such periods. The average balance of interest-earning assets increased $2.8 million and $8.2 million for the three and six months ended March 31, 2005, respectively, as compared to the same periods in 2004. Calculated on a tax-equivalent basis, the weighted average yield earned on interest-earning assets for the three months ended March 31, 2005 increased 22 basis points to 5.15% compared to the 2004 period and 4 basis points to 5.07% for the six months ended March 31, 2005. In addition, net interest expense was affected by an increase in the average balance of interest-bearing liabilities of $7.0 million and $12.7 million for the three and six months ended March 31, 2005, respectively, as compared to the same periods in 2004. For the three months ended March 31, 2005, the weighted average rate paid on such liabilities increased 7 basis points to 2.88% from 2.81% for the same period in the prior fiscal year and 2 basis points to 2.87% for the six months ended March 31, 2005 as compared to 2.85% for the six months ended March 31, 2004. The improvement in net interest income for the three months ended March 31, 2005 was primarily the effect of a special cash dividend from an investment security. Excluding the special dividend and in response to increases in short-term interest rates, the weighted average yield on interest-earning assets increased to a greater degree than the cost of interest-bearing liabilities which resulted in a slight improvement in the interest rate margin for the three months ended March 31, 2005.

The following table presents the average balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three months and six months ended March 31, 2005 and 2004. The adjustment of tax exempt securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information. Management believes that it is a practice followed by many institutions in the banking industry to present net interest margin, net interest rate spread and net interest income on a fully tax equivalent basis when a significant proportion of interest-earning assets are tax-free. Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons. A GAAP reconciliation is included below.

                                                             FOR THE THREE MONTHS ENDED
                                          -------------------------------------------------------------
                                                  MARCH 31, 2005                 MARCH 31, 2004
                                          -----------------------------   -----------------------------
                                                                Average                         Average
                                           Average               Yield/    Average               Yield/
(Dollars in thousands)                     Balance   Interest   Cost(4)    Balance   Interest   Cost(4)
                                          ---------  ---------  -------   ---------  ---------  -------
Interest-earning assets:
   Loans receivable(1) (2)                $ 306,418  $   4,408     5.75%  $ 292,437  $   4,378     5.99%
   Mortgage-related securities(2)           156,053      1,552     3.98     136,784      1,296     3.79
   Investment securities(2)                  60,138        863     5.74      87,313        836     3.83
   Other interest-earning assets             10,256         40     1.56      13,544         17     0.50
                                          ---------  ---------            ---------  ---------
      Total interest-earning assets         532,865  $   6,863     5.15     530,078  $   6,527     4.93
                                          ---------  ---------  -------   ---------  ---------  -------
Non-interest-earning assets                  32,861                          33,176
                                          ---------                       ---------
   Total assets                           $ 565,726                       $ 563,254
                                          =========                       =========
Interest-bearing liabilities:
   Deposits                               $ 344,275  $   1,474     1.71   $ 344,826  $   1,489     1.73
   FHLB advances and other borrowings       163,856      1,900     4.64     156,277      1,762     4.51
   Junior subordinated debentures            21,544        444     8.24      21,581        415     7.69
                                          ---------  ---------            ---------  ---------
      Total interest-bearing liabilities    529,675      3,818     2.88     522,684      3,666     2.81
                                          ---------  ---------  -------   ---------  ---------  -------

Interest rate spread                                               2.27%                           2.12%
                                                                =======                         =======
Non-interest-bearing liabilities              6,050                           8,497
                                          ---------                       ---------
   Total liabilities                        535,725                         531,181
Stockholders' equity                         30,001                          32,073
                                          ---------                       ---------

Total liabilities and stockholders'
      equity                              $ 565,726                       $ 563,254
                                          =========                       =========
Net interest-earning assets               $   3,190                       $   7,394
                                          =========                       =========
Net interest income                                  $   3,045                       $   2,861
                                                     =========                       =========
Net interest margin(3)                                             2.29%                           2.16%
                                                                =======                         =======
Ratio of average interest-earning
      assets to average interest-bearing
      liabilities                                                100.60%                         101.41%
                                                                =======                         =======

----------

(1)   Includes non-accrual loans.

(2)   Includes assets classified as either available for sale or held for sale.

(3)   Net interest income divided by interest-earning assets.

(4)   Presented on a tax-equivalent basis.

                                                             FOR THE SIX MONTHS ENDED
                                          -------------------------------------------------------------
                                                  MARCH 31, 2005                 MARCH 31, 2004
                                          -----------------------------   -----------------------------
                                                                Average                         Average
                                           Average               Yield/    Average               Yield/
(Dollars in thousands)                     Balance   Interest   Cost(4)    Balance   Interest   Cost(4)
                                          ---------  ---------  -------   ---------  ---------  -------
Interest-earning assets:
   Loans receivable(1) (2)                $ 306,207  $   8,871     5.79%  $ 291,577  $   8,823     6.05%
   Mortgage-related securities(2)           149,144      2,953     3.96     132,174      2,525     3.82
   Investment securities(2)                  67,848      1,677     4.94      90,557      1,876     4.14
   Other interest-earning assets             12,167         81     1.33      12,897         35     0.54
                                          ---------  ---------            ---------  ---------
      Total interest-earning assets         535,366  $  13,582     5.07     527,205  $  13,259     5.03
                                          ---------  ---------  -------   ---------  ---------  -------
Non-interest-earning assets                  32,742                          33,733
                                          ---------                       ---------
   Total assets                           $ 568,108                       $ 560,938
                                          =========                       =========
Interest-bearing liabilities:
   Deposits                               $ 343,860  $   2,926     1.70   $ 348,651  $   3,076     1.76
   FHLB advances and other borrowings       167,351      3,828     4.57     149,874      3,502     4.67
   Junior subordinated debentures            21,549        878     8.15      21,585        828     7.67
                                          ---------  ---------            ---------  ---------
      Total interest-bearing liabilities    532,760      7,632     2.87     520,110      7,406     2.85
                                          ---------  ---------  -------   ---------  ---------  -------

Interest rate spread                                               2.21%                           2.18%
                                                                =======                         =======
Non-interest-bearing liabilities              5,546                           8,962
                                          ---------                       ---------
   Total liabilities                        538,306                         529,072
Stockholders' equity                         29,802                          31,866
                                          ---------                       ---------

Total liabilities and stockholders'
      equity                              $ 568,108                       $ 560,938
                                          =========                       =========
Net interest-earning assets               $   2,606                       $   7,095
                                          =========                       =========
Net interest income                                  $   5,950                       $   5,853
                                                     =========                       =========
Net interest margin(3)                                             2.22%                           2.22%
                                                                =======                         =======
Ratio of average interest-earning
      assets to average interest-bearing
      liabilities                                                100.49%                         101.36%
                                                                =======                         =======

----------

(1)   Includes non-accrual loans.

(2)   Includes assets classified as either available for sale or held for sale.

(3)   Net interest income divided by interest-earning assets.

(4)   Presented on a tax-equivalent basis.

Although management believes that the above mentioned non-GAAP financial measures enhance investor's understanding of the Company's business and performance, these non-GAAP financials measures should not be considered as an alternative to GAAP. The reconciliation of these non-GAAP financials measures from GAAP to non-GAAP is presented below.


                                                              FOR THE THREE MONTHS ENDED
                                                 ---------------------------------------------------
                                                     MARCH 31, 2005              MARCH 31, 2004
                                                 -----------------------    ------------------------
                                                               AVERAGE                     AVERAGE
(Dollars in thousands)                           INTEREST     YIELD/COST    INTEREST      YIELD/COST
                                                 --------     ----------    --------      ----------
Investment securities - nontaxable               $     779        5.18%     $     748          3.43%
Tax equivalent adjustments                              84                         88
                                                 ---------                  ---------
Investment securities - nontaxable to
  a taxable equivalent yield                     $     863        5.74%     $     836          3.83%
                                                 =========                  =========

Net interest income                              $   2,961                  $   2,773
Tax equivalent adjustment                               84                         88
                                                 ---------                  ---------
Net interest income, tax equivalent              $   3,045                  $   2,861
                                                 =========                  =========
Net interest rate spread, no tax  adjustment                      2.21%                        2.05%
Net interest margin, no tax adjustment                            2.22%                        2.09%


                                                               FOR THE SIX MONTHS ENDED
                                                 ---------------------------------------------------
                                                     MARCH 31, 2005              MARCH 31, 2004
                                                 -----------------------    ------------------------
                                                               AVERAGE                     AVERAGE
(Dollars in thousands)                           INTEREST     YIELD/COST    INTEREST      YIELD/COST
                                                 --------     ----------    --------      ----------
Investment securities - nontaxable               $   1,508        4.45%     $   1,692          3.74%
Tax equivalent adjustments                             169                        184
                                                 ---------                  ---------
Investment securities - nontaxable to
  a taxable equivalent yield                     $   1,677        4.94%     $   1,876          4.14%
                                                 =========                  =========

Net interest income                              $   5,781                  $   5,669
Tax equivalent adjustment                              169                        184
                                                 ---------                  ---------
Net interest income, tax equivalent              $   5,950                  $   5,853
                                                 =========                  =========
Net interest rate spread, no tax  adjustment                      2.15%                        2.11%
Net interest margin, no tax adjustment                            2.16%                        2.15%

PROVISION FOR LOAN LOSSES

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management's analysis includes consideration of the Company's historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the amount of the Company's primary market area, and other factors related to the collectibility of the Company's loans and loans held for sale portfolios. For the three months ended March 31, 2005 and 2004, the provision for loan losses amounted to $45,000 and $75,000, respectively. For the six months ended March 31, 2005 and 2004 the provision for loan losses amounted to $90,000 and $150,000, respectively. The decrease in provision for loan loss was based on the Company's monthly review of the credit quality of its loan portfolio, the net level of charge-offs during the periods and other factors.

At March 31, 2005, non-performing assets increased to $5.6 million, or .98%, of total assets, from $3.3 million at September 30, 2004. The increase in non-performing assets was the result of a $3.7 million increase in commercial real estate loans, including commercial business loans, partially offset by construction and home equity loans aggregating $770,000 and $158,000, respectively, returning to current status along with a $304,000 decrease in real estate owned. Included in non-performing assets is a $3.8 million non-accrual commercial real estate loan to one borrower secured by a restaurant in Chesapeake City, Maryland. The Company has started foreclosure proceedings and the borrower has placed the property on the market for sale. The coverage ratio, which is the ratio of the allowance for loan losses to non-performing loans, was 43.8% and 100.3% at March 31, 2005 and September 30, 2004, respectively.

Included in non-performing assets is $925,000 in real estate owned consisted primarily of one commercial real estate property. The Bank owns a 25% participation interest in an 18-hole golf course and a golf house located in Avondale, Pennsylvania. The lead lender collected $1.0 million from an easement agreement of which $250,000 represented the Bank's portion and reduced the book value of the property to $875,000. The golf facility is fully operational and continues to generate revenues. However, in connection with the operations of the facility, the Company incurred its representative share of expenses totaling approximately $75,000 and $150,000 for the three and six months ended March 31, 2004. No operating expenses were incurred during the 2005 periods. In May 2004, the lead lender entered into an agreement of sale. Although the agreement of sale has expired, the prospective buyer is operating and incurring the operating costs of the facility under the expired agreement. The lead lender is currently in the process of preparing an agreement extending the term of the original sales agreement.

Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

NON-INTEREST INCOME.

Non-interest income decreased $1.1 million to $1.1 million for the three months ended March 31, 2005 from the same period last year. Non-interest income in the 2004 period was favorably affected by several non-recurring transactions. The $611,000, or 57.6%, decrease in the gain on sales of investment securities was the result of gains experienced in the 2004 period related to the gain on sale of equity securities of a company that was acquired. In addition, the decrease in non-interest income was due to the inclusion in the 2004 period of an income recognition amounting to $550,000 related to a non-recurring real estate fee. Non-interest income decreased $1.2 million to $2.0 million for the six months ended March 31, 2005 by comparison to the same period last year. Non-interest income was substantially higher in the 2004 period due to gains on sales of investment and mortgage-related securities of $941,000 combined with other real estate fees of $550,000. By comparison, gains in the 2005 period only amounted to $524,000 and there were no real estate fees. Partially offsetting such decreases was a $273,000 increase in service charges and other fees due to the implementation of additional fee-based deposit services.

NON-INTEREST EXPENSE.

Non-interest expense for the quarter ended March 31, 2005 decreased $890,000, or 21.7%, from the same period last year primarily due to an $875,000, or 33.8%, decrease in salaries and employee benefits. The decrease was primarily the result of expenses recognized in the 2004 period in connection with the funding of a non-qualified supplemental retirement plan for certain executive officers and the prepayment of the outstanding balance of one of the loans to the ESOP. However, for the second quarter of fiscal 2005, such decreases were partially offset by a $300,000 increase in salary expense compared to the same period in the prior year due to merit increases, the hiring of additional personnel and retirement benefits. The decrease in salaries and employee benefits were partially offset by increases of $63,000 and $31,000 in occupancy and equipment expenses and professional fees, respectively. For the six months ended March 31, 2005, non-interest expense decreased by $778,000, or 11.1%, primarily due to a decrease of $875,000, or 21.3%, in salary and employee benefits for the reasons described above. In addition, the decrease in non-interest expense was partially offset by a $120,000, or 19.2%, and $69,000, or 7.9%, increase in occupancy and equipment and other non-interest expenses, respectively. The increase in non-interest expense was due to the implementation of a training program re-affirming the Company's commitment to maximizing customer service as well as increased general administrative expenses.

INCOME TAX EXPENSE.

Income tax expense increased $29,000 to $175,000 for the three months ended March 31, 2005 compared to the same period in 2004 while decreasing $75,000 to $280,000 for the six months ended March 31, 2004. The increase for the second quarter of fiscal 2005 reflected the reduction in tax-free income as well as the increase in income before income taxes. For the six months ended March 31, 2005, the decrease in taxes resulted primarily from the decrease in income before income taxes.

CRITICAL ACCOUNTING POLICIES.

The Company has identified the evaluation of the allowance for loan losses as a critical accounting estimate where amounts are sensitive to material variation. Critical accounting estimates are significantly affected by management's judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. The allowance for loan losses is considered a critical accounting estimate because there is a large degree of judgment in (i) assigning individual loans to specific risk levels (pass, special mention, substandard, doubtful and loss), (ii) valuing the underlying collateral securing the loans,
(iii) determining the appropriate reserve factor to be applied to specific risk levels for criticized and classified loans (special mention, substandard, doubtful and loss) and (iv) determining reserve factors to be applied to pass loans based upon loan type. To the extent that loans change risk levels, collateral values change or reserve factors change, the Company may need to adjust its provision for loan losses which would impact earnings.

The determination of the allowance for loan losses requires management to make significant estimates with respect to the amounts and timing of losses and market and economic conditions. Accordingly, a decline in the economy could increase loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. The Bank will continue to monitor and adjust its allowance for loan losses through the provision for loan losses as economic conditions and other factors dictate. Management reviews the allowance for loan losses generally on a monthly basis. Although the Bank maintains its allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank's determination as to the amount of its allowance for loan losses is subject to review by its primary regulator, the Office of Thrift Supervision (the "OTS"), as part of its examination process, which may result in additional allowances based upon the judgment and review of the OTS.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At March 31, 2005, the Company had short-term borrowings (due within one year or currently callable) outstanding of $163.0 million, all of which consisted of advances from the Federal Home Loan Bank of Pittsburgh.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to fund maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At March 31, 2005, total approved loan commitments outstanding amounted to $16.7 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $37.6 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2005 totaled $81.2 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

As of March 31, 2005, the Bank had regulatory capital which was in excess of applicable requirements. The Bank is required under applicable federal banking regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital to at least 8.0% of its risk-weighted assets. At March 31, 2005, the Bank had tangible capital and core capital equal to 8.3% of adjusted total assets and total capital equal to 15.3% of risk-weighted assets. As of March 31, 2005, the Bank met the requirements of a "well capitalized" institution under OTS regulatory framework for prompt corrective action.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's asset and liability management policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's Form 10-K for the year ended September 30, 2004. There are no material changes in the Company's asset-liability management policy from those disclosed in the Form 10-K.

The Company utilizes reports prepared by the OTS to measure interest rate risk. Using data from the Bank's quarterly thrift financial reports, the OTS models the net portfolio value ("NPV") of the Bank over a variety of interest rate scenarios. The NPV is defined as the present value of expected cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing off-balance sheet contracts. The model assumes instantaneous, parallel shifts in the U.S. Treasury Securities yield curve of 100 to 300 basis points up and 200 basis points down, in 100 basis point increments.

The interest rate risk measures used by the OTS include an "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure." The "Post-Shock" NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low "Post-Shock" NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The "Sensitivity Measure" is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following sets forth the Bank's NPV as of March 31, 2005.

                               Net Portfolio Value
                             (Dollars in thousands)

 Changes in                                          Net
  Rates in              Dollar    Percentage  Portfolio Value As
Basis Points  Amount    Change      Change       a % of Assets     Change
------------  ------    ------      ------       -------------     ------
     300      $37,119  $(24,591)      (40)%           6.68%       (376) bp
     200       46,658   (15,052)      (24)            8.22        (222) bp
     100       55,225    (6,485)      (11)            9.53         (91) bp
       0       61,710        --        --            10.44          --
    (100)      63,912     2,202         4            10.67          23 bp
    (200)      60,648    (1,062)       (2)           10.06         (38) bp

As of March 31, 2005, the Company's NPV was $61.7 million or 10.44% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $46.7 million or 8.22% of the market value of assets. The change in the NPV ratio or the Company's sensitivity measure was (2.22)%.

As of December 31, 2004, the Company's NPV was $57.6 million or 9.88% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $46.0 million or 8.20% of the market value of assets. The change in the NPV ratio or the Company's sensitivity measure was (1.68)%.

ITEM 4.  CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15(d)-15(f)under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

      No material changes in the legal proceedings previously disclosed in section Item 3 of the Company's Annual Report on Form 10-K for the year ended September 30, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      (a) - (b) Not applicable

      (c) The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

                                                  Total Number of Shares
                      Total Number    Average     Purchased as Part of     Maximum Number of Shares
                        of Shares    Price Paid    Publicly Announced          that May Yet Be
      Period (1)        Purchased    per Share             Plan            Purchased Under the Plan
-------------------   ------------   ----------   ----------------------   ------------------------
January 1-31, 2005         --              --                  --                     56,332
February 1-28, 2005        --              --                  --                     56,332
March 1-31, 2005        4,900          $22.49               4,900                     51,432
                        -----                               -----
     Total              4,900          $22.49               4,900                     51,432
                        =====          ======               =====                     ======

----------
(1) On January 31, 2003, the Company announced its current program to repurchase up to 101,000 of shares of common stock of the Company. The program has no expiration date.


Item 3. Defaults Upon Senior Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      (a) None

      (b) No changes in procedures.

Item 6.    Exhibits

      (a) List of Exhibits

      Exhibit No.        Description
      -----------        -----------
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

          3.2            Amended and Restated Bylaws of First Keystone
                         Financial, Inc. 1

          4              Specimen Stock Certificate of First Keystone Financial,
                         Inc. 1

          10.1           Employee Stock Ownership Plan and Trust of First
                         Keystone Financial, Inc. 1, *

          10.2           401(K)/ Profit-sharing Plan of First Keystone Federal
                         Savings Bank 1, *

          10.3           Employment Agreement between First Keystone Financial,
                         Inc. and Thomas M. Kelly dated December 1, 2004. 2,*

      Exhibit No.        Description
      -----------        -----------

          10.4           Severance Agreement between First Keystone Financial,
                         Inc. and Elizabeth M. Mulcahy dated December 1, 2004.
                         2,*

          10.5           Severance Agreement between First Keystone Financial,
                         Inc. and Carol Walsh dated December 1, 2004. 2,*

          10.6           1995 Stock Option Plan. 3, *

          10.7           1995 Recognition and Retention Plan and Trust Agreement
                         4,*

          10.8           1998 Stock Option Plan 4, *

          10.9           Employment Agreement between First Keystone Bank and
                         Thomas M. Kelly dated December 1, 2004 2, *

          10.10          Severance Agreement between First Keystone Bank and
                         Elizabeth M. Mulcahy dated December 1, 2004 2, *

          10.11          Severance Agreement between First Keystone Bank and
                         Carol Walsh dated December 1, 2004 2, *

          10.12          First Keystone Bank Supplemental Executive Retirement
                         Plan 5,*

          10.13          Consulting Agreement between First Keystone Bank and
                         Edmund Jones 6,*

          10.14          Amendment No. 1 to the Employment Agreement between
                         First Keystone Financial, Inc. and Thomas M. Kelly. 7,*

          10.15          Amendment No. 1 to the Employment Agreement between
                         First Keystone Bank and Thomas M. Kelly. 7,*

          10.16          Transition, Consulting, Noncompetition and Retirement
                         Agreement by and between First Keystone Financial,
                         Inc., First Keystone Bank and Donald S. Guthrie. 8,*

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

          99.1           Codes of Ethics 9

----------
(1) Incorporated by reference from the Registration Statement Form S-1 (Registration No. 33-84824) filed by the Registrant with the SEC on October 6, 1994, as amended.

(2) Incorporated by reference from Exhibit 10.5, 10.6, 10.8, 10.14, 10.15 and 10.16, respectively, in the Form 8-K filed by the Registrant with the SEC on December 7, 2004 (File No. 000-25328).

(3) Incorporated by reference from Exhibit 10.9 in the Form 10-K filed by the Registrant with SEC on December 29, 1995 (File No. 000-25328).

(4) Incorporated from Appendix A of the Registrant's definitive proxy statement dated December 24, 1998 (File No. 000-25328).

(5) Incorporated by reference from Exhibit 10.17 in the Form 10-Q filed by the Registrant with the SEC on May 17, 2004.

(6) Incorporated by reference from Exhibit 10.18 in the Form 10-K filed by the Registrant with the SEC on December 29, 2004.

(7) Incorporated by reference from Exhibit 10.19 and 10.20, respectively, in the Form 8-K filed by the Registrant with the SEC on March 29, 2005.

(8) Incorporated by reference from Exhibit 10.21 in the Form 8-K filed by the Registrant with the SEC on March 29, 2005.

(9) Incorporated by reference from the Form 10-K filed by the Registrant with the SEC on December 23, 2003. . (*) Consists of a management contract or compensatory plan

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FIRST KEYSTONE FINANCIAL, INC.

Date: May 16, 2005             By: /s/ Thomas M. Kelly
                                   --------------------------------
                                   Thomas M. Kelly
                                   President and Chief Executive Officer

Date: May 16, 2005             By: /s/ Rose M. DiMarco
                                   --------------------------------
                                   Rose M. DiMarco
                                   Chief Financial Officer