Form 10-Q
period 2005-06-30
FIRST KEYSTONE FINANCIAL INC
filed 2005-08-15
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2005

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from............to..........

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

Number of shares of Common Stock outstanding as of August 8, 2005: 2,023,534

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                                                    PAGE
                                                                                                    ----
PART I FINANCIAL INFORMATION:

     Item 1. Condensed Financial Statements

             Unaudited Consolidated Statements of Financial Condition as of
             June 30, 2005 and September 30, 2004                                                     1

             Unaudited Consolidated Statements of Income for the Three and Nine
             Months Ended June 30, 2005 and 2004                                                      2

             Unaudited Consolidated Statement of Changes in Stockholders' Equity
             for the Nine Months Ended June 30, 2005 and 2004                                         3

             Unaudited Consolidated Statements of Cash Flows for the Nine Months
             Ended June 30, 2005 and 2004                                                             4

             Notes to Unaudited Consolidated Financial Statements                                     5

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                   13

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                              22

     Item 4. Controls and Procedures                                                                 22

PART II      OTHER INFORMATION

     Item 1.   Legal Proceedings                                                                     23

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                           23

     Item 3.   Defaults Upon Senior Securities                                                       23

     Item 4.   Submission of Matters to a Vote of Security Holders                                   23

     Item 5.   Other Information                                                                     23

     Item 6.   Exhibits                                                                              23

     SIGNATURES                                                                                      26

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share amounts)

                                                                                         June 30,     September 30,
                                                                                          2005           2004
                                                                                        ---------     -------------
ASSETS

Cash and amounts due from depository institutions                                       $   4,780     $      5,185
Interest-bearing deposits with depository institutions                                     12,418           12,790
                                                                                        ---------     ------------
        Total cash and cash equivalents                                                    17,198           17,975
Investment securities available for sale                                                   47,380           63,615
 Mortgage-related securities available for sale                                           113,371           97,620
 Loans held for sale                                                                           24              172
Investment securities held to maturity- at amortized cost
    (approximate fair value of $4,337 at June 30, 2005                                      4,271            5,287
     and $5,370 at September 30, 2004)
Mortgage-related securities held to maturity - at amortized cost (approximate
    fair value of $49,280 at June 30, 2005 and $37,312 at September 30, 2004)              49,682           37,363
Loans receivable (net of allowance for loan losses of $3,471 at June 30, 2005
    and $2,039 at September 30, 2004)                                                     303,558          304,248
Accrued interest receivable                                                                 2,589            2,577
Real estate owned                                                                             920            1,229
Federal Home Loan Bank stock - at cost                                                      8,718            9,827
Office properties and equipment, net                                                        4,862            4,275
Deferred income taxes                                                                       1,052              657
Cash surrender value of life insurance                                                     16,676           16,110
Prepaid expenses and other assets                                                           3,280           10,964
                                                                                        ---------     ------------

TOTAL ASSETS                                                                            $ 573,581     $    571,919
                                                                                        =========     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

    Deposits                                                                            $ 358,360     $    344,880
    Advances from Federal Home Loan Bank and other borrowings                             155,505          171,149
    Junior subordinated debentures                                                         21,529           21,557
    Accrued interest payable                                                                1,211            1,095
    Advances from borrowers for taxes and insurance                                         3,086              815
    Accounts payable and accrued expenses                                                   4,457            2,725
                                                                                        ---------     ------------

         Total liabilities                                                                544,148          542,221
                                                                                        ---------     ------------

Commitments and contingencies
Stockholders' Equity:

    Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
    Common stock, $.01 par value, 20,000,000 shares authorized; issued 2,712,556 shares; outstanding at June 30, 2005 and September 30, 2004, 2,022,378
       and 1,927,744 shares, respectively                                                      14               14
    Additional paid-in capital                                                             12,895           13,622
    Employee stock ownership plan                                                          (3,208)          (3,189)
    Treasury stock at cost: 690,178 shares at June 30, 2005 and 787,219 shares
        at September 30, 2004                                                             (10,608)         (11,913)
    Accumulated other comprehensive income                                                    966            1,734
    Retained earnings - partially restricted                                               29,374           29,430
                                                                                        ---------     ------------

         Total stockholders' equity                                                        29,433           29,698
                                                                                        ---------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 573,581     $    571,919
                                                                                        =========     ============

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

                                                                   Three months ended            Nine months ended
                                                                        June 30,                      June 30,
                                                                  --------------------          -------------------
                                                                    2005        2004              2005       2004
                                                                  ---------   --------          ---------  --------
INTEREST INCOME:
Interest and fees on loans                                        $   4,446   $  4,332          $  13,317  $ 13,155
Interest and dividends on:
   Mortgage-related securities                                        1,662      1,327              4,615     3,852
   Investment securities:
       Taxable                                                          339        525              1,117     1,680
       Tax-Exempt                                                       195        220                568       641
       Dividends                                                        105         84                462       200
Interest-bearing deposits                                                41         17                122        52
                                                                  ---------   --------          ---------  --------
           Total interest income                                      6,788      6,505             20,201    19,580
                                                                  ---------   --------          ---------  --------
INTEREST EXPENSE:
      Interest on:
        Deposits                                                      1,625      1,405              4,551     4,481
        Federal Home Loan Bank advances and other borrowings          1,888      1,763              5,716     5,265
        Junior subordinated debentures                                  450        418              1,328     1,246
                                                                  ---------   --------          ---------  --------
           Total interest expense                                     3,963      3,586             11,595    10,992
                                                                  ---------   --------          ---------  --------

NET INTEREST INCOME                                                   2,825      2,919              8,606     8,588

PROVISION FOR LOAN LOSSES                                             1,645         75              1,735       225
                                                                  ---------   --------          ---------  --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   1,180      2,844              6,871     8,363
                                                                  ---------   --------          ---------  --------

NON-INTEREST INCOME:
    Service charges and other fees                                      379        287              1,176       812
    Net gain on sales of:
        Loans held for sale                                              29         11                 66        43
        Investment and mortgage-related securities                       15          6                539     1,471
    Increase in cash surrender value of life insurance                  155        159                565       628
    Other real estate fees                                               --         --                 --       550
    Other income                                                        105        112                337       304
                                                                  ---------   --------          ---------  --------
           Total non-interest income                                    683        575              2,683     3,808
                                                                  ---------   --------          ---------  --------

NON-INTEREST EXPENSE:
    Salaries and employee benefits                                    1,398      1,357              4,639     5,472
    Occupancy and equipment                                             405        297              1,150       923
    Professional fees                                                   260        195                789       679
    Federal deposit insurance premium                                    12         13                 37        40
    Data processing                                                     138        120                402       356
    Advertising                                                         106         92                289       274
    Net cost of operation of other real estate                            4          2                 10       179
    Deposit processing                                                  158        157                474       462
    Other                                                               465        413              1,406     1,289
                                                                  ---------   --------          ---------  --------
           Total non-interest expense                                 2,946      2,646              9,196     9,674
                                                                  ---------   --------          ---------  --------
(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE                    (1,083)       773                358     2,497
INCOME TAX (BENEFIT) EXPENSE                                           (470)       146               (190)      501
                                                                  ---------   --------          ---------  --------

NET (LOSS) INCOME                                                 $    (613)  $    627          $     548  $  1,996
                                                                  =========   ========          =========  ========

BASIC EARNINGS (LOSS) PER COMMON SHARE                            $   (0.33)  $   0.34          $    0.30  $   1.09
                                                                  =========   ========          =========  ========

DILUTED EARNINGS (LOSS) PER COMMON SHARE                          $  ( 0.32)  $   0.32          $    0.30  $   1.02
                                                                  =========   ========          =========  ========

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (dollars in thousands)

                                                                    Employee                Accumulated    Retained
                                                        Additional   stock                     other      earnings-       Total
                                               Common     paid-in   ownership  Treasury    comprehensive  partially   stockholders'
                                               stock     capital      plan      stock         income      restricted     equity
                                              --------  ----------  ---------  ---------   -------------  ----------  -------------
BALANCE AT OCTOBER 1, 2004                    $     14  $   13,622  $  (3,189) $ (11,913)  $       1,734  $   29,430  $      29,698
Net income                                          --          --         --         --              --         548            548
Other comprehensive income, net of tax:
   Net unrealized loss on securities
     net of reclassification adjustment(1)          --          --         --         --            (768)         --           (768)
                                              --------  ----------  ---------  ---------   -------------  ----------  -------------
Comprehensive loss                                  --          --         --         --              --          --           (220)
                                              --------  ----------  ---------  ---------   -------------  ----------  -------------

Common stock acquired by stock benefit plans        --          --        (72)        --              --          --            (72)
ESOP stock committed to be released                 --          --         53         --              --          --             53
Excess of fair value above cost of
   ESOP shares committed to be released             --          40         --         --              --          --             40
Purchase of treasury stock                          --          --         --       (110)             --          --           (110)
Exercise of stock options                           --        (767)        --      1,415              --          --            648
Dividends - $.33 per share                          --          --         --         --              --        (604)          (604)
                                              --------  ----------  ---------  ---------   -------------  ----------  -------------
BALANCE AT JUNE  30, 2005                     $     14  $   12,895  $  (3,208) $ (10,608)  $         966  $   29,374  $      29,433
                                              ========  ==========  =========  =========   =============  ==========  =============

BALANCE AT OCTOBER 1, 2003                    $     14  $   13,443  $    (830) $ (11,378)  $       3,069  $   28,070  $      32,388
Net income                                          --          --         --         --              --       1,996          1,996
Other comprehensive income, net of tax:
   Net unrealized loss on securities
     net of reclassification adjustment(1)          --          --         --         --          (2,912)         --         (2,912)
                                              --------  ----------  ---------  ---------   -------------  ----------  -------------

Comprehensive loss                                  --          --         --         --              --          --           (916)
                                              --------  ----------  ---------  ---------   -------------  ----------  -------------

Common stock acquired by stock benefit plans        --          --     (2,359)        --              --          --         (2,359)
ESOP shares committed to be released                --          --        213         --              --          --            213
Excess of fair value above cost of
   ESOP shares committed to be released             --         407         --         --              --          --            407
Purchase of treasury stock                          --          --         --     (1,339)             --          --         (1,339)
Exercise of stock options                           --        (366)        --        783              --          --            417
Dividends - $.33 per share                          --          --         --         --              --        (631)          (631)
                                              --------  ----------  ---------  ---------   -------------  ----------  -------------
BALANCE AT JUNE 30, 2004                      $     14  $   13,484  $  (2,976) $ (11,934)  $         157  $   29,435  $      28,180
                                              ========  ==========  =========  =========   =============  ==========  =============

-------------
(1)   Disclosure of reclassification amount, net of tax:

                                                                                  June 30,
                                                                            ---------------------
                                                                              2005        2004
                                                                            --------    ---------
Net unrealized depreciation arising during the period                       $ (1,124)   $  (3.883)
Less: reclassification adjustment for net gains included in net income
     (net of tax of $183 and $500, respectively)                                 356          971
                                                                            --------    ---------
Net unrealized loss on securities                                           $   (768)   $  (2,912)
                                                                            ========    =========


See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                                                       Nine months ended
                                                                                                            June 30,
                                                                                                     ----------------------
                                                                                                       2005          2004
                                                                                                     --------      --------
OPERATING ACTIVITIES:
     Net income                                                                                      $    548      $  1,996
     Adjustments to reconcile net income to net cash provided by (used in) operating activities:
       Provision for depreciation and amortization                                                        398           361
       Amortization of premiums and discounts                                                             395           418
       Increase in cash surrender value of life insurance                                                (566)         (647)
       (Gain) loss on sales of:
           Loans held for sale                                                                            (66)          (43)
           Investment securities                                                                         (539)       (1,475)
           Mortgage-related securities                                                                     --             4
           Real estate owned                                                                                3            --
           Provision for loan losses                                                                    1,735           225
       Amortization of ESOP                                                                                93           620
       Changes in assets and liabilities which provided (used) cash:
           Origination of loans held for sale                                                         (10,659)       (7,577)
           Loans sold in the secondary market                                                          10,807         7,732
           Accrued interest receivable                                                                    (12)           58
           Prepaid expenses and other assets                                                            7,684         1,620
           Accrued interest payable                                                                       116           (57)
           Accounts payable and accrued expenses                                                        1,732          (572)
                                                                                                     --------      --------
               Net cash provided by operating activities                                               11,669         2,663
                                                                                                     --------      --------

INVESTING ACTIVITIES:
     Loans originated                                                                                 (96,703)      (96,600)
     Purchases of:
       Mortgage-related securities available for sale                                                 (38,890)      (20,210)
       Investment securities available for sale                                                        (7,700)       (3,716)
       Mortgage-related securities held to maturity                                                   (18,591)      (34,991)
     Redemption (purchase) of FHLB stock                                                                1,109          (670)
     Insurance proceeds on real estate owned                                                               29            --
     Proceeds from sales of real estate owned                                                             252           335
     Proceeds from sales of investment and mortgage-related securities                                 26,523         9,474
     Principal collected on loans                                                                      95,806        89,353
     Proceeds from maturities, calls, or repayments of:
       Investment securities available for sale                                                           687         9,277
       Mortgage-related securities available for sale                                                  18,912        33,222
       Mortgage-related securities held to maturity                                                     6,136         2,472
       Investment securities held to maturity                                                           1,000            --
     Purchase of property and equipment                                                                  (985)         (631)
                                                                                                     --------      --------
               Net cash used in investing activities                                                  (12,415)      (12,685)
                                                                                                     --------      --------

FINANCING ACTIVITIES:
     Net increase (decrease) in deposit accounts                                                       13,480       (12,741)
     Net (decrease) increase in FHLB advances                                                         (15,644)       21,512
     Common stock acquired by ESOP                                                                        (72)       (2,359)
     Net increase in advances from borrowers for taxes and insurance                                    2,271         2,015
     Exercise of stock options                                                                            648           417
     Purchase of treasury stock                                                                          (110)       (1,339)
     Cash dividends                                                                                      (604)         (631)
                                                                                                     --------      --------
           Net cash (used in) provided by financing activities                                            (31)        6,874
                                                                                                     --------      --------
DECREASE IN CASH AND CASH EQUIVALENTS                                                                    (777)       (3,148)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                       17,975        21,190
                                                                                                     --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                           $ 17,198      $ 18,042
                                                                                                     ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
     Cash payments for interest on deposits and borrowings                                           $ 11,479      $ 11,049
     Transfer of loans held for sale to loan portfolio                                                     --         4,186
     Transfers of loans receivable into real estate owned                                                  --           153
     Cash payments of income taxes                                                                        300           130

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

      The results of operations for the three and nine month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2005 or any other period. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Form 10-K for the year ended September 30, 2004.

2.    INVESTMENT SECURITIES

      The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

                                                               June 30, 2005
                                   -------------------------------------------------------------------
                                                           Gross            Gross
                                     Amortized          Unrealized        Unrealized       Approximate
                                       Cost                Gain              Loss           Fair Value
                                   -------------        ----------        ----------       -----------
Available for Sale:
   U.S. Government bonds
       Less than 1 year            $       1,699        $       --        $       (5)      $     1,694
       5 -10 years                         1,997                 1                --             1,998
   Municipal obligations
       5 to 10 years                         130                 4                --               134
       Over 10 years                      12,632               445                --            13,077
   Corporate bonds
       Less than 1 year                    1,000                 5                --             1,005
       1 to 5 years                        1,000                93                --             1,093
       5 to 10 years                       2,000                --               (19)            1,981
       Over 10 years                       7,998               377               (19)            8,356
   Asset-backed securities
       1 to 5 years                          731                 4                --               735
   Mutual funds                           14,009                --              (329)           13,680
   Other equity investments                1,756             1,902               (31)            3,627
                                   -------------        ----------        ----------       -----------

                Total              $      44,952        $    2,831        $     (403)      $    47,380
                                   =============        ==========        ==========       ===========

Held to Maturity:
   Municipal obligations
       5 to 10 years               $       3,259        $       70        $      (--)      $     3,329
   Corporate bonds
       Less than 1 year                    1,012                --                (4)            1,008
                                   -------------        ----------        ----------       -----------

            Total                  $       4,271        $       70        $       (4)      $     4,337
                                   =============        ==========        ==========       ===========

      The table below sets forth investment securities which have an unrealized loss position as of June 30, 2005.

                       Less than 12 Months  12 Months or Longer         Total
                       -------------------  -------------------  --------------------
                        Fair    Unrealized   Fair    Unrealized    Fair    Unrealized
                        Value     Losses     Value     Losses      Value     Losses
                       -------  ----------  -------  ----------  --------  ----------
U.S. Government and
  Agency bonds         $ 1,694  $       (5) $    --  $       --  $  1,694  $       (5)
Municipal
  obligations               --          --       --          --        --          --
Corporate bonds          4,090         (42)      --          --     4,090         (42)
Mutual funds                --          --   13,680        (329)   13,680        (329)
Equity investments         546         (31)      --          --       546         (31)
                       -------  ----------  -------  ----------  --------  ----------

Total                  $ 6,330  $      (78) $13,680  $     (329) $ 20,010  $     (407)
                       -------  ----------  -------  ==========  ========  ==========

      At June 30, 2005, investment securities in a gross unrealized loss position for twelve months or longer consisted of shares in mutual funds that at such date had an aggregate depreciation of 2.4% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of June 30, 2005 represents an other-than-temporary impairment.

      The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

                                                       September 30, 2004
                                     --------------------------------------------------
                                                    Gross        Gross
                                     Amortized    Unrealized   Unrealized   Approximate
                                       Cost          Gain         Loss      Fair Value
                                     ---------    ----------   ----------   -----------
Available for Sale:
  U.S. Government and agency bonds
     1 to 5 years                    $  14,694    $       --   $     (199)  $    14,495
  Municipal obligations
     5 to 10 years                         130             6           --           136
     Over 10 years                      11,833           412           --        12,245
  Corporate bonds
     Less than 1 year                    1,000            43           --         1,043
     1 to 5 years                        4,968           479           --         5,447
     5 to 10 years                       2,000            --           (5)        1,995
     Over 10 years                       5,341           248           --         5,589
  Asset-backed securities
     1 to 5 years                        1,189             8           --         1,197
  Mutual funds                          14,009            --         (205)       13,804
  Preferred stocks                       3,900            --           --         3,900
  Other equity investments               1,755         2,009           --         3,764
                                     ---------    ----------   ----------   -----------

       Total                         $  60,819    $    3,205   $     (409)  $    63,615
                                     =========    ==========   ==========   ===========

Held to Maturity:
  Municipal obligations
     5 to 10 years                   $   3,260    $       50   $       --   $     3,310
  Corporate bonds
     Less than 1 year                    1,002            21           --         1,023
     1 to 5 years                        1,025            12           --         1,037
                                     ---------    ----------   ----------   -----------

       Total                         $   5,287    $       83   $       --   $     5,370
                                     =========    ==========   ==========   ===========

3.    MORTGAGE-RELATED SECURITIES

      Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                            June 30, 2005
                                          --------------------------------------------------
                                                         Gross        Gross
                                          Amortized    Unrealized   Unrealized   Approximate
                                            Cost          Gain         Loss      Fair Value
                                          ---------    ----------   ----------   -----------
Available for Sale:
    FHLMC pass-through certificates       $   4,926    $        5   $      (79)  $     4,852
    FNMA pass-through certificates           48,683           165         (460)       48,388
    GNMA pass-through certificates            4,262            15          (34)        4,243
    Collateralized mortgage obligations      56,464            66         (642)       55,888
                                          ---------    ----------   ----------   -----------

        Total                             $ 114,335    $      251   $   (1,215)  $   113,371
                                          =========    ==========   ==========   ===========

Held to Maturity:
    FHLMC pass-through certificates       $  18,193    $       17   $     (188)  $    18,022
    FNMA pass-through certificates           31,131            26         (254)       30,903
    Collateralized mortgage obligations         358            --           (3)          355
                                          ---------    ----------   ----------   -----------

        Total                             $  49,682    $       43   $     (445)  $    49,280
                                          =========    ==========   ==========   ===========

      The table below sets forth mortgage-related securities which have an unrealized loss position as of June 30, 2005.

                       Less than 12 Months   12 Months or Longer         Total
                       --------------------  -------------------  --------------------
                        Fair     Unrealized   Fair    Unrealized    Fair    Unrealized
                        Value      Losses     Value     Losses      Value     Losses
                       --------  ----------  -------  ----------  --------  ----------
Pass-through
  certificates         $ 66,649  $     (663) $17,276  $     (352) $ 83,925  $   (1,015)
Collateralized
  mortgage
  obligations            34,421        (346)  13,421        (299)   47,842        (645)
                       --------  ----------  -------  ----------  --------  ----------
Total                  $101,070  $   (1,009) $30,697  $     (651) $131,767  $   (1,660)
                       ========  ==========  =======  ==========  ========  ==========

      At June 30, 2005, mortgage-related securities in a gross unrealized loss position for twelve months or longer consist of 18 securities having an aggregate depreciation of 2.1% from the Company's amortized cost basis. Management does not believe any individual unrealized loss as of June 30, 2005 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and private institutions. The majority of the unrealized losses associated with mortgage-related securities are primarily attributable to changes in interest rates and not from the deterioration of the creditworthiness of the issuer.

      Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                            September 30, 2004
                                          --------------------------------------------------
                                                         Gross        Gross
                                          Amortized    Unrealized   Unrealized   Approximate
                                            Cost          Gain         Loss      Fair Value
                                          ---------    ----------   ----------   -----------
Available for Sale:

    FHLMC pass-through certificates      $    5,838    $       15   $      (42)  $     5,811
    FNMA pass-through certificates           42,805           259         (203)       42,861
    GNMA pass-through certificates            1,250            20           --         1,270
    Collateralized mortgage obligations      47,895           141         (358)       47,678
                                         ----------    ----------   ----------   -----------

        Total                            $   97,788    $      435   $     (603)  $    97,620
                                         ==========    ==========   ==========   ===========

Held to Maturity:

    FHLMC pass-through certificates      $   16,226    $       85   $     (101)  $    16,210
    FNMA pass-through certificates           20,613            74         (106)       20,581
    Collateralized mortgage obligations         524            --           (3)          521
                                         ----------    ----------   ----------   -----------

        Total                            $   37,363    $      159   $     (210)  $    37,312
                                         ==========    ==========   ==========   ===========

4.    LOANS RECEIVABLE

      Loans receivable consist of the following:

                                         June 30,      September 30,
                                           2005            2004
                                         ----------    ----------
Real estate loans:
     Single-family                       $  153,164    $   163,907
     Construction and land                   35,380         38,078
     Multi-family and commercial             72,469         64,509
     Home equity and lines of credit         46,082         43,621
Consumer loans                                1,490          1,471
Commercial loans                             11,395         10,624
                                         ----------    -----------
     Total loans                            319,980        322,210
Loans in process                            (12,766)       (15,807)
Allowance for loan losses                    (3,471)        (2,039)
Deferred loan fees                             (185)          (116)
                                         ----------    -----------

Loans receivable - net                   $  303,558    $   304,248
                                         ==========    ===========

      At June 30, 2005 and September 30, 2004, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $4,796 and $2,033, respectively. At June 30, 2005, non-performing loans primarily consisted of single-family residential mortgage loans aggregating $767, commercial real estate loans aggregating $3,837 and home equity lines of credit totaling $167.

      At June 30, 2005 and September 30, 2004, the Company had impaired loans with a total recorded investment of $3,837 and $0, respectively. Interest income of $39 was recognized on these impaired loans during the nine months ended June 30, 2005. Interest income of approximately $227 was not recognized as interest income due to the non-accrual status of loans for the nine months ended June 30, 2005.

The following is an analysis of the allowance for loan losses:

                                   Nine Months Ended
                                       June 30,
                               ------------------------
                                  2005          2004
                               ----------    ----------
Balance beginning of period    $    2,039    $    1,986
Provisions charged to income        1,735           225
Charge-offs                          (303)         (150)
Recoveries                             --            68
                               ----------    ----------
Total                          $    3,471    $    2,129
                               ==========    ==========

The Company has identified the evaluation of the allowance for loan losses as a critical accounting estimate where amounts are sensitive to material variation. The Company is constantly challenging the methodology, conducting assessments and redefining the process to determine the appropriate level of allowance for loan losses. Critical accounting estimates are significantly affected by management's judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonable, conditions or assumptions. The allowance for loan losses is considered a critical accounting estimate because there is a large degree of judgment in (i) assigning individual loans to specific risk levels (pass, special mention, substandard, doubtful and loss), (ii) valuing the underlying collateral securing the loans, (iii) determining the appropriate reserve factor to be applied to specific risk levels for criticized and classified loans (special mention, substandard, doubtful and loss) and (iv) determining reserve factors to be applied to pass loans based upon loan type. Management reviews the allowance for loan losses generally on a monthly basis, but at least quarterly. To the extent that loans change risk levels, collateral values change or reserve factors change, the Company may need to adjust its provision for loan losses which would impact earnings. In this framework, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included, among other things, in these qualitative factors are past loss experience, type and volume of loans, changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries, national and local economic conditions, concentrations of credit, and the effect of external factors on the level of estimated credit losses in the current portfolio.

The determination of the allowance for loan losses requires management to make significant estimates with respect to the amounts and timing of losses and market and economic conditions. Accordingly, a decline in the economy could increase loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. The Company will continue to monitor and adjust its allowance for loan losses through the provision for loan losses as economic conditions and other factors dictate. Although the Company maintains its allowance for loan losses at levels considered adequate to provide for the amount of known and inherent loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determination as to the amount of its allowance for loan losses is subject to review by the Bank's primary regulator, the Office of Thrift Supervision (the "OTS"), as part of its examination process, which may require the recognition of an adjustment to the allowance for loan losses based on its judgment of information available to it at the time of its examination. To the extent that actual outcomes differ from management's estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

For the three and nine months ended June 30, 2005, the Company recorded a provision of $1,645 and $1,735, respectively.

5.    DEPOSITS

      Deposits consist of the following major classifications:

                                         June 30,            September 30,
                                           2005                  2004
                                   -------------------    -------------------
                                    Amount     Percent     Amount     Percent
                                   --------    -------    --------    -------
Non-interest bearing               $ 19,825       5.5%    $ 21,046       6.1%
Interest bearing:
         NOW                         70,345      19.6       55,864      16.2
         Passbook                    50,891      14.2       51,371      14.9
         Money market demand         50,262      14.0       51,682      15.0
         Certificates of deposit    167,037      46.7      164,917      47.8
                                   --------     -----     --------     -----
Total                              $358,360     100.0%    $344,880     100.0%
                                   ========     =====     ========     =====

6.    EARNINGS PER SHARE

      Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. All dilutive shares consist of options the exercise price of which is lower than the market price of the common stock covered thereby at the dates presented. At June 30, 2005, anti-dilutive shares consisted of options covering 408 shares. No anti-dilutive shares existed at June 30, 2004.

      The calculated basic and diluted earnings per share ("EPS") is as follows:

                                 For the Three Months Ended     For the Nine Months Ended
                                           June 30,                      June 30,
                                ----------------------------   ---------------------------
                                    2005            2004           2005           2004
                                ------------    ------------   ------------   ------------
Numerator - Net (loss) income   $       (613)   $        627   $        548   $      1,996
Denominators:
   Basic shares outstanding        1,874,143       1,835,609      1,827,849      1,831,822
   Effect of dilutive shares          38,636         120,546         18,472        121,281
                                ------------    ------------   ------------   ------------
   Diluted shares outstanding      1,912,779       1,956,155      1,846,321      1,953,103
                                ============    ============   ============   ============
EPS:
   Basic                        $      (0.33)   $       0.34   $       0.30   $       1.09
   Diluted                      $      (0.32)   $       0.32   $       0.30   $       1.02

7.    STOCK-BASED COMPENSATION

      The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options and, accordingly, no compensation expense has been recognized in the financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its stock options in accordance with the fair value method in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net (loss) income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                      Three Months Ended         Nine Months Ended
                                                           June 30,                  June 30,
                                                   ------------------------   -----------------------
                                                      2005          2004         2005         2004
                                                   ----------    ----------   ----------   ----------
Net (loss) income, as reported                     $     (613)   $      627   $      548   $    1,996
Less: Total stock-based employee compensation
      expense determined under fair value method
      for all options, net of tax                           4             5           12           15
                                                   ----------    ----------   ----------   ----------

Pro forma net (loss) income                        $     (617)   $      622   $      536   $    1,981
                                                   ==========    ==========   ==========   ==========

(Loss) earnings per share:

   Basic - as reported                             $    (0.33)   $     0.34   $     0.30   $     1.09

   Basic - pro forma                               $    (0.33)   $     0.34   $     0.29   $     1.08

   Diluted - as reported                           $    (0.32)   $     0.32   $     0.30   $     1.02

   Diluted - pro forma                             $    (0.32)   $     0.32   $     0.29   $     1.01

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123(R)). This Statement revises SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method). The provisions of SFAS 123(R) were to be effective for the Company's financial statements issued for the first interim period beginning after June 15, 2005. However, the SEC in April 2005 amended the compliance dates such that SFAS 123(R) becomes effective at the beginning of the fiscal year that begins after June 15, 2005. Accordingly, the Company will adopt SFAS 123(R) on October 1, 2005 and plans to use the modified prospective method. In management's opinion, the impact of adopting SFAS 123(R) will be generally consistent with the impact disclosed above pursuant to the pro forma disclosure requirements of SFAS No. 123.

8.    RECENT ACCOUNTING PRONOUNCEMENTS

      In March 2004, the FASB Emerging Issues Task Force ("EITF") reached a consensus regarding EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of this Issue has been delayed by FASB Staff Position ("FSP") EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," posted September 30, 2004. On June 29, 2005, the Board decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1," as final. The final FSP will supersede EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The final FSP (retitled FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments") will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", SEC Staff Accounting Bulletin No. 59, "Accounting for Noncurrent Marketable Equity Securities", and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

      The Board decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Board directed the staff to proceed to a draft of a final FSP for vote by written ballot.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In addition to historical information, this Quarterly Report on Form 10-Q includes certain "forward-looking statements" based on management's current expectations. The actual results of First Keystone Financial, Inc. (the "Company") could differ materially, as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, from management's expectations. Such forward-looking statements include statements regarding management's current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Company's control. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, availability and cost of energy resources and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees.

      The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made.

      GENERAL

      The Company is a Pennsylvania corporation and sole shareholder of First Keystone Bank, a federally chartered stock savings bank (the "Bank"), which converted to the stock form of organization in January 1995. The Bank is a community oriented bank emphasizing customer service and convenience. The Bank's primary business is attracting deposits from the general public and using those funds together with other available sources of funds, primarily borrowings, to originate loans. The Bank's management remains focused on its long-term strategic plan to continue to shift its composition of its loan portfolio towards commercial and multi-family real estate, commercial business, construction and home equity loans and lines of credit in order to provide a higher yielding portfolio with generally shorter terms and/or bearing adjustable interest rates.

      CRITICAL ACCOUNTING POLICIES

      The Company has identified the evaluation of the allowance for loan losses as a critical accounting estimate where amounts are sensitive to material variation. The Company is constantly challenging the methodology, conducting assessments and redefining the process to determine the appropriate level of allowance for loan losses. Critical accounting estimates are significantly affected by management's judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonable, conditions or assumptions. The allowance for loan losses is considered a critical accounting estimate because there is a large degree of judgment in (i) assigning individual loans to specific risk levels (pass, special mention, substandard, doubtful and loss), (ii) valuing the underlying collateral securing the loans, (iii) determining the appropriate reserve factor to be applied to specific risk levels for criticized and classified loans (special mention, substandard, doubtful and loss) and (iv) determining reserve factors to be applied to pass loans based upon loan type. Management reviews the allowance for loan losses generally on a monthly basis, but at least quarterly. To the extent that loans change risk levels, collateral values change or reserve factors change, the Company may need to adjust its provision for loan losses which would impact earnings. In this framework, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included, among other things, in these qualitative factors are past loss experience, type and volume of loans, changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries, national and local economic conditions, concentrations of credit, and the effect of external factors on the level of estimated credit losses in the current portfolio.

      The determination of the allowance for loan losses requires management to make significant estimates with respect to the amounts and timing of losses and market and economic conditions. Accordingly, a decline in the economy could increase loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. The Company will continue to monitor and adjust its allowance for loan losses through the provision for loan losses as economic conditions and other factors dictate. Although the Company maintains its allowance for loan losses at levels considered adequate to provide for the amount of known and inherent loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determination as to the amount of its allowance for loan losses is subject to review by the Bank's primary regulator, the Office of Thrift Supervision (the "OTS"), as part of its examination process, which may require the recognition of an adjustment to the allowance for loan losses based on its judgment of information available to it at the time of its examination. To the extent that actual outcomes differ from management's estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

      COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2005 AND SEPTEMBER 30, 2004

      Total assets of the Company increased $1.7 million from $571.9 million at September 30, 2004 to $573.6 million at June 30, 2005. The mortgage-related securities held to maturity increased by $12.3 million from $37.3 million at September 30, 2004 mainly due to implementation of the Company's asset-liability strategy of reinvesting a portion of the proceeds from the sale of investment securities available for sale into the held to maturity portfolio in order to minimize volatility of the Company's equity in the future as market rates of interest shift. In addition, mortgage-related securities available for sale increased $15.8 million, or 16.1%, from $97.6 million mainly due to the reinvestment of cash flows from the loan portfolio. Although loans receivable decreased slightly to $303.6 million at June 30, 2005, the Company continued to increase its percentage of its portfolio consisting of commercial real estate loans and home equity loans and lines of credit, partially offset by a decrease in single-family residential loans. Prepaid expenses and other assets decreased $7.7 million primarily due to funds received for settlement of sales of securities. Deposits increased $13.5 million, or 3.9%, from $344.9 million at September 30, 2004 to $358.4 million at June 30, 2005, while borrowings decreased $15.6 million, or 9.1%, from $171.1 million at September 30, 2004. The increase in deposits resulted from an increase of $11.4 million, or 6.3%, in core deposits (which consist of passbook, money market, NOW and non-interest bearing accounts) combined with an increase of $2.1 million, or 1.3%, in certificates of deposit. The growth in deposits was attributable to the Company's commitment to focus on business development and aggressively pursue those relationships.

      Stockholders' equity decreased $265,000 to $29.4 million at June 30, 2005 primarily due to the reduction in accumulated other comprehensive income of $768,000, the cost of repurchasing 4,900 shares of common stock and dividend payments totaling $604,000, partially offset by net income of $548,000 as well as a $648,000 increase in equity resulting from the exercise of stock options during the nine months ended June 30, 2005.

      COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2005 AND 2004

      NET (LOSS) INCOME.

      The Company incurred a net loss for the quarter ended June 30, 2005 of $(613,000), or $(0.32) per diluted share, as compared to net income of $627,000, or $.32 per diluted share, for the quarter ended June 30, 2004. Net income for the nine months ended June 30, 2005 was $548,000, or $.30 per diluted share, a decrease of $1.4 million as compared to $2.0 million, or $1.02 per diluted share, for the same period in 2004. The primary reason for the significant decline in the 2005 periods was the $1.6 million provision for loan losses during the third quarter of fiscal 2005. See "- Provision for Loan Losses."

      NET INTEREST INCOME.

            Net interest income decreased slightly by $94,000, or 3.2%, to $2.8 million and increased slightly by $18,000, or 0.2%, to $8.6 million for the three and nine months ended June 30, 2005, respectively, compared to the same periods in 2004. The decrease for the third quarter of 2005 was primarily due to a $377,000, or 10.5%, increase in interest expense which was partially offset by an increase in interest income of $283,000, or 4.4%, for the three months ended June 30, 2005, respectively. The $18,000 increase in net interest income for the nine months ended June 30, 2005, was primarily due to an increase in interest income of $621,000, or 3.2%, for the nine months ended June 30, 2005, respectively, which was partially offset by a $603,000, or 5.5%, increase in interest expense during such period. The average balance of interest-earning assets increased $7.7 million and $10.3 million for the three and nine months ended June 30, 2005, respectively, as compared to the same periods in 2004. Calculated on a tax-equivalent basis, the weighted average yield earned on interest-earning assets for the three months ended June 30, 2005 increased 14 basis points to 5.12% compared to the 2004 period and 5 basis points to 5.09% for the nine months ended June 30, 2005. However, offsetting such improvements in the yield were increases in the weighted average rate paid on interest-bearing liabilities. The weighted average rate paid on such liabilities increased 25 basis points to 2.98% during the three months ended June 30, 2005 from 2.73% for the same period in the prior fiscal year and 9 basis points to 2.90% for the nine months ended June 30, 2005 as compared to 2.81% for the nine months ended June 30, 2004. The increases in the cost of funds were primarily a result of the upwards repricing of certificates of deposit, money market accounts and floating rate debt due to increases in market rates of interest which outpaced the increases in the yield on interest-earning assets. In addition, net interest expense was affected by an increase in the average balance of interest-bearing liabilities of $6.6 million and $10.7 million for the three and nine months ended June 30, 2005, respectively, as compared to the same periods in 2004.

      The following tables present the average balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three and nine months ended June 30, 2005 and 2004. The adjustment of tax exempt securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information. Management believes that it is a practice followed by many institutions in the banking industry to present net interest margin, net interest rate spread and net interest income on a fully tax equivalent basis when a significant proportion of interest-earning assets are tax-free. Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons. A GAAP reconciliation is included below.

                                                                  FOR THE THREE MONTHS ENDED
                                            -----------------------------------------------------------------------
                                                      JUNE 30, 2005                         JUNE 30, 2004
                                            ----------------------------------     --------------------------------
                                                                      Average                              Average
                                             Average                   Yield/       Average                 Yield/
(Dollars in thousands)                       Balance     Interest     Cost(4)       Balance    Interest    Cost(4)
                                            ---------   ---------   ----------     ---------   --------   ---------
Interest-earning assets:
   Loans receivable(1) (2)                  $ 304,240   $   4,446         5.85%    $ 296,824   $  4,331        5.84%
   Mortgage-related securities(2)             163,818       1,662         4.06       141,377      1,327        3.75
   Investment securities(2)                    57,514         723         5.03        80,378        917        4.56
   Other interest-earning assets               11,802          41         1.39        11,091         17        0.61
                                            ---------   ---------                  ---------   --------
      Total interest-earning assets           537,374   $   6,872         5.12       529,670   $  6,592        4.98
                                            ---------   ---------   ----------     ---------   --------   ---------
Non-interest-earning assets                    32,008                                 34,104
                                            ---------                              ---------
   Total assets                             $ 569,382                              $ 563,774
                                            =========                              =========
Interest-bearing liabilities:
   Deposits                                 $ 357,629   $   1,625         1.82     $ 347,979   $  1,405        1.62
   FHLB advances and other borrowings         153,418       1,888         4.92       156,429      1,763        4.51
   Junior subordinated debentures              21,535         450         8.36        21,572        418        7.75
                                            ---------   ---------                  ---------   --------

      Total interest-bearing liabilities      532,582       3,963         2.98       525,980      3,586        2.73
                                            ---------   ---------   ----------     ---------   --------   ---------
Interest rate spread                                                      2.14%                                2.25%
                                                                    ==========                            =========
Non-interest-bearing liabilities                7,105                                  6,715
                                            ---------                              ---------
   Total liabilities                          539,687                                532,695
Stockholders' equity                           29,695                                 31,079
                                            ---------                              ---------
Total liabilities and stockholders'
   equity                                   $ 569,382                              $ 563,774
                                            =========                              =========
Net interest-earning assets                 $   4,792                              $   3,690
                                            =========                              =========
Net interest income                                     $   2,909                              $  3,006
                                                        =========                              ========
Net interest margin(3)                                                    2.17%                                2.27%
                                                                    ==========                            =========
Ratio of average interest-earning assets
   to average interest-bearing liabilities                              100.90%                              100.70%
                                                                    ==========                            =========

---------------------

(1)   Includes non-accrual loans.

(2)   Includes assets classified as either available for sale or held for sale.

(3)   Net interest income divided by interest-earning assets.

(4)   Presented on a tax-equivalent basis.

                                                                  FOR THE NINE MONTHS ENDED
                                            ----------------------------------------------------------------------
                                                       JUNE 30, 2005                      JUNE 30, 2004
                                            ---------------------------------   ----------------------------------
                                                                     Average                              Average
                                             Average                  Yield/      Average                 Yield/
(Dollars in thousands)                       Balance    Interest     Cost(4)      Balance     Interest    Cost(4)
                                            -------     ---------   ---------   -----------   --------   --------
Interest-earning assets:

   Loans receivable(1) (2)                  $ 305,552   $  13,317        5.81%  $   293,283   $ 13,154        5.98%
   Mortgage-related securities(2)             153,983       4,615        4.00       135,129      3,852        3.80
   Investment securities(2)                    64,444       2,408        4.98        84,992      2,793        4.38
   Other interest-earning assets
                                               12,049         122        1.35        12,304         52        0.56
                                            ---------   ---------               -----------   --------

      Total interest-earning assets           536,028   $  20,462        5.09       525,708   $ 19,851        5.04
                                            ---------   ---------   ---------   -----------   --------   ---------
Non-interest-earning assets                    32,457                               31,592
                                            ---------                           -----------
   Total assets                             $ 568,485                           $   557,300
                                            =========                           ===========
Interest-bearing liabilities:

   Deposits                                 $ 348,445   $   4,551        1.74   $   348,451   $  4,481        1.71
   FHLB advances and other borrowings         162,720       5,716        4.68       151,941      5,265        4.62
   Junior subordinated debentures
                                               21,544       1,328        8.22        21,581      1,246        7.70
                                            ---------   ---------               -----------   --------
      Total interest-bearing liabilities      532,709      11,595        2.90       521,973     10,992        2.81
                                            ---------   ---------   ---------   -----------   --------   ---------

Interest rate spread                                                     2.19%                                2.23%
                                                                    =========                            =========
Non-interest-bearing liabilities                6,007                                 3,730
                                            ---------                           -----------
   Total liabilities                          538,716                               525,703
Stockholders' equity                           29,769                                31,597
                                            ---------                           -----------

Total liabilities and stockholders'
equity                                      $ 568,485                           $   557,300
                                            =========                           ===========
Net interest-earning assets                 $   3,319                           $     3,735
                                            =========                           ===========
Net interest income                                     $   8,867                             $  8,859
                                                        =========                             ========
Net interest margin(3)                                                   2.21%                                2.25%
                                                                    =========                            =========
Ratio of average interest-earning
     assets to average interest-bearing
     liabilities                                                       100.62%                              100.72%
                                                                    =========                            =========

---------------------

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

                                                              FOR THE THREE MONTHS ENDED
                                                 ---------------------------------------------------
                                                      JUNE 30, 2005               JUNE 30, 2005
                                                 ---------------------------------------------------
                                                               AVERAGE                     AVERAGE
(Dollars in thousands)                           INTEREST     YIELD/COST    INTEREST      YIELD/COST
                                                 ---------------------------------------------------
Investment securities - nontaxable                $  639        4.44%        $  829         4.13%
Tax equivalent adjustments                            84                         88
                                                  ------                     ------
Investment securities - nontaxable to
  a taxable equivalent yield                      $  723        5.03%        $  917         4.56%
                                                  ======                     ======

Net interest income                               $2,825                     $2,919
Tax equivalent adjustment                             84                         88
                                                  ------                     ------
Net interest income, tax equivalent               $2,909                     $3,007
                                                  ======                     ======
Net interest rate spread, no tax  adjustment                    2.08%                       2.18%
Net interest margin, no tax adjustment                          2.10%                       2.20%

                                                              FOR THE NINE MONTHS ENDED
                                                 ---------------------------------------------------
                                                      JUNE 30, 2005               JUNE 30, 2005
                                                 ---------------------------------------------------
                                                               AVERAGE                     AVERAGE
(Dollars in thousands)                           INTEREST     YIELD/COST    INTEREST      YIELD/COST
                                                 ---------------------------------------------------
Investment securities - nontaxable                $2,147        4.44%        $2,521         3.95%
Tax equivalent adjustments                           261                        272
                                                  ------                     ------
Investment securities - nontaxable to
  a taxable equivalent yield                      $2,408        4.98%        $2,793         4.38%
                                                  ======                     ======

Net interest income                               $8,606                     $8,588
Tax equivalent adjustment                            261                        272
                                                  ------                     ------
Net interest income, tax equivalent               $8,867                     $8,860
                                                  ======                     ======
Net interest rate spread, no tax  adjustment                    2.12%                       2.16%
Net interest margin, no tax adjustment                          2.14%                       2.18%

PROVISION FOR LOAN LOSSES.

The Company establishes provisions for loan losses, which are charges to its operating results, in order to maintain a level of total allowance for losses that management believes covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Management performs reviews generally on a monthly basis, but at least quarterly, in order to identify these known and inherent losses and to assess the overall collection probability for the loan portfolio. Management's reviews consist of a quantitative analysis by loan category, using historical loss experience, and consideration of a series of qualitative loss factors. For each primary type of loan, management establishes a loss factor reflecting our estimate of the known and inherent losses in each loan type using both the quantitative analysis as well as consideration of the qualitative factors. Management's evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the levels of charge-offs and recoveries, the levels of classified and special mention assets; prior loss experience, total loans outstanding, the volume of loan originations, the type, average size, terms and geographic location and concentration of loans held by the Company, the value and the nature of the collateral securing loans, the number of loans requiring heightened management oversight, general economic conditions, particularly as they relate to the Company's primary market area, and trends in market rates of interest. The amount of the allowance for loan losses is an estimate and actual losses may vary from these estimates. Furthermore, the Company's primary banking regulator periodically reviews the Company's allowance for loan losses as an integral part of the examination process. Such agency may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

For the three months ended June 30, 2005 and 2004, the provision for loan losses amounted to $1.6 million and $75,000, respectively, while for the nine months ended June 30, 2005 and 2004 the provision for loan losses amounted to $1.7 million and $225,000, respectively. The significant increase in the provision for loan losses reflected management's assessment of a number of factors, including, among other things, the significant increase in the level of the Company's non-performing loans including migration in the Company's classification of such assets in substandard, doubtful and special mention categories in the 2005 periods, the increased level of charge-offs, the changing composition of the commercial and multi-family real estate and commercial business loan portfolios as well as extensive discussions with the examination staff in connection with the recent examination of the Company by its primary banking regulator.

At June 30, 2005, non-performing assets increased to $5.7 million, or 1.0% of total assets, from $3.3 million at September 30, 2004. The increase in non-performing assets was primarily the result of a $3.6 million increase in non-performing commercial real estate loans, combined with $144,000 increase in single-family residential loans, partially offset by previously non-performing construction and home equity loans aggregating $770,000 and $76,000, respectively, returning to current status. Included in non-performing assets at June 30, 2005 was a $3.8 million non-accrual commercial real estate loan to one borrower secured by a restaurant in Chesapeake City, Maryland which loan was one of the primary reasons for the substantial increase in the provision for the third quarter of fiscal 2005. Although the Company received an updated appraisal of the property, upon review, during the quarter ended June 30, 2005, of a number of factors concerning the loan and the unique nature of the property, the Company determined to classify this loan as "doubtful" and establish a significant reserve related to it. The Company will continue its foreclosure proceedings and the borrower is currently marketing the property for sale.

Included in non-performing assets is $920,000 in real estate owned consisted primarily of one commercial real estate property. The Bank owns a 25% participation interest in an 18-hole golf course and a golf house located in Avondale, Pennsylvania. The lead lender collected $1.0 million from an easement agreement of which $250,000 represented the Bank's portion and reduced the book value of the property to $875,000. The golf facility is fully operational and continues to generate revenues. However, in connection with the operations of the facility, the Company incurred its representative share of expenses totaling approximately $0 and $150,000 for the three and nine months ended June 30, 2004. No operating expenses were incurred during the three and nine months ended June 30, 2005. In May 2004, the lead lender entered into an agreement of sale. Although the agreement of sale has expired, the prospective buyer is operating and incurring the operating costs of the facility under the expired agreement.

During the three months ended June 30, 2005, the Company also charged-off $243,000 related to a small commercial loan. In addition, the Company's portfolios of commercial and multi-family real estate and land loans, construction loans and commercial business loans, all of which generally are deemed to have higher levels of known and inherent losses than single-family residential mortgage loans, continued to grow in the aggregate, both in terms of total dollar amount and as a percentage of the Company's total loan portfolio, during the nine months ended June 30, 2005. Furthermore, the composition of the Company's commercial loan portfolio in particular, much of which is unseasoned, has shifted in recent periods with respect to the nature of the collateral for such loans and the type of borrower. Increasingly, such loans' primary collateral is not real estate but inventory and accounts receivables, collateral which is, among other things, difficult to value. The borrowers tend to be small businesses which are more susceptible to adverse changes in business conditions, including, for example, rising interest rates, since such rate changes result, due to the adjustable nature of the loans, in increased operating costs for such borrowers.

The coverage ratio, which is the ratio of the allowance for loan losses to non-performing loans, was 72.38% and 100.3% at June 30, 2005 and September 30, 2004, respectively, while the ratio of the allowance to gross loans was 1.13% and 0.67%, respectively, at such dates.

Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

NON-INTEREST INCOME.

Non-interest income increased $108,000 to $683,000 for the three months ended June 30, 2005 from the same period last year. The increase in non-interest income was primarily the result of a $92,000 increase in service charges and other fees due to additional fee-based deposit services implemented in the latter part of fiscal 2004. Non-interest income decreased $1.1 million to $2.7 million for the nine months ended June 30, 2005 by comparison to the same period last year. Non-interest income was substantially higher in the 2004 period due to gains on sale of investment securities which resulted in gains experienced in the 2004 period related to the gain on sale of equity securities of a company that was acquired. Non-interest income for the nine months ended June 30, 2004 also included $550,000 related to a non-recurring real estate fee. By comparison, gains during the 2005 period only amounted to $539,000 and there were no real estate fees. The increase in cash surrender value of life insurance was $565,000 for the nine months ended June 30, 2005 as compared to $628,000 for the same period in 2004. The reduced rate of increase in the cash surrender value related to a reduction in the appreciation in the value of equity securities which form the primary investment of certain insurance policies held by the Bank to fund certain supplemental retirement benefits. Partially offsetting such decreases was a $364,000 increase in service charges and other fees due to the implementation of additional fee-based deposit services.

NON-INTEREST EXPENSE.

Non-interest expense for the quarter ended June 30, 2005 increased $300,000, or 11.3%, from the same period last year primarily due to increases of $108,000, or 36.3%, $65,000, or 33.3%, $52,000, or 12.6% and $41,000, or 3.0% in occupancy and equipment, professional fees, other non-interest expense and salaries and employee benefits, respectively. The increase in occupancy and equipment was related to branch expansion in the first quarter of fiscal 2005 and increased costs relating to rent, maintenance and taxes. Professional fees increased due to the additional auditing and legal fees resulting from the increased regulatory requirements placed on financial institutions. The increase in non-interest expense was due to the implementation of a training program as well as increased general administrative expenses.

For the nine months ended June 30, 2005, non-interest expense decreased by $478,000, or 4.9%, primarily due to a decrease of $833,000, or 15.2%, in salary and employee benefits. The decrease was primarily the result of expenses recognized in the 2004 period in connection with the funding of a non-qualified supplemental retirement plan for certain executive officers and the prepayment of the outstanding balance of one of the loans to the ESOP. However, during fiscal 2005, such decreases were partially offset by a $379,000 increase in salary and employee benefit expense compared to the same period in the prior year due to merit increases, the hiring of additional personnel and retirement benefits. In addition, the decrease in non-interest expense was partially offset by increases of $227,000, or 24.6%, $110,000, or 16.2%, and $117,000, or 9.1%,
in occupancy and equipment, professional fees and other non-interest expenses, respectively, for the reasons described above. Furthermore, the decrease in non-interest expense was partially offset by an increase of $46,000 in data processing costs.

INCOME TAX EXPENSE.

Income tax expense decreased $616,000 and $691,000 from $146,000 and $500,000 to a benefit of $470,000 and $190,000 for the three and nine months ended June 30, 2005, respectively. The decrease for the three and nine months ended June 30, 2005 was primarily related to the decline in pre-tax income for such periods.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At June 30, 2005, the Company had short-term borrowings (due within one year or currently callable) outstanding of $155.0 million, all of which consisted of advances from the Federal Home Loan Bank of Pittsburgh.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to fund maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At June 30, 2005, total approved loan commitments outstanding amounted to $8.8 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $39.7 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2005 totaled $82.5 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

As of June 30, 2005, the Bank had regulatory capital which was in excess of applicable requirements. The Bank is required under applicable federal banking regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital to at least 8.1% of its risk-weighted assets. At June 30, 2005, the Bank had tangible capital and core capital equal to 8.1% of adjusted total assets and total capital equal to 15.0% of risk-weighted assets. As of June 30, 2005, the Bank met the requirements of a "well capitalized" institution under OTS regulatory framework for prompt corrective action.

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

The interest rate risk measures used by the OTS include an "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure." The "Post-Shock" NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low "Post-Shock" NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The "Sensitivity Measure" is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following sets forth the Bank's NPV as of June 30, 2005.

                                        Net Portfolio Value
                                      (Dollars in thousands)
--------------------------------------------------------------------------------------------------------
  Changes in                                                           Net
   Rates in                      Dollar       Percentage        Portfolio Value As
 Basis Points     Amount         Change         Change          a % of Assets           Change
--------------------------------------------------------------------------------------------------------
      300        $46,656       $(21,465)         (32)%               8.40%             (316) bp
                                                                     9.70              (179) bp
      100         62,707         (5,414)          (8)               10.84               (72) bp
        0         68,121             --           --                11.56                --
     (100)        68,231            110            0                11.46               (10) bp
     (200)        56,033        (12,088)         (18)                9.36              (220) bp

As of June 30, 2005, the Company's NPV was $68.1 million or 11.56% of the market value of assets. Following a 200 basis point decrease in interest rates, the Company's "post shock" NPV was $56.0 million or 9.36% of the market value of assets. The change in the NPV ratio or the Company's sensitivity measure was (2.20)%.

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

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

        No material changes in the legal proceedings previously disclosed in
        Item 3 "Legal Proceedings" of the Company's Annual Report on Form 10-K for the year ended September 30, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        (a)  - (b) Not applicable

        (c) The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

                              Total                        Total Number of          Maximum Number of
                             Number        Average       Shares Purchased as     Shares that May Yet Be
                            of Shares     Price Paid      Part of Publicly         Purchased Under the
      Period (1)            Purchased     per Share        Announced Plan                 Plan
-------------------------------------------------------------------------------------------------------
April 1-30, 2005                --            --                  --                     51,432

May 1-31, 2005                  --            --                  --                     51,432

June 1-30, 2005                 --            --                  --                     51,432

     Total                      --            --                  --                     51,432
                                                                                         ======

-------------------------
(1) On January 31, 2003, the Company announced its current program to repurchase up to 101,000 of shares of common stock of the Company. Subsequent to June 30, 2005, the Company decided to terminate the repurchase program based on the determination that due to the pricing of the common stock and the consideration of various other factors, the completion of the Company's repurchase program was not the best use of the Company's available funds.

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        (a)  None

        (b) No changes in procedures.

Item 6. Exhibits

        (a)  List of Exhibits

Exhibit No.    Description
----------     ---------------------------------------------------------------------------------
   3.1         Amended and Restated Articles of Incorporation of First Keystone Financial, Inc. 1

   3.2         Amended and Restated Bylaws of First Keystone Financial, Inc. 1

   4.1         Specimen Stock Certificate of First Keystone Financial, Inc. 1

   4.2         Instrument defining the rights of security holders **

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

----------------------------

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

(*) Consists of a management contract or compensatory plan

(**) The Company has no instruments defining the rights of holders of long-term debt where the amount of securities authorized under such instrument exceeds 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FIRST KEYSTONE FINANCIAL, INC.

Date: August 15, 2005                  By: /s/ Thomas M. Kelly
                                           ----------------------------------
                                       Thomas M. Kelly
                                       President and Chief Executive Officer

Date: August 15, 2005                  By: /s/ Rose M. DiMarco
                                           ----------------------------------
                                       Rose M. DiMarco
                                          Chief Financial Officer