Form 10-K
period 2005-09-30
FIRST KEYSTONE FINANCIAL INC
filed 2005-12-27
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-25328

                         FIRST KEYSTONE FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

               PENNSYLVANIA                                     23-2576479
       (State or other jurisdiction                          (I.R.S. Employer
    of incorporation or organization)                     Identification Number)

22 WEST STATE STREET, MEDIA, PENNSYLVANIA                          19063
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
           -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 126-2).

Yes       No   X
    -----    -----

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   X
    -----    -----

The aggregate market value of the shares of Common Stock of the Registrant issued and outstanding on December 12, 2005, which excludes 448,070 shares held by all directors and officers of the Registrant as a group, was approximately $33.5 million. This figure is based on the closing price of $21.23 per share of the Registrant's Common stock on March 31, 2005, the last business day of the Registrant's second fiscal quarter.

Number of shares of Common Stock outstanding as of December 12, 2005: 2,023,874

                       DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the definitive proxy statement for the 2006 Annual Meeting of Stockholders are incorporated into Part III.

                         FIRST KEYSTONE FINANCIAL, INC.
                                    FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005
                                      INDEX

                                                                            Page
                                                                            ----
PART I

Item 1.    Business                                                           1
Item 2.    Properties                                                        35
Item 3.    Legal Proceedings                                                 36
Item 4.    Submission of Matters to a Vote of Security Holders               36

PART II

Item 5.    Market for Registrant's Common Stock, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                 36
Item 6.    Selected Financial Data                                           37
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         39
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk        52
Item 8.    Financial Statements and Supplementary Data                       54
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures                                         84
Item 9A.   Controls and Procedures                                           84
Item 9B.   Other Information                                                 84

PART III

Item 10.   Directors and Executive Officers of the Registrant                84
Item 11.   Executive Compensation                                            84
Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                   85
Item 13.   Certain Relationships and Related Transactions                    85
Item 14.   Principal Accounting Fees and Services                            85

PART IV

Item 15.   Exhibits, Financial Statement Schedules                           85
           SIGNATURES                                                        88

                      [This page left blank intentionally]

PART I.

ITEM 1. BUSINESS.

GENERAL

     First Keystone Financial, Inc. (the "Company") is a Pennsylvania corporation and the sole shareholder of First Keystone Bank, a federally chartered stock savings bank (the "Bank"), which converted to the stock form of organization in January 1995. The only significant assets of the Company are the capital stock of the Bank, the Company's loan to its employee stock ownership plan, and various equity and other investments. See Note 18 of the Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2005 set forth in Item 8 hereof, "Financial Statements and Supplementary Data." The business of the Company primarily consists of the business of the Bank.

     During the fourth quarter of fiscal 2005, the Company implemented a deleveraging strategy in order to improve the Company's capital ratios, mitigate margin compression and enhance future earnings performance. The execution of the strategy resulted in a decline in total assets from $571.9 million at September 30, 2004 to $518.1 million at September 30, 2005. As part of the deleveraging strategy, the Company sold approximately $47.5 million of investment and mortgage-related securities with a weighted average yield of 3.97% resulting in a pre-tax gain of approximately $168,000. The proceeds from the sales were used to repay $20 million of Federal Home Loan Bank ("FHLB") fixed-rate convertible advances with a weighted average cost of approximately 5.44% and a final maturity of 2008 resulting in a pre-tax prepayment penalty charge of approximately $486,000. The remaining proceeds were utilized to repay approximately $26.0 million of floating-rate borrowings from the FHLB. At September 30, 2005, in large part due to the deleveraging strategy, the capital ratio increased 25 basis points to 5.44% from 5.19% at September 30, 2004. Likewise, the Bank's core capital ratio also showed improvement from 8.21% at the end of fiscal 2004 to 8.85% at September 30, 2005.

     The Bank is a community oriented bank emphasizing customer service and convenience. The Bank's primary business is attracting deposits from the general public and using those funds together with other available sources of funds, primarily borrowings, to originate loans. A substantial portion of the Bank's deposits are comprised of core deposits consisting of NOW, non-interest-bearing accounts, money market deposit accounts ("MMDA") and passbook accounts. Core deposits amounted to $176.6 million or 50.5% of the Bank's total deposits at September 30, 2005. The Bank's primary lending emphasis is the origination of loans secured by first and second liens on single-family (one-to-four units) residences located in Delaware and Chester Counties, Pennsylvania and to a lesser degree, Montgomery County, Pennsylvania and New Castle County, Delaware. The Bank originates residential first mortgage loans with either fixed and/or adjustable rates. Adjustable-rate loans are retained for the Bank's portfolio while fixed-rate loans are generally sold in the secondary market depending on the Bank's asset/liability strategy, cash flow needs and current market conditions. The Bank also originates for portfolio, due to their generally shorter terms, adjustable or variable interest rates and generally higher yields, loans secured by commercial and multi-family residential real estate properties located within the Bank's market area. The Bank's management continues to remain focused on implementation of its long-term strategic plan of shifting its loan composition toward commercial real estate and business loans, construction loans and home equity loans and lines of credit in order to provide a higher yielding portfolio with generally shorter terms. This effort to keep shorter term loans in portfolio resulted in a $5.5 million, or 51.4%, increase in the outstanding balances of commercial business loans as well as a $3.1 million, or 7.2%, increase in home equity loans and lines of credit at September 30, 2005, compared to the end of the previous fiscal year. Multi-family residential and commercial real estate loans amounted to $72.4 million or 22.6% of the total loan portfolio at September 30, 2005. The Bank has on occasion purchased loan participation interests in both residential and commercial real estate loans depending on market conditions and portfolio needs, although no such purchases have been made during the past several fiscal years.

     In addition to its deposit gathering and lending activities, the Bank invests in mortgage-related securities, which are issued or guaranteed by U.S. Government agencies and government sponsored or private enterprises, as well as U.S. Treasury and federal government agency obligations, corporate bonds and municipal obligations. At September 30, 2005, the Bank's mortgage-related securities (both available for sale and held to maturity) amounted to $114.2 million, or 22.0% of the Company's total assets, and investment securities (both available for sale and held to maturity) amounted to $41.3 million, or 8.0% of total assets.

MARKET AREA AND COMPETITION

     The Bank's primary market area is Delaware and Chester Counties, which are located in the southeastern corner of Pennsylvania between two prominent metropolitan areas - Philadelphia, Pennsylvania and Wilmington, Delaware. There is easy access to I-95, the Philadelphia International Airport and the Delaware River, and the Bank is fortunate to be located in such a desirable geographic area. New York City is just 92 miles away from the Bank's headquarters in Media, Pennsylvania, while Baltimore, Maryland and Washington, DC are only 80 miles and 127 miles away, respectively.

     Through an extensive highway and telecommunications network, Delaware County's economy is knitted tightly into a regional economy of more than 2.5 million workers. The most recent census lists Delaware County as having 14,394 business establishments, with most of the businesses in corporate and professional services, distributive services, and the manufacturing sector. This census also shows that Delaware County has a large, well-educated, and skilled labor force, and nearly one quarter of the County's population has earned a four-year college degree. In addition, Philadelphia's central location in the Northeast corridor, infrastructure, and other factors have made the Bank's market area attractive to many large corporate employers including, among others, Comcast Corp., Boeing, State Farm Insurance, United Parcel Service, PECO Energy, SAP America, Inc., and Wawa.

     The Philadelphia area economy is typical of many large northeastern cities where the traditional manufacturing-based economy has declined and been replaced by the service sector, including the health care market. Crozer/Keystone Health System, Mercy Health Corp., and Astra-Zeneca are among the larger health care employers within the Bank's market area. According to the Delaware County Chamber of Commerce, there is more than 65 degree-granting institutions in the Delaware Valley region, representing a higher density of colleges and universities than any other area in the United States. Delaware County also has one of the nation's lowest unemployment rates and one of the most active Chamber of Commerce Offices in the Commonwealth. In fact, the Delaware County Chamber of Commerce has been recognized by the U.S. Small Business Administration (Philadelphia District Office) for its accomplishments several times within the past few years.

     The population of Delaware County is reported at over half a million residents and is the fifth most populated county in the Commonwealth of Pennsylvania. Much of the growth and development continues to be in the western part of the county and adjacent Chester County. In the second calendar quarter of 2005, unemployment in Chester County was extremely low - at 3.6% - compared to the rest of the Commonwealth, which was at an average of 5.0%. The Bank continues to benefit from this growth as its Chester Heights branch, situated in a prime location in Western Delaware County, has exceeded the Company's deposit and consumer loan projections year after year. Chester County's growth rate is expected to increase even further in the next decade, and some of the communities in Chester County that are experiencing the most rapid growth - East Marlborough Township, New Garden Township and East Goshen - surround the Bank's Chester County branch. As a result of the anticipated growth, in fiscal 2004, the Bank expanded its Willowdale branch to a full-service free-standing branch, which has provided it with greater visibility and helped increase growth in core deposits.

     The Bank experiences strong competition for real estate loans, principally from other savings associations, commercial banks, and mortgage-banking companies. The Bank competes for these and other loans primarily through the interest rates and loan fees it charges, the efficiency and quality of the services it provides borrowers, and the convenient locations of its branch office network. Recognizing that convenience, as it relates to branch locations, is still a primary motivator in attracting new deposits, the Bank completed construction of its eighth full-service free-standing branch during the first quarter of fiscal 2005. This branch is located on a corner commercial property in Aston Township, Delaware County, which is a densely populated area in the heart of the Bank's marketplace. The building's design was carefully integrated into our corporate branding strategy and complements our Chester Heights and Willowdale branches in both look and feel.

     The Bank faces strong competition both in attracting deposits and making real estate and commercial loans. Its most direct competition for deposits has historically come from other savings associations, credit unions, and commercial banks located in its market area. This includes many large regional financial institutions which have even greater financial and marketing resources available to them. The ability of the Bank to attract and retain core deposits depends on its ability to provide a competitive rate of return, liquidity, and service convenience comparable to those offered by competing investment opportunities. The Bank's management remains focused on attracting core deposits through its branch network, business development efforts, and commercial business relationships. Early in 2005, the Business Development Team was expanded to include an experienced full-time officer, who through her existing network of relationships and clients, has been able to work closely with and strongly support the efforts of the branches, in addition to redesigning more competitive business packages. Core deposits represented 50.5% of the Bank's total deposit portfolio at September 30, 2005.

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

                                                                                SEPTEMBER 30,
                                          ----------------------------------------------------------------------------------------
                                                2005              2004              2003              2002              2001
                                          ----------------  ----------------  ----------------  ----------------  ----------------
                                           AMOUNT      %     AMOUNT      %     AMOUNT      %     AMOUNT      %     AMOUNT      %
                                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
                                                                           (Dollars in thousands)
Real estate loans:
   Single-family                          $146,745   45.85% $163,907   50.87% $166,042   55.51% $173,736   57.32% $160,289   59.81%
   Multi-family and commercial              72,376   22.61    64,509   20.02    59,022   19.73    60,379   19.92    43,472   16.22
   Construction and land                    36,828   11.50    38,078   11.82    28,975    9.69    28,292    9.33    29,117   10.86
   Home equity loans and lines of credit    46,748   14.60    43,621   13.54    33,459   11.19    27,595    9.10    25,847    9.65
                                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
      Total real estate loans              302,697   94.56   310,115   96.25   287,498   96.12   290,002   95.67   258,725   96.54
                                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
Consumer:
   Deposit                                     112     .03       133     .04       112     .04       144     .05       232     .09
   Unsecured personal loans                    641     .20       629     .20       547     .18       322     .11       133     .05
   Other (1)                                   623     .19       709     .21       779     .26       736     .24       760     .28
                                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
      Total consumer loans                   1,376     .42     1,471     .45     1,438     .48     1,202     .40     1,125     .42
                                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
Commercial business loans                   16,085    5.02    10,624    3.30    10,161    3.40    11,919    3.93     8,158    3.04
                                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
      Total loans receivable (2)           320,158  100.00%  322,210  100.00%  299,097  100.00%  303,123  100.00%  268,008  100.00%
                                          --------  ======  --------  ======  --------  ======  --------  ======  --------  ======
Less:
   Loans in process                         14,614            15,807            10,655            11,384            17,016
   Deferred loan origination fees and
      discounts                                 90               116                35               605             1,147
   Allowance for loan losses                 3,475             2,039             1,986             2,358             2,181
                                          --------          --------          --------          --------          --------
      Total loans receivable, net         $301,979          $304,248          $286,421          $288,776          $247,664
                                          ========          ========          ========          ========          ========

----------
(1)  Consists primarily of credit card loans.

(2)  Does not include $41,000, $172,000, $4.5 million, $501,000, and $225,000 of loans held for sale at September 30, 2005, 2004, 2003, 2002 and 2001, respectively.

     Contractual Principal Repayments. The following table sets forth the scheduled contractual maturities of the Bank's loans held to maturity at September 30, 2005. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank's loan portfolio held to maturity.

                                                                REAL ESTATE LOANS
                                           ----------------------------------------------------------
                                                               MULTI-FAMILY                              CONSUMER AND
                                                                    AND       CONSTRUCTION                COMMERCIAL
                                           SINGLE-FAMILY (1)    COMMERCIAL      AND LAND       TOTAL    BUSINESS LOANS     TOTAL
                                           -----------------   ------------   ------------   --------   -------------------------
                                                                           (Dollars in thousands)
Amounts due in:
   One year or less                             $ 11,548          $ 5,127        $36,828     $ 53,503       $ 9,496      $ 62,999
   After one year through three years             22,235           10,529             --       32,764         3,399        36,163
   After three years through five years           27,656           12,576             --       40,232         1,445        41,677
   After five years through ten years             79,308           17,956             --       97,264           937        98,201
   After ten years through fifteen years          30,345           11,409             --       41,754           732        42,486
   Over fifteen years                             22,401           14,779             --       37,180         1,452        38,632
                                                --------          -------        -------     --------       -------      --------
      Total (2)                                 $193,493          $72,376        $36,828     $302,697       $17,461      $320,158
                                                ========          =======        =======     ========       =======      ========

Interest rate terms on amounts due after
   one year:
   Fixed                                                                                     $159,630       $ 2,275      $161,905
   Adjustable                                                                                  89,564         5,690        95,254
                                                                                             --------       -------      --------
      Total (2)                                                                              $249,194       $ 7,965      $257,159
                                                                                             ========       =======      ========

----------
(1)  Includes home equity loans and lines of credit.

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

                                                                  YEAR ENDED SEPTEMBER 30,
                                                             ---------------------------------
                                                                2005        2004        2003
                                                             ---------   ---------   ---------
                                                                   (Dollars in thousands)
Gross loans at beginning of period(1)                        $ 322,382   $ 303,595   $ 303,624
                                                             ---------   ---------   ---------
Loan originations for investment:
   Real estate:
      Residential                                               11,235      35,214      80,722
      Commercial and multi-family                               31,689      26,560      13,890
      Construction                                              23,876      28,816      24,578
      Home equity and lines of credit                           33,033      29,133      29,920
                                                             ---------   ---------   ---------
         Total real estate loans originated for investment      99,833     119,723     149,110
   Consumer                                                      3,458       2,695       2,927
   Commercial business                                          26,281      13,734      17,548
                                                             ---------   ---------   ---------
         Total loans originated for investment                 129,572     136,152     169,585
Loans originated for resale                                     13,620       9,671      30,995
                                                             ---------   ---------   ---------
         Total originations                                    143,192     145,823     200,580
                                                             ---------   ---------   ---------
Deduct:
   Principal loan repayments and prepayments                  (131,624)   (117,069)   (171,489)
   Transferred to real estate owned                                 --        (153)     (2,122)
   Loans sold in secondary market                              (13,751)     (9,814)    (26,998)
                                                             ---------   ---------   ---------
         Subtotal                                             (145,375)   (127,036)   (200,609)
                                                             ---------   ---------   ---------
Net (decrease) increase in loans(1)                             (2,183)     18,787         (29)
                                                             ---------   ---------   ---------
Gross loans at end of period(1)                              $ 320,199   $ 322,382   $ 303,595
                                                             =========   =========   =========

----------
(1) Includes loans held for sale of $41,000, $172,000 and $4.5 million at September 30, 2005, 2004 and 2003, respectively.

     The residential lending activities of the Bank are subject to written underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Loan applications may be taken at all of the Bank's branch offices by the branch manager or other designated loan officers. Applications for single-family residential mortgage loans for portfolio retention are obtained predominately through loan originators who are employees of the Bank. The Bank's residential loan originators will take loan applications outside of the Bank's offices at the customer's convenience and are compensated on a commission basis. The Residential Lending Department supervises the process of obtaining credit reports, appraisals and other documentation involved with the adjustment of a loan. In most cases, the Bank requires that a property appraisal be obtained in connection with all new first mortgage loans. Generally, appraisals are not required on home equity loans below $250,000 because alternative means of valuation are used (i.e. tax assessments, home value estimators). Property appraisals generally are performed by an independent appraiser selected from a list approved by the Bank's Board of Directors. The Bank requires that title insurance (other than with respect to home equity loans) and hazard insurance be maintained on all security properties and that flood insurance be maintained if the property is within a designated flood plain.

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

     Applications for single-family residential mortgage loans which are originated for resale in the secondary market or loans designated for portfolio retention that conform to the requirements for resale into the secondary market and do not exceed Fannie Mae ("FNMA") or Freddie Mac ("FHLMC") limits are approved by at least one of the following: the Bank's Director of Lending, the Senior Mortgage Loan underwriter or the Loan Committee (a committee comprised of four directors and the Director of Lending). Residential mortgage loans in excess of FNMA/FHLMC maximum amounts (currently $359,650 for single-family properties) but less than $1.0 million must be approved by the Loan Committee. All mortgage loans in excess of $1.0 million must be approved by the Bank's Board of Directors or the Executive Committee thereof. Commercial and multi-family residential real estate loans in excess of $250,000 and construction loans must be approved by the Loan Committee. All mortgage loans which do not require approval by the Board of Directors are submitted to the Board at its next meeting for review and ratification. Home equity loans and lines of credit up to $250,000 can be approved by the Director of Lending, the Vice President of Construction Loans, the Vice President of Residential Lending or the Senior Mortgage Loan Underwriter. Loans in excess of such amount must be approved by the Loan Committee.

     Single-Family Residential Loans. Substantially all of the Bank's single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the Department of Veterans Affairs. The vast majority of the Bank's single-family residential mortgage loans are secured by properties located in Pennsylvania, primarily in Delaware and Chester Counties, and are originated under terms and documentation which permit their sale to FHLMC or FNMA. The Bank, consistent with its asset/liability management strategies, sells some of its newly originated 30-year term fixed-rate residential mortgage loans and to a limited degree, existing longer term fixed-rate residential mortgage loans while retaining adjustable-rate mortgage loans and shorter term fixed-rate residential mortgage loans. See "- Mortgage-Banking Activities."

     The single-family residential mortgage loans offered by the Bank currently consist of fixed-rate loans, including bi-weekly and balloon loans and adjustable-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank's fixed-rate loans are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as FHLMC or FNMA, and other purchasers in the secondary mortgage market. The Bank also offers bi-weekly loans under the terms of which the borrower makes payments every two weeks. Although such loans have a 30-year amortization schedule, due to the bi-weekly payment schedule, such loans repay substantially more rapidly than a standard monthly amortizing 30-year fixed-rate loan. The Bank also offers five and seven year balloon loans which provide that the borrower can conditionally renew the loan at the fifth or seventh year at a then to-be-determined interest rate for the remaining 25 or 23 years, respectively, of the amortization period. At September 30, 2005, $127.5 million, or 86.9% of the Bank's single-family residential mortgage loans held in portfolio were fixed-rate loans, including $9.0 million of bi-weekly, fixed-rate residential mortgage loans.

     The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three or five years in accordance with a designated index, such as U.S. Treasury obligations, adjusted to a constant maturity ("CMT"), plus a stipulated margin. The Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a maximum adjustment limit of 6% on any such increase or decrease over the life of the loan. In order to increase the originations of adjustable-rate loans, the Bank has been originating loans which bear a fixed interest rate for a period of three to five years after which they convert to one-year adjustable-rate loans. The Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization. Although the Bank does offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year CMT are underwritten using methods approved by FHLMC or FNMA which require borrowers to be qualified at 2% above the discounted loan rate under certain conditions. The Bank has taken steps to increase such loans in recent years, but with limited interest. However, with the anticipated rise in long-term interest rates, the Bank expects the volume of adjustable-rate loans to increase. At September 30, 2005, $19.2 million, or 13.1%, of the Bank's single-family residential mortgage loans held for portfolio were adjustable-rate loans.

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

     For conventional residential mortgage loans held in portfolio and also for those loans originated for sale in the secondary market, the Bank's maximum loan-to-value ("LTV") ratio is 97%, and is based on the lesser of sales price or appraised value. On loans with a LTV ratio of over 80%, private mortgage insurance may be required to be obtained or the Bank, on occasion, may lend the excess as a home equity loan.

     Commercial and Multi-Family Residential Real Estate Loans. During fiscal 2005, the Bank moderately increased its investment in commercial and multi-family residential loans. Such loans are being made primarily to small- and medium-sized businesses located in the Bank's primary market area, a segment of the market that the Bank believes has continued to be underserved in recent years. Loans secured by commercial and multi-family residential real estate amounted to $72.4 million, or 22.6%, of the Bank's total loan portfolio, at September 30, 2005. The Bank's commercial and multi-family residential real estate loans are secured primarily by professional office buildings, small retail establishments, warehouses and apartment buildings (with 36 units or less) located in the Bank's primary market area.

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

     Multi-family residential and commercial real estate lending entails different and significant risks when compared to single-family residential lending because such loans often involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks also can be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. The Bank attempts to minimize its risk exposure by limiting such lending to proven owners, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and periodically monitoring the operation and physical condition of the collateral See "-Non-performing Assets" for further discussion of the Bank's non-performing loans.

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

     The Bank also provides construction loans (including acquisition and development loans) and revolving lines of credit to developers. The majority of construction loans consist of loans to selected local developers with whom the Bank is familiar and who build single-family dwellings on a pre-sold or, to a significantly lesser extent, on a speculative basis. The Bank generally limits to two the number of unsold units that a developer may have under construction in a project. Such loans generally have terms of 36 months or less, generally have a maximum LTV ratio of 75% of the appraised value of the property upon completion and do not require the amortization of the principal during the term. The loans are made with variable rates of interest based on the Prime Rate plus a margin adjusted on a monthly basis. The Bank also receives origination fees that generally range from 0.5% to 3.0% of the amount of the loan commitment. The borrower is required to fund a portion of the project's costs, the exact amount being determined on a case-by-case basis but usually not less than 25%. Loan proceeds are disbursed by percentage of completion of the cost of the project after inspections indicate that such disbursements are for costs already incurred and which have added to the value of the project. Only interest payments are due during the construction phase and the Bank may provide the borrower with an interest reserve from which it can pay the stated interest due thereon.

     At September 30, 2005, residential construction loans totaled $23.4 million, or 7.3%, of the total loan portfolio, primarily consisting of construction loans to developers. At September 30, 2005, commercial construction loans totaled $1.2 million, or 0.37%, of the total loan portfolio.

     The Bank also originates ground or land loans to individuals to purchase a property on which they intend to build their primary residences, as well as to developers to purchase lots to build speculative homes at a later date. Such loans have terms of 36 months or less with a maximum LTV ratio of 75% of the lower of appraised value or sale price. The loans are made with variable rates based on the Prime Rate plus a margin. The Bank also receives origination fees, which generally range between 1.0% and 3.0% of the loan amount. At September 30, 2005, land loans (including loans to acquire and develop land) totaled $22.6 million, or 7.0%, of the total loan portfolio.

     Loans to developers include both secured and unsecured lines of credit (which are classified as commercial business loans) with outstanding commitments totaling $1.2 million. All have personal guaranties of the principals and are cross-collateralized with existing loans. At September 30, 2005, loans outstanding under builder lines of credit totaled $548,000, of which $455,000 was unsecured. Such loans are only given to the Bank's most creditworthy long standing customers.

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

     Home Equity Loans and Lines of Credit. Home equity loans and home equity lines of credit are secured by the underlying equity in the borrower's primary residence or, occasionally, other types of real estate. Home equity loans are amortizing loans with fixed interest rates and generally maximum terms of 15 years while equity lines of credit have adjustable interest rates indexed to the Prime Rate. Generally home equity loans or home equity lines of credit do not exceed $100,000. The Bank's home equity loans and lines of credit generally require combined LTV ratios of 80% or less. Loans with higher LTV ratios are available but with higher interest rates and stricter credit standards. At September 30, 2005, home equity loans and lines of credit amounted to $46.7 million, or 14.6%, of the Bank's total loan portfolio.

     Commercial Business Loans. The Bank has also emphasized in recent periods the growth of its commercial business loan portfolio by granting such loans directly to business enterprises that are located in its market area. The majority of such loans are for less than $1.0 million. The Bank actively targets and markets this product to small-and medium-sized businesses. Applications for commercial business loans are obtained from existing commercial customers, branch and customer referrals, direct inquiry and those that are obtained by our commercial lending officers. As of September 30, 2005, commercial business loans amounted to $16.1 million, or 5.0%, of the Bank's total loan portfolio. The commercial business loans consist of a limited number of commercial lines of credit secured by equipment and securities, some working capital financings secured by accounts receivable and inventory and, to a limited extent, unsecured lines of credit. Commercial business loans originated by the Bank ordinarily have terms of five years or less and fixed rates or adjustable rates tied to the Prime Rate plus a margin.

     Although commercial business loans generally are considered to involve greater credit risk than certain other types of loans, management intends to continue to offer commercial business loans to small- and medium-sized businesses in an effort to better serve our community's needs, obtain core non-interest-bearing deposits and increase the Bank's interest rate spread and improve interest rate sensitivity.

     In the fourth quarter of fiscal 2005, the Bank began to market loans guaranteed by the Small Business Administration. Experienced professionals are employed by the Bank with extensive knowledge of lending via the Small Business Administration. Such experience will continue to be leveraged to grow this business line. As part of the Company's asset liability strategy, the Bank intends to sell the guaranteed portion of the loan upon loan settlement.

     Consumer Lending Activities. The Bank also offers a variety of consumer loans in order to provide a full range of retail financial services to its customers. At September 30, 2005, $1.4 million, or 0.42%, of the Bank's total loan portfolio was comprised of consumer loans. The Bank originates substantially all of such loans in its market area. At September 30, 2005, the Bank's consumer loan portfolio was comprised of credit card, deposit, unsecured personal loans and other consumer loans. The Bank's credit card program is primarily offered to only the Bank's most creditworthy customers. At September 30, 2005, these loans totaled $623,000, or 0.19%, of the total loan portfolio. Another component of the consumer loan portfolio is unsecured loans amounting to $456,000, or 0.14%, of the Bank's loan portfolio at September 30, 2005.

     Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

     Mortgage-Banking Activities. Due to customer preference for fixed-rate loans, the Bank has continued to originate fixed-rate loans. Long-term (generally 30 years) fixed-rate loans not taken into portfolio for asset/liability purposes are sold into the secondary market. The Bank's net gain on sales of mortgage loans amounted to $93,000, $54,000 and $410,000, during the fiscal years ended September 30, 2005, 2004 and 2003, respectively. Profits from sales of loans held for sale slightly increased in fiscal 2005; however, the Bank continued to experience a slowdown in the refinancing market in 30-year loans resulting from increases in long-term interest rates. The Bank had $41,000 and $172,000 of mortgage loans held for sale at September 30, 2005 and 2004, respectively.

     The Bank's conforming mortgage loans sold to others are sold, generally with servicing retained, on a loan-by-loan basis primarily to FHLMC or FNMA. A period of less than five days generally elapses between the closing of the loan by the Bank and its purchase by the investor. Mortgages with established interest rates generally will decrease in value during periods of increasing interest rates. Accordingly, fluctuations in prevailing interest rates may result in a gain or loss to the Bank as a result of adjustments to the carrying value of loans held for sale or upon sale of loans. The Bank attempts to protect itself from these market fluctuations through the use of forward commitments entered into at the same time of the commitment by the Bank of a loan rate to the borrower. These commitments are mandatory delivery contracts with the purchaser, generally FHLMC or FNMA, within a certain time frame and within certain dollar amounts by a price determined at the commitment date. Market risk does exist as non-refundable points paid by the borrower may not be sufficient to offset fees associated with closing the forward commitment contract. See Note 13 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

     Loan Origination Fees and Servicing. Borrowers may be charged an origination fee, which is a percentage of the principal balance of the loan. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," the various fees, net of costs, received by the Bank in connection with the origination of loans are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. However, when such loans are sold, the remaining unamortized fees (which is all or substantially all of such fees due to the relatively short period during which such loans are held) are recognized as income on the sale of loans held for sale.

     The Bank, for conforming loan products, generally retains the servicing on all loans sold to others. In addition, the Bank services substantially all of the loans that it retains in its portfolio. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making advances to cover delinquent payments, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans. Funds that have been escrowed by borrowers for the payment of mortgage-related expenses, such as property taxes and hazard and mortgage insurance premiums, are maintained in non-interest-bearing accounts at the Bank.

     The following table presents information regarding the loans serviced by the Bank for others at the dates indicated. Substantially all the loans were secured by properties in Pennsylvania. A small percentage of the loans are secured by properties located in Delaware, Maryland or New Jersey.

                                                        SEPTEMBER 30,
                                                 ---------------------------
                                                   2005      2004      2003
                                                 -------   -------   -------
                                                    (Dollars in thousands)
Loans originated by the Bank and serviced for:
   FNMA                                          $   595   $   673   $   822
   FHLMC                                          54,457    49,849    50,373
   Others                                            326       340       352
                                                 -------   -------   -------
       Total loans serviced for others           $55,378   $50,862   $51,547
                                                 =======   =======   =======

     The Bank receives fees for servicing mortgage loans, which generally amount to 0.25% per annum on the declining principal balance of mortgage loans. Such fees serve to compensate the Bank for the costs of performing the servicing function. Other sources of loan servicing revenues include late charges. The Bank retains a portion of funds received from borrowers on the loans it services for others in payment of its servicing fees received on loans serviced for others. For fiscal years ended September 30, 2005, 2004 and 2003, the Bank earned gross fees of $133,000, $132,000 and $140,000, respectively, from loan servicing.

     Loans-to-One Borrower Limitations. Regulations impose limitations on the aggregate amount of loans that a savings institution could make to any one borrower, including related entities. Under such regulations, the permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 2005, the Bank's five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $4.0 million to $7.0 million. The Bank's loans-to-one borrower limit was $7.4 million at such date.

ASSET QUALITY

     General. As a part of the Bank's ongoing efforts to improve its asset quality, it has developed and implemented an asset classification system. All of the Bank's assets are subject to review under the classification system, but particular emphasis is placed on the review of multi-family residential and commercial real estate loans, construction loans and commercial business loans. All assets of the Bank are periodically reviewed and the classification recommendations submitted to the Asset Quality Review Committee. The Asset Quality Review Committee is composed of the President and Chief Executive Officer, the Director of Lending, the Vice President of Loan Administration, the Internal Auditor and the Vice President of Construction Lending and meets at least monthly. All assets are placed into one of the five following categories: pass, special mention, substandard, doubtful and loss. As a result of the most recent OTS examination, the Bank revised its classification process and created a rating system to include a grading of 1-6 as pass, 7 as special mention and 8, 9 and 10 as an adverse classification (substandard, doubtful and loss). Loans classified as

"pass" are then placed into one of the six grades based on objective criteria of credit underwriting. See "- Non-Performing Assets" and "- Other Classified Assets" for a discussion of certain of the Bank's assets which have been classified as substandard and doubtful and regulatory classification standards generally.

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

     Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Bank generally does not accrue interest on loans past due 90 days or more. See Note 2 of the Notes to Consolidated Financial Statements set forth in
Item 8 hereof.

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

                                     AT SEPTEMBER 30, 2005           AT SEPTEMBER 30, 2004
                                 -----------------------------   -----------------------------
                                 30 TO 59 DAYS   60 TO 89 DAYS   30 TO 59 DAYS   60 TO 89 DAYS
                                 -------------   -------------   -------------   -------------
Real estate loans:
   Single-family residential          $ --            $435            $--          $  277
   Multi-family and commercial          --              --             --           3,357(1)
   Construction loans                   22              --             --          ------
   Home equity                         189               5             --             116
Consumer loans                           8               6              5               7
Commercial business loans              676              19             --             100
                                      ----              --            ---          ------
   Total                              $895            $465            $ 5          $3,857
                                      ====            ====            ===          ======

----------
(1)  Consists of one commercial real estate loan. (See "Other Classified
     Assets")

     Non-performing Assets. The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated.

                                                                   SEPTEMBER 30,
                                                  ----------------------------------------------
                                                   2005      2004      2003      2002      2001
                                                  ------    ------    ------    ------    ------
                                                              (Dollars in thousands)
Non-performing loans:
   Single-family residential                      $  378    $  623    $  688    $1,237    $1,924
   Commercial and multi-family(1)                  3,337(2)     --       381     2,386        33
   Construction(3)                                    --       770        --        --        --
   Home equity and lines of credit                    60       243        --        --        --
   Consumer                                            5         6        16        19       314
   Commercial business                               500(2)     --       268       138        --
                                                  ------    ------    ------    ------    ------
      Total non-accrual loans                      4,280     1,642     1,353     3,780     2,271
                                                  ------    ------    ------    ------    ------
Accruing loans more than 90 days delinquent          772(4)    391(4)    203(4)  1,358(4)     31
      Total non-performing loans                   5,052     2,033     1,556     5,138     2,302
                                                  ------    ------    ------    ------    ------
Real estate owned                                    760     1,229     1,420       248       887
      Total non-performing assets                 $5,812    $3,262    $2,976    $5,386    $3,189
                                                  ======    ======    ======    ======    ======
Total non-performing loans as a percentage of
   gross loans receivable(5)                        1.65%     0.66%     0.53%     1.76%     0.92%
                                                  ======    ======    ======    ======    ======
Total non-performing assets
   as a percentage of total assets                  1.12%     0.57%     0.53%     1.04%     0.65%
                                                  ======    ======    ======    ======    ======

----------
(1) Consists of one loan at September 30, 2005, one loan at September 30, 2003, three loans at September 30, 2002 (all of which became real estate owned during fiscal 2003), and one loan at September 30, 2001.

(2)  Loans extended to the same borrower.

(3) Consists of one single-family residential construction loan at September 30, 2004.

(4) Consists of four loans at September 30, 2005 of which a $770,000 construction loan returned to current status subsequent to September 30, 2005, six loans at September 30, 2004, two loans at September 30, 2003, and one commercial real estate loan at September 30, 2002 which returned to current status subsequent to September 30, 2002.

(5) Includes loans receivable and loans held for sale, less construction and land loans in process and deferred loan origination fees and discounts.

     The $378,000 of non-performing single-family residential loans at September 30, 2005 consisted of seven loans with principal balances ranging from $4,000 to $162,000, with an average balance of approximately $54,100. Included within the seven loans are two loans aggregating $223,000 to credit impaired borrowers.

     The $60,000 of non-performing home equity and lines of credit at September 30, 2005 consisted of two loans, with an average balance of approximately $30,000, with the largest having a balance of approximately $60,000.

     Included in non-performing loans at September 30, 2005, was a $3.8 million commercial borrower comprising of a $3.3 million non-accrual commercial real estate loan and a $500,000 non-accrual commercial business loan raised significant issues as to the collectibility of the loan. As a consequence, the loans are secured by a restaurant in Chesapeake City, Maryland, and were one of the primary reasons for the substantial increase in the provision for loan losses for the third quarter of fiscal 2005. Although the Company received an updated appraisal of the property during the quarter ended June 30, 2005, upon review of the appraisal, a number of factors concerning the loans and the unique nature of the property as well as a result of the recent examination by the OTS, the Company determined to classify theses loans as "doubtful" and establish a significant reserve related to them. The borrower has filed for bankruptcy and foreclosure proceedings have been stayed until the borrower is released from bankruptcy.

     Loans 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule amounted to $772,000 and $391,000 at September 30, 2005 and 2004, respectively. The Company is working with the borrowers to refinance or extend the term of such loans.

     At September 30, 2005, the $760,000 of real estate owned consisted of a commercial real estate property. The Bank owns a 25% participation interest in an 18-hole golf course and golf house, located in Avondale, Pennsylvania. The golf facility is fully operational and continues to generate revenues. No operating expenses were incurred during fiscal 2005. However, in connection with the operation of the facility during 2004, the Company incurred its representative share of expenses totaling approximately $147,000 for the year ended September 30, 2004. The prospective buyer could not obtain financing to purchase the golf course. As a result, the property has been placed on the market for sale. In December 2005, the golf course was closed for the winter. Management anticipates that the Bank will incur a modest level of operational costs in connection with winterizing the facility.

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

     At September 30, 2005, the Bank had $2.8 million of assets classified as substandard, $3.8 million classified as doubtful, and no assets classified as loss as well as $5.9 million identified as special mention. A substantial majority of all assets classified as substandard or doubtful consist of non-performing assets.

     Allowance for Loan Losses. The Bank's policy is to establish reserves for estimated losses on delinquent loans when it determines that losses are probable. The allowance for losses on loans is maintained at a level believed by management to cover all known and inherent losses in its loan portfolio. Management's analysis of the adequacy of the allowance is based on an evaluation of the loan portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. However, in fiscal 2005, the level of provisions increased due to the Bank's evaluation of its estimate including, among other things, an analysis of delinquency trends, non-performing loan trends, the levels of charge-offs and recoveries, the levels of classified and special mention assets, prior loss experience, total loans outstanding, the volume of loan originations, the type, average size, terms and geographic location and concentration of loans held by the Company, the value and the nature of the collateral securing loans, the number of loans requiring heightened management oversight, general economic conditions, particularly as they relate to the Company's primary market area, and trends in market rates of interest. Furthermore, the Company's primary banking regulator periodically reviews the Company's allowance for loan losses as an integral part of the examination. As shown in the table below, at September 30, 2005, the Bank's allowance for loan losses amounted to 68.8% and
1.1 % of the Bank's non-performing loans and gross loans receivable, respectively.

     Management of the Company presently believes that its allowance for loan losses is adequate to cover all known and inherent losses that are both probable and reasonably estimable in the Bank's loan portfolio. However, future adjustments to this allowance may be necessary, and the Company's results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in making its determinations in this regard.

     The following table provides information regarding the changes in the allowance for loan losses and other selected statistics for the periods presented.

                                                                    YEAR ENDING SEPTEMBER 30,
                                                          --------------------------------------------
                                                           2005      2004      2003     2002     2001
                                                          ------   -------   -------   ------   ------
                                                                     (Dollars in thousands)
Allowance for loan losses, beginning of  period           $2,039   $ 1,986   $ 2,358   $2,181   $2,019
Charged-off loans:
   Single-family residential                                 (26)       --       (50)    (317)    (492)
   Multi-family and commercial                                --       (62)     (941)      --       --
   Consumer and commercial business                         (318)     (259)     (111)     (56)     (40)
                                                          ------   -------   -------   ------   ------
      Total charged-off loans                               (344)     (321)   (1,102)    (373)    (532)
                                                          ------   -------   -------   ------   ------
Recoveries on loans previously charged off:
   Single-family residential                                  --        35         4        1       11
   Commercial leases (1)                                      --        --        --       --      134
   Multi-family and commercial                                --        32        --       --       --
   Consumer and commercial business                           --         7        11        9        9
                                                          ------   -------   -------   ------   ------
      Total recoveries                                        --        74        15       10      154
                                                          ------   -------   -------   ------   ------
Net loans charged-off                                       (344)     (247)   (1,087)    (363)    (378)
Provision for loan losses                                  1,780       300       715      540      540
                                                          ------   -------   -------   ------   ------
Allowance for loan losses, end of period                  $3,475   $ 2,039   $ 1,986   $2,358   $2,181
                                                          ======   =======   =======   ======   ======
Net loans charged-off to average loans outstanding(2)       0.11%     0.08%     0.37%    0.13%    0.16%
                                                          ======   =======   =======   ======   ======
Allowance for loan losses to gross loans receivable(2)      1.14%     0.67%     0.68%    0.81%    0.87%
                                                          ======   =======   =======   ======   ======
Allowance for loan losses to total non-performing loans    68.79%   100.30%   127.63%   45.89%   94.74%
                                                          ======   =======   =======   ======   ======
Net loans charged-off to allowance for loan losses          9.90%    12.11%    54.73%   15.39%   17.33%
                                                          ======   =======   =======   ======   ======
Recoveries to charge-offs                                   0.00%    23.05%     1.36%    2.68%   28.95%
                                                          ======   =======   =======   ======   ======

(1)  Relates to commercial leases purchased in prior years.

(2) Gross loans receivable and average loans outstanding include loans receivable as well as loans held for sale, less construction and land loans in process and deferred loan origination fees and discounts.

     The following table presents the Bank's allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                                          SEPTEMBER 30,
                             -------------------------------------------------------------------------------------------------------
                                     2005                 2004                 2003                 2002                 2001
                             -------------------  -------------------  -------------------  -------------------  -------------------
                                      % OF LOANS           % OF LOANS          % OF LOANS           % OF LOANS           % OF LOANS
                                       IN EACH              IN EACH              IN EACH              IN EACH              IN EACH
                                     CATEGORY TO          CATEGORY TO          CATEGORY TO          CATEGORY TO          CATEGORY TO
                             AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS
                             ------  -----------  ------  -----------  ------  -----------  ------  -----------  ------  -----------
                                                                      (Dollars in thousands)
Single-family residential    $  695     45.85%    $  700     50.87%    $  733     55.51%    $  815     57.32%    $  615     59.81%
Commercial and multi-family
   residential                1,888     22.61        446     20.02        317     19.73        767     19.92        566     16.22
Construction and land           383     11.50        467     11.82        329      9.69        304      9.33        249     10.86
Home equity                      62     14.60         57     13.54         34     11.19         40      9.10         59      9.65
Consumer                         10       .42         11       .46         10       .48         10       .40         11       .42
Commercial business             370      5.02         70      3.29        132      3.40         86      3.93         87      3.04
Unallocated                      67        --        288        --        431        --        336        --        594        --
                             ------    ------     ------    ------     ------    ------     ------    ------     ------    ------
   Total allowance for loan
      losses                 $3,475    100.00%    $2,039    100.00%    $1,986    100.00%    $2,358    100.00%    $2,181    100.00%
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

     FHLMC is a public corporation chartered by the U.S. Government. FHLMC issues participation certificates backed principally by conventional mortgage loans. FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because FHLMC and FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by Federal Housing Administration ("FHA") insured and the Department of Veterans Affairs ("VA") guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because FHLMC, FNMA and GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs which is currently $359,650 (for single family dwellings).

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

     Mortgage-related securities generally bear yields which are less than those of the loans which underlie such securities because of their payment guarantees or credit enhancements which reduce credit risk to nominal levels. However, mortgage-related securities are more liquid than individual mortgage loans and may be used to collateralize certain obligations of the Bank. At September 30, 2005, $15.6 million of the Bank's mortgage-related securities were pledged to secure various obligations of the Bank, treasury tax and loan processing and as collateral for certain municipal deposits.

     The Bank's mortgage-related securities are classified as either "held to maturity" or "available for sale" based upon the Bank's intent and ability to hold such securities to maturity at the time of purchase, in accordance with GAAP. As of September 30, 2005, the Bank had an aggregate of $114.2 million, or 22.0%, of total assets invested in mortgage-related securities, net, of which $46.7 million was held to maturity and $67.5 million was available for sale. The Company's investment strategy is to maintain the portfolio to complement the asset-liability structure of the Company. To reduce the volatility of the Company's equity, due to adjustments required to be made to equity reflecting the changes in gains or losses on securities available for sale, the Company's strategy during the first six months of fiscal 2005 was to increase the held to maturity portfolio. The mortgage-related securities of the Bank which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a level yield method, while mortgage-related securities available for sale are carried at the current fair value. See Notes 2 and 4 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

     The following table sets forth the composition of the Bank's available for sale (at fair value) and held to maturity (at amortized cost) mortgage-related securities portfolios at the dates indicated.

                                                                SEPTEMBER 30,
                                                       -------------------------------
                                                         2005       2004        2003
                                                       -------    --------    --------
                                                            (Dollars in thousands)
Available for sale:
Mortgage-backed securities:
   FHLMC                                               $    53     $ 5,811    $  6,950
   FNMA                                                 23,180      42,861      46,030
   GNMA                                                  3,920       1,270      13,639
                                                       -------     -------    --------
      Total mortgage-backed securities                  27,153      49,942      66,619
                                                       -------     -------    --------
Collateralized mortgage obligations:
   FHLMC                                                 3,514      15,649      20,239
   FNMA                                                  3,951       6,543       5,381
   GNMA                                                     --          --          --
   Other                                                32,909(1)   25,486(2)   32,417(3)
                                                       -------     -------    --------
      Total collateralized mortgage obligations         40,374      47,678      58,037
                                                       -------     -------    --------
   Total mortgage-related securities                   $67,527     $97,620    $124,656
                                                       =======     =======    ========
Held to maturity:

Mortgage-backed securities:
   FHLMC                                               $17,267     $16,226    $    478
   FNMA                                                 29,084      20,613       2,123
                                                       -------     -------    --------
      Total mortgage-backed securities                  46,351      36,839       2,601
                                                       -------     -------    --------
Collateralized mortgage obligations:
   FNMA                                                    303         524         886
                                                       -------     -------    --------
      Total collateralized mortgage obligations            303         524         886
                                                       -------     -------    --------
   Total mortgage-related securities, amortized cost   $46,654     $37,363    $  3,487
                                                       =======     =======    ========
   Total fair value(4)                                 $45,679     $37,312    $  3,560
                                                       =======     =======    ========

----------
(1) Includes "AAA" rated securities of AMAC, Credit Suisse First Boston, Countrywide Home Loans, First Horizon, GSR, MastrAsset, Washington Mutual and Wells Fargo with book values of $4.3 million, $1.7 million, $2.9 million, $4.4 million, $1.3 million, $3.1 million, $5.4 million, and $8.2 million, respectively, and fair values of $4.3 million, $1.6 million, $3.0 million, $4.3 million, $1.3 million, $3.1 million, $5.5 million, and $8.4 million, respectively.

(2) Includes "AAA" rated securities of Countrywide Home Loans, Washington Mutual, AMAC, First Horizon and Mastr Asset with book values of $5.2 million, $4.7 million, $2.0 million, $ 4.9 million and $4.0 million, respectively, and fair values of $5.2 million, $4.7 million, $1.9 million, $4.9 million and $4.1 million, respectively.

(3) Includes "AAA" rated securities of Countrywide Home Loans, Washington Mutual, AMAC and First Horizon with book values of $6.5 million, $6.8 million, $4.7 million and $ 3.6 million, respectively, and fair values of $6.4 million, $6.7 million, $4.8 million and $3.5 million, respectively.

(4)  See Note 4 of the Notes to Consolidated Financial Statements set forth in
     Item 8 hereof.

     The following table sets forth the purchases, sales and principal repayments of the Bank's mortgage-related securities for the periods indicated.

                                                            YEAR ENDED SEPTEMBER 30,
                                                         ------------------------------
                                                           2005       2004       2003
                                                         --------   --------   --------
                                                             (Dollars in thousands)
Mortgage-related securities, beginning of period(1)(2)   $134,983   $128,143   $ 94,529
                                                         --------   --------   --------
Purchases:
   Mortgage-backed securities - available for sale         23,532     11,106     50,199
   Mortgage-backed securities - held to maturity           18,591     37,856         --
   CMOs - available for sale                               18,402     11,222     81,942
Sales:
   Mortgage-backed securities - available for sale        (31,758)    (7,073)    (4,493)
   CMOs - available for sale                              (10,806)        --     (3,064)
Repayments and prepayments:
   Mortgage-backed securities                             (22,802)   (23,006)   (32,563)
   CMOs                                                   (14,314)   (21,262)   (55,941)
Decrease in net premium                                      (643)      (787)    (1,128)
Change in net unrealized loss on mortgage-related
   securities available for sale                           (1,004)    (1,216)    (1,338)
                                                         --------   --------   --------
Net increase (decrease) in mortgage-related securities    (20,802)     6,840     33,614
                                                         --------   --------   --------
Mortgage-related securities, end of period(1)(2)         $114,181   $134,983   $128,143
                                                         ========   ========   ========

----------
(1) Includes both mortgage-related securities available for sale and held to maturity.

(2) Calculated at amortized cost for securities held to maturity and at fair value for securities available for sale.

     At September 30, 2005, the estimated weighted average maturity of the Bank's fixed-rate mortgage-related securities was approximately 3.4 years. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the securities, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, such as the Bank experienced during fiscal 2004 and 2003, if the coupon rates of the underlying mortgages exceed the prevailing market interest rates offered for mortgage loans, refinancings generally increase and accelerate the prepayment rate of the underlying mortgages and the related securities. Conversely, during periods of increasing mortgage interest rates, if the coupon rates of the underlying mortgages are less than the prevailing market interest rates offered for mortgage loans, refinancings generally decrease and decrease the prepayment rate of the underlying mortgages and the related securities. As a result of the declining interest rate environment, the Bank experienced high levels of repayments and accelerated prepayments, and consequently, the Bank reinvested the proceeds of such repayments and prepayments at lower yields. During fiscal 2005, the Company experienced lower prepayment speeds and refinancing activity as interest rates offered for mortgage loans in the marketplace increased toward the latter part of the year.

         Investment Securities. The following table sets forth information regarding the carrying and fair value of the Company's investment securities, both held to maturity and available for sale, at the dates indicated.

                                                               AT SEPTEMBER 30,
                                         ------------------------------------------------------------
                                                2005                 2004                 2003
                                         ------------------   ------------------   ------------------
                                         CARRYING     FAIR    CARRYING     FAIR    CARRYING     FAIR
                                           VALUE     VALUE      VALUE     VALUE      VALUE     VALUE
                                         --------   -------   --------   -------   --------   -------
                                                            (Dollars in thousands)
FHLB stock                                $ 9,499   $ 9,499    $ 9,827   $ 9,827    $ 8,294   $ 8,294
U.S. Government and agency obligations
   1 to 5 years                                --        --     14,694    14,495     13,020    13,004
   5 to 10 years                            1,997     1,979         --        --      4,880     4,988
Municipal obligations                      16,022    16,530     15,223    15,691     17,373    17,895
Corporate bonds                            11,998    12,032     15,336    16,134     20,621    21,693
Mutual funds                                8,846     8,593     14,009    13,804     14,009    13,952
Asset-backed securities                       590       593      1,189     1,197      1,911     1,922
Preferred stocks                               --        --      3,900     3,900      5,474     4,984
Other equity investments                      978     1,582      1,755     3,764      3,126     5,712
                                          -------   -------    -------   -------    -------   -------
   Total                                  $49,930   $50,808    $75,933   $78,812    $88,708   $92,444
                                          =======   =======    =======   =======    =======   =======

     At September 30, 2005, the Company had an aggregate of $50.8 million, or
9.8 %, of its total assets invested in investment securities, of which $9.5 million consisted of FHLB stock, $37.0 million was investment securities available for sale and $4.3 million investment securities held to maturity. Included in U.S. Government and agency obligations is a callable bond with a remaining term of approximately six years. The Bank's investment securities (excluding mutual funds, equity securities and FHLB stock) had a weighted average maturity to the call date of 4.53 years and a weighted average yield of 6.26% (adjusted to a fully taxable equivalent yield).

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

     The Bank has been competitive in the types of accounts and interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. During fiscal 2005, the Bank slightly increased deposits, primarily in certificate of deposits, due to competitively pricing its jumbo certificates of deposit causing a decline in its core deposits driven by the increases in short-term interest rates. Core deposits amounted to $176.6 million or 50.5% of the Bank's total deposits at September 30, 2005. However, in fiscal 2004, as a result of not offering the highest rate for certificates of deposit, the Bank experienced a decline in overall deposits. As a result of the significant decline in interest rates paid on deposit products in fiscal 2004 and 2003, due to generally declining returns on competing investment opportunities as well as the effects of the decline of the equities markets, the Bank did not experience disintermediation of deposits into competing investment products in fiscal 2004 and 2003.

     The following table shows the distribution of, and certain information relating to, the Bank's deposits by type of deposit as of the dates indicated.

                                                  SEPTEMBER 30,
                          ------------------------------------------------------------
                                 2005                 2004                 2003
                          ------------------   ------------------   ------------------
                           AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                          --------   -------   --------   -------   --------   -------
                                             (Dollars in thousands)
Passbook                  $ 47,139    13.48%   $ 51,371    14.90%   $ 47,089    12.99%
MMDA                        45,753    13.08      51,682    14.98      55,889    15.41
NOW                         65,688    18.79      55,864    16.20      60,221    16.61
Certificates of deposit    173,113    49.50     164,917    47.82     178,489    49.22
Non-interest-bearing        18,001     5.15      21,046     6.10      20,917     5.77
                          --------   ------    --------   ------    --------   ------
   Total deposits         $349,694   100.00%   $344,880   100.00%   $362,605   100.00%
                          ========   ======    ========   ======    ========   ======

     The following table sets forth the net savings flows of the Bank during the periods indicated.

                                                 YEAR ENDED SEPTEMBER 30,
                                               ----------------------------
                                                2005       2004       2003
                                               ------   ---------   -------
                                                  (Dollars in thousands)
(Decrease) increase before interest credited   $ (650)   $(22,744)  $25,633
Interest credited                               5,464       5,019     6,207
                                               ------    --------   -------
Net savings increase (decrease)                $4,814    $(17,725)  $31,840
                                               ======    ========   =======

     The following table sets forth maturities of the Bank's certificates of deposit of $100,000 or more at September 30, 2005 and 2004 by time remaining to maturity (amounts in thousands).

                                          SEPTEMBER 30,
                                        -----------------
                                          2005      2004
                                        -------   -------
Three months or less                    $13,484   $19,770
Over three months through six months      7,916     5,144
Over six months through twelve months     9,748     1,370
Over twelve months                       18,927     5,830
                                        -------   -------
                                        $50,075   $32,114
                                        =======   =======

     The following table presents, by various interest rate categories, the amount of certificates of deposit at September 30, 2005 and 2004 and the amounts at September 30, 2005 which mature during the periods indicated.

                                                            AMOUNTS AT SEPTEMBER 30, 2005
                                SEPTEMBER 30,                      MATURING WITHIN
                             -------------------   -----------------------------------------------
Certificates of Deposit        2005       2004     ONE YEAR   TWO YEARS   THREE YEARS   THEREAFTER
-----------------------      --------   --------   --------   ---------   -----------   ----------
                                                     (Dollars in thousands)
2.0% or less                 $ 18,651   $ 67,053    $18,584    $    67      $    --       $    --
2.01% to 3.0%                  44,489     33,906     37,087      6,354        1,048            --
3.01% to 4.0%                  91,595     41,147     32,619     32,769       11,829        14,378
4.01% to 5.0%                  15,262     17,139      3,253     11,269          707            33
5.01% to 6.0%                   3,116      5,491      3,110          6           --            --
6.01% to 7.0%                      --        181         --         --           --            --
                             --------   --------    -------    -------      -------       -------
Total certificate accounts   $173,113   $164,917    $94,653    $50,465      $13,584       $14,411
                             ========   ========    =======    =======      =======       =======

     The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

                                                        SEPTEMBER 30,
                                ------------------------------------------------------------
                                       2005                 2004                 2003
                                ------------------   ------------------   ------------------
                                           AVERAGE              AVERAGE              AVERAGE
                                 AVERAGE     RATE     AVERAGE     RATE     AVERAGE     RATE
                                 BALANCE     PAID     BALANCE     PAID     BALANCE     PAID
                                --------   -------   --------   -------   --------   -------
                                                   (Dollars in thousands)
Passbook accounts               $ 50,574     .94%    $ 50,206     .94%    $ 44,105    1.20%
MMDA accounts                     51,284    1.49       53,054    1.14       51,756    1.42
Certificates of deposit          166,179    2.81      169,834    2.68      178,097    3.24
NOW accounts                      61,051     .65       55,115     .52       55,496     .57
Non-interest-bearing deposits     19,988      --       19,598      --       14,272      --
                                --------    ----     --------    ----     --------    ----
   Total deposits               $349,076    1.81%    $347,807    1.70%    $343,726    2.14%
                                ========    ====     ========    ====     ========    ====

     Borrowings. The Bank may obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in the FHLB and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. At September 30, 2005, the Bank had $169.9 million in outstanding FHLB advances and overnight borrowings. The FHLB advances have certain call features whereby the FHLB of Pittsburgh can call the borrowings after the expiration of certain time frames. The time frames on the callable borrowings are within 12 months. Note 9 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

The following table sets forth certain information regarding our outside borrowings for the periods indicated.

                                                   SEPTEMBER 30,
                                                -------------------
                                                  2005       2004
                                                --------   --------
                                                    (Dollars in
                                                     thousands)
FHLB advances
   Average balance outstanding for the period   $160,265   $152,656
   Maximum outstanding at any month end          167,886    169,890
   Balance outstanding at end of the period      113,170    169,887
   Average interest rate for the period             4.79%      4.66%
   Interest rate at the end of the period           5.19%      4.39%

     In addition, the Company participated in junior subordinated debentures aggregating $21.5 million at September 30, 2005 held by statuary trusts that issued trust preferred securities. See Note 17 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

SUBSIDIARIES

     The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, service corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. It may invest essentially unlimited amounts in subsidiaries deemed operating subsidiaries that can only engage in activities that the Bank is permitted to engage in. Under such limitations, as of September 30, 2005, the Bank was authorized to invest up to approximately $10.3 million in the stock of, or loans to, service corporations. As of September 30, 2005, the net book value of the Bank's investment in stock, unsecured loans, and conforming loans to its service corporations was $40,000.

     At September 30, 2005, in addition to the Bank, the Company has two indirect subsidiaries: FKF Management Corp., Inc. and State Street Services Corp.

     FKF Management Corp., Inc., a Delaware corporation, is a wholly owned operating subsidiary of the Bank established in 1997 for the purpose of managing certain assets of the Bank. Assets under management totaled $155.5 million at September 30, 2005 and were comprised principally of investment and mortgage-related securities.

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

EMPLOYEES

     The Bank had 94 full-time employees and 18 part-time employees as of September 30, 2005. None of these employees is represented by a collective bargaining agreement. The Bank believes that it enjoys excellent relations with its personnel.

REGULATION

     General. Set forth below is a brief description of certain laws and regulations, which are applicable to the Company and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, do not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

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

     The HOLA requires every savings institution subsidiary of a savings and loan holding company to give the OTS at least 30 days' advance notice of any proposed dividends to be made on its guarantee, permanent or other nonwithdrawable stock, or else such capital distribution will be invalid. See "- The Bank - Capital Distributions."

     Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act ("FRA") and OTS regulations issued in connection therewith. Affiliates of a savings institution include, among other entities, the savings institution's holding company and companies that are controlled by or under common control with the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to10% of such association's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes, among other things, the making of loans or extension of credit to an affiliate, purchase of assets, issuance of a guarantee and similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, under OTS regulations no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, (ii) a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary; (iii) a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate; (iv) and covered transactions and certain other transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

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

     Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings association or savings and loan holding company or substantially all of the assets thereof;
(ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary; (iii) acquiring through a merger, consolidation or purchase of assets of another savings institution (or holding company thereof) or acquiring all or substantially all of the assets of another savings institution (or holding company thereof) without prior OTS approval; or
(iv) acquiring control of an uninsured institution except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

     Federal Securities Laws. The Company's Common Stock is registered with the SEC under the Securities Exchange Act of 1934, as amended ("Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

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

     The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" ("RPAF"). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the SEC in regulations promulgated thereby) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to stockholders which will become effective for the fiscal year ended September 30, 2007. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

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

     Insurance of Accounts. The deposits of the Bank are insured to the maximum extent permitted by the Savings Association Insurance Fun ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"), and are backed by the full faith and credit of the U. S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action.

     Under current FDIC regulations, SAIF insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates during the first six months of 2005 ranging from zero for well capitalized, healthy institutions, such as the Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

     In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the SAIF. The assessment rate for the third quarter of 2005 was .0148% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

     Capital requirements. The OTS capital requirements consist of a "tangible capital requirement," a "leverage capital requirement" and a "risk-based capital requirement." The Office of Thrift Supervision is authorized to impose capital requirements in excess of those standards on individual institutions on a case-by-case basis. Under these requirements, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4% (3% if the association receives the OTS's highest rating) of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets, with only a limited exception for purchased mortgage servicing rights ("PMSRs"). Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). In addition, under the Prompt Corrective Action provisions of the OTS regulations, all but the most highly rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. See "- Prompt Corrective Action." At September 30, 2005, the Bank did not have any investment in subsidiaries engaged in impermissible activities and required to be deducted from its capital calculation.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") granted the OTS the authority to prescribe rules for the amount of PMSRs that may be included in a savings association's regulatory capital and required that the value of readily marketable PMSRs included in the calculation of a savings association's regulatory capital not exceed 90% of fair market value and that such value be determined at least quarterly. Under OTS regulations, (i) PMSRs do not have to be deducted from tangible and core regulatory capital, provided that they do not exceed 50% of core capital, (ii) savings associations are required to determine the fair market value and to review the book value of their PMSRs at least quarterly and to obtain an independent valuation of PMSRs annually, (iii) savings associations that desire to include PMSRs in regulatory capital may not carry them at a book value under GAAP that exceeds the discounted value of their future net income stream and
(iv) for purposes of calculating regulatory capital, the amount of PMSRs reported as balance sheet assets should amount to the lesser of 90% of their fair market value, 90% of their original purchase price or 100% of their remaining unamortized book value. At September 30, 2005, the Bank did not have any PMSRs.

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

     Certain exclusions from capital and assets are required for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. However, in calculating regulatory capital, institutions must exclude unrealized losses and gains on securities available for sale, net of taxes, reported as a separate component of capital calculated according to generally accepted accounting principles.

     At September 30, 2005, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 8.9%, 8.9% and 15.1%, respectively. See Note 11 to the Notes to Consolidated Financial Statements included set forth in Item 8 hereof.

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

     The following is a reconciliation of the Bank's equity determined in accordance with GAAP to regulatory tangible, core and risk-based capital at September 30, 2005, 2004 and 2003.

                                    SEPTEMBER 30, 2005             SEPTEMBER 30, 2004             SEPTEMBER 30, 2003
                              -----------------------------  -----------------------------  -----------------------------
                              TANGIBLE    CORE   RISK-BASED  TANGIBLE    CORE   RISK-BASED  TANGIBLE    CORE   RISK-BASED
                               CAPITAL  CAPITAL    CAPITAL    CAPITAL  CAPITAL    CAPITAL    CAPITAL  CAPITAL    CAPITAL
                              --------  -------  ----------  --------  -------  ----------  --------  -------  ----------
                                                                 (Dollars in thousands)
GAAP equity                    $45,606  $45,606    $45,606    $46,535  $46,535    $46,535    $43,852  $43,852    $43,852
General valuation allowances        --       --      3,202         --       --      1,765         --       --      1,712
                               -------  -------    -------    -------  -------    -------    -------  -------    -------
   Total regulatory capital     46,606   45,606     48,808     46,535   46,535     48,300     43,852   43,852     45,564
Minimum capital requirement      7,732   20,619     25,800      8,500   22,667     26,540      8,240   21,972     24,357
                               -------  -------    -------    -------  -------    -------    -------  -------    -------
Excess                         $37,874  $24,987    $23,008    $38,035  $23,868    $21,760    $35,612  $21,880    $21,207
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

     Prompt Corrective Action. Under the prompt corrective action regulations of the OTS, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10% or more, has a Tier I risk-based capital ratio of 6% or more, has a Tier I leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier I risk-based capital ratio of 4% or more and a Tier I leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized,"
(iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4% or a Tier I leverage capital ratio that is less than 4% (3% under certain circumstances),
(iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3% or a Tier I leverage capital ratio that is less than 3%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Under specified circumstances, the OTS may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At September 30, 2005, the Bank met the capital requirements of a "well capitalized" institution under OTS regulations.

     Qualified Thrift Lender Test (the "QTL"). A savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and the implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code"). Currently, the portion of the QTL test that is based on the HOLA rather than the Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing, home equity loans, mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing), stock issued by the FHLB of Pittsburgh, and direct or indirect obligations of the FDIC. In addition, small business loans, credit card loans, student loans and loans for personal, family and household purposes are allowed to be included without limitation as qualified investments. The following assets, among others, also may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination, 100% loans for personal, family and household purposes (other then credit card loans and education loans) (limited to 10% of total portfolio assets) and stock issued by FHLMC or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets.

     A savings institution that does not comply with the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any new advances from its Federal Home Loan Bank, other than special liquidity advances with the approval of the Office of Thrift Supervision; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     At September 30, 2005, approximately 70.3% of the Bank's assets were invested in qualified thrift investments, which was in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.

     Capital Distribution. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for OTS approval of the capital distribution if any of the following occur or would occur as a result of the capital distribution (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the OTS at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

     OTS regulations also prohibit the Bank from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory (or total) capital of the Bank would be reduced below the amount required to be maintained for the liquidation account established by it for certain depositors in connection with its conversion from mutual to stock form.

     Community Reinvestment Act and the Fair Lending Laws. Under the Community Reinvestment Act of 1977, as amended ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The Bank received a satisfactory CRA rating as a result of its last OTS evaluation. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the fair lending laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

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

     Federal Home Loan Bank System. The Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As of September 30, 2005, the Bank has overnight borrowings and advances aggregating $113.2 million from the FHLB or 23.1% of its total liabilities. The Bank currently has the ability to obtain up to $345.0 million additional advances from FHLB of Pittsburgh.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of Pittsburgh, whichever is greater. At September 30, 2005, the Bank had $9.5 million in FHLB stock, which was in compliance with this requirement.

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

     Federal Reserve System. FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 2005, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a FRB, the effect of this reserve requirement is to reduce an institution's earning assets.

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

     Bad Debt Reserves. The Bank is permitted to establish reserves for bad debts and to make annual additions thereto which qualify as deductions from taxable income. The Company, as of October 1, 1996, used the experience method in computing reserves for bad debts (the "Experience Method"). The bad debt deduction allowable under this method is available to small banks with assets less than $500 million. Beginning October 1, 2002, the Company changed its method of computing reserves for bad debts to the specific charge-off method. The bad debt deduction allowable under this method is available to large banks with assets greater than $500 million. Generally, this method allows the Company to deduct an annual addition to the reserve for bad debts equal to it its net charge-offs.

     The Bank treated such change as a change in a method of accounting determined solely with respect to the "applicable excess reserves" of the institution. The amount of applicable excess reserves is taken into account ratably over a six taxable-year period, beginning with the first taxable year beginning after December 31, 1995. For financial reporting purposes, the Company has not incurred any additional tax expense. Amounts that had been previously deferred will be reversed for financial reporting purposes and will be included in the income tax return of the Company, increasing income tax payable. The change from the experience method to the specific charge-off method did not result in a recapture of bad debt reserves for tax purposes in the current year.

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

STATE TAXATION

     The Company and the Bank's subsidiaries are subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate for fiscal 2005 is 9.9 % and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed at the rate of 0.72% of a corporation's capital stock value, which is determined in accordance with a fixed formula.

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

ITEM 2. PROPERTIES.

     At September 30, 2005, the Bank conducted business from its executive offices located in Media, Pennsylvania and six full-service offices located in Delaware and Chester Counties, Pennsylvania. See also Note 7 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

     The following table sets forth certain information with respect to the Bank's offices at September 30, 2005.

                                                     Net Book Value   Amount of
        Description/Address           Leased/Owned     of Property     Deposits
-----------------------------------   ------------   --------------   ---------
                                                        (Dollar in thousands)
Executive Offices:

22 West State Street
Media, Pennsylvania 19063               Owned(1)         $1,717        $ 91,316

Branch Offices:

3218 Edgmont Avenue
Brookhaven, Pennsylvania 19015            Owned             346          74,667

Routes 1 and 100
Chadds Ford, Pennsylvania 19317         Leased(2)            69          27,582

23 East Fifth Street
Chester, Pennsylvania 19013             Leased(3)            75          29,459

31 Baltimore Pike
Chester Heights, Pennsylvania 19017     Leased(4)           664          42,391

106 East Street Road
Kennett Square, Pennsylvania 19348      Leased(5)           690          17,761

5000 Pennell Road
Aston, Pennsylvania 19014               Leased(6)         1,038           8,242

330 Dartmouth Avenue
Swarthmore, Pennsylvania 19081            Owned             183          58,276
                                                         ------        --------
   Total                                                 $4,782        $349,694
                                                         ======        ========

----------
(1)  Also a branch office.

(2) Lease expiration date is September 30, 2010. The Bank has one five-year renewal option.

(3)  Lease expiration date is December 31, 2015.

(4) Lease expiration date is December 31, 2028. The Bank has options to cancel on the 15th, 20th and 25th year of the lease.

(5) Lease expiration date is September 30, 2034. The Bank has one six-year followed by a five-year renewal option.

(6) Branch opened in November 2005. Lease expiration date is December 31, 2033. The Bank has options to cancel on the 15th, 20th and 25th year of the lease.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition and operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) On January 25, 1995 the conversion and reorganization of the Bank and its holding company parent was completed. In connection with the consummation of the Conversion, the Holding Company issued 2,720,000 shares of common stock. As of September 30, 2005, there were 2,023,534 shares of common stock outstanding. As of September 16, 2005, the Holding Company had 411 stockholders of record not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

     The following table sets forth the high and low closing stock prices of the Holding Company's common stock as reported by the Nasdaq Stock Market under the symbol "FKFS" during the periods presented. Price information appears in a major newspaper under the symbol "FstKeyst".

                                YEAR ENDED
                 ---------------------------------------
                 SEPTEMBER 30, 2005   SEPTEMBER 30, 2004
                 ------------------   ------------------
                    HIGH      LOW        HIGH      LOW
                   ------   ------      ------   ------
First Quarter      $23.60   $21.67      $27.45   $26.00
Second Quarter     $24.70   $21.23      $29.00   $26.59
Third Quarter      $21.34   $16.50      $28.99   $23.50
Fourth Quarter     $22.00   $18.25      $24.50   $21.40

     The following schedule summarizes the cash dividends per share of common stock paid by the Holding Company during the periods indicated.

                 YEAR ENDED SEPTEMBER 30,
                 ------------------------
                        2005    2004
                       -----   -----
First Quarter          $0.11   $0.10
Second Quarter          0.11    0.11
Third Quarter           0.11    0.11
Fourth Quarter          0.11    0.11

     On November 22, 2005, the Board of Directors declared a quarterly cash dividend of $0.11 per share of common stock, payable on January 2, 2006, to stockholders of record at the close of business on December 16, 2006. See "Liquidity, Capital Resources and Commitments" set forth in Item 7 hereof and Notes 11 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof for discussion of restrictions on the Holding Company's and the Bank's ability to pay dividends. Also see "Regulation-Capital Distributions" for a discussion of restrictions on the Bank's ability to pay dividends to the Holding Company.

     The information for all equity based and individual compensation arrangements is incorporated by reference from Item 12 hereof.

     (b)  Not applicable.

     (c) Not applicable. As previously disclosed, the Company in the fourth quarter of fiscal 2005 terminated its publicly announced repurchase program to purchase shares of its common stock on the open market. No shares were purchased pursuant to this plan in the fourth quarter of fiscal 2005 prior to its termination. In addition, no shares were repurchased by the Company during the fourth quarter of fiscal 2005 through any other plan or arrangement.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, set forth in Item 8 hereof.

                                                       AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                                ----------------------------------------------------
                                                  2005       2004       2003       2002       2001
                                                --------   --------   --------   --------   --------
(Dollars in thousands, except per share data)
SELECTED FINANCIAL DATA:
Total assets                                    $518,124   $571,919   $559,612   $519,259   $489,680
Loans receivable, net                            301,979    304,248    286,421    288,776    247,664
Mortgage-related securities held to maturity      46,654     37,363      3,487      8,855     11,454
Investment securities held to maturity             4,267      5,287      6,315         --         --
Assets held for sale:
   Mortgage-related securities                    67,527     97,620    124,656     85,674    117,608
   Investment securities                          37,019     63,615     77,700     80,624     62,564
   Loans                                              41        172      4,498        501        225
Real estate owned                                    760      1,229      1,420        248        887
Deposits                                         349,694    344,880    362,605    330,765    311,601
Borrowings                                       113,303    171,149    136,272    126,237    126,234
Junior subordinated debentures                    21,520     21,557     21,593     21,629     16,702
Stockholders' equity                              28,193     29,698     32,388     32,795     30,621
Non-performing assets                              5,812      3,262      2,976      5,386      3,189

SELECTED OPERATIONS DATA:
Interest income                                 $ 27,076   $ 26,143   $ 27,212   $ 30,121   $ 31,860
Interest expense                                  15,768     14,712     16,012     18,250     21,964
                                                --------   --------   --------   --------   --------
Net interest income                               11,308     11,431     11,200     11,871      9,896
Provision for loan losses                          1,780        300        715        540        540
                                                --------   --------   --------   --------   --------
Net interest income
   after provision for loan losses                 9,528     11,131     10,485     11,331      9,356
Service charges and other fees                     1,577      1,235      1,013      1,000        952
Net gain on sales of interest-earning assets         802        968      1,010        415        174
Other non-interest income                          1,210      1,696      1,263        848        820
Non-interest expense                              12,820     12,501     10,400     10,441      8,388
                                                --------   --------   --------   --------   --------
Income before income taxes                           297      2,529      3,371      3,153      2,914
Income tax (benefit) expense                        (313)       326        632        427        443
                                                --------   --------   --------   --------   --------
Net income                                      $    610   $  2,203   $  2,739   $  2,726   $  2,471
                                                ========   ========   ========   ========   ========

PER SHARE DATA:
Basic earnings per share                        $   0.33   $   1.21   $   1.44   $   1.42   $   1.22
Diluted earnings per share                          0.33       1.14       1.35       1.34       1.18
Cash dividends per share                            0.44       0.44       0.40       0.36       0.32

                                                        AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                                      ------------------------------------------
                                                       2005     2004     2003     2002     2001
                                                      ------   ------   ------   ------   ------
(Dollars in thousands, except per share data)
SELECTED OPERATING RATIOS:
Average yield earned on interest-earning assets (1)     5.12%    5.01%    5.48%    6.42%    7.25%
Average rate paid on interest-bearing liabilities       2.96     2.80     3.23     3.91     5.02
Average interest rate spread (1)                        2.16     2.21     2.26     2.52     2.23
Net interest margin (1)                                 2.18     2.23     2.30     2.59     2.32
Ratio of interest-earning assets to interest-
   bearing liabilities                                100.52   100.69   101.44   101.83   101.83
Efficiency ratio (2)                                   86.06    81.55    64.50    66.07    62.46
Non-interest expense as a percent of average assets     2.26     2.23     1.95     2.07     1.78
Return on average assets                                0.11     0.39     0.51     0.54     0.52
Return on average equity                                2.08     7.13     8.39     8.77     8.42
Ratio of average equity to average assets               5.18     5.50     6.12     6.17     6.22
Full-service offices at end of period                      8        7        7        7        7

ASSET QUALITY RATIOS:(3)
Non-performing loans as a percent of gross loans
   receivable                                           1.65%    0.66%    0.53%    1.76%    0.92%
Non-performing assets as a percent of total assets      1.12     0.57     0.53     1.04     0.65
Allowance for loan losses as a percent of gross
   loans receivable                                     1.14     0.67     0.68     0.81     0.87
Allowance for loan losses as a percent of non-
   performing loans                                    68.79   100.29   127.63    45.89    94.74
Net loans charged-off to average loans receivable       0.11     0.08     0.37     0.13     0.16

CAPITAL RATIOS:(3) (4)
Tangible capital ratio                                  8.85%    8.21%    7.98%    8.07%    7.76%
Core capital ratio                                      8.85     8.21     7.98     8.07     7.76
Risk-based capital ratio                               15.13    14.56    14.97    16.17    16.81

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

(4) Reflects regulatory capital ratios of the Holding Company's wholly owned subsidiary, First Keystone Bank.

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

CRITICAL ACCOUNTING POLICIES

     The Company has identified the evaluation of the allowance for loan losses as a critical accounting estimate where amounts are sensitive to material variation. The Company is constantly challenging the methodology, conducting assessments and redefining the process to determine the appropriate level of its allowance for loan losses. Critical accounting estimates are significantly affected by management's judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonable, conditions or assumptions. The allowance for loan losses is considered a critical accounting estimate because there is a large degree of judgment in (i) assigning individual loans to specific risk levels (pass, special mention, substandard, doubtful and loss), (ii) valuing the underlying collateral securing the loans, (iii) determining the appropriate reserve factor to be applied to specific risk levels for criticized and classified loans (special mention, substandard, doubtful and loss) and (iv) determining reserve factors to be applied to pass loans based upon loan type. Management reviews the allowance for loan losses generally on a monthly basis, but at least quarterly. To the extent that loans change risk levels, collateral values change or reserve factors change, the Company may need to adjust its provision for loan losses which would impact earnings. In this framework, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included, among other things, in these qualitative factors are past loss experience, type and volume of loans, changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries, national and local economic conditions, concentrations of credit, and the effect of external factors on the level of estimated credit losses in the current portfolio.

     The determination of the allowance for loan losses requires management to make significant estimates with respect to the amounts and timing of losses and market and economic conditions. Accordingly, a decline in the economy could increase loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional provisions to the loan loss allowance in future periods. The Company will continue to monitor and adjust its allowance for loan losses through the provision for loan losses as economic conditions and other factors dictate. Although the Company maintains its allowance for loan losses at levels considered adequate to provide for the amount of known and inherent loss in its loan portfolio which is both probable and reasonably estimable, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determination as to the amount of its allowance for loan losses is subject to review by the Bank's primary regulator, the Office of Thrift Supervision (the "OTS"), as part of its examination process, which may require the recognition of an adjustment to the allowance for loan losses based on its judgment of information available to it at the time of its examination. To the extent that actual outcomes differ from management's estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

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

     The following table summarizes the Company's interest-earning assets and interest-bearing liabilities as of September 30, 2005 based on certain assumptions management has made that affect the rate at which loans will prepay and the duration of core deposits.

                                                                            More Than    More Than
                                                       Within     Six to     One Year      Three
                                                         Six      Twelve     to Three    Years to    Over Five
                                                       Months     Months      Years     Five Years     Years       Total
                                                      --------   --------   ---------   ----------   ---------   ---------
(Dollars in thousands)
Interest-earning assets:
   Loans receivable, net(1)                           $ 84,251   $ 34,084   $ 65,718    $ 60,609     $ 53,036    $297,698
   Mortgage-related securities                          11,788     12,937     39,263      24,043       26,150     114,181
   Loans held for sale                                      41         --         --          --           --          41
   Investment securities(2)                             14,724         --      9,012       5,748       21,301      50,785
   Interest-earning deposits                             7,834         --         --          --           --       7,834
                                                      --------   --------   --------    --------     --------    --------
   Total interest-earning assets                      $118,638   $ 47,021   $113,993    $ 90,400     $100,487    $470,539
                                                      --------   --------   --------    --------     --------    --------
Interest-bearing liabilities:
   Deposits                                           $ 82,087   $ 61,871   $126,703    $ 65,553     $ 13,480    $349,694
   Borrowed funds                                       16,807          7      5,711      35,026       55,752     113,303
   Junior subordinated debentures                           --         --         --          --       21,520      21,520
                                                      --------   --------   --------    --------     --------    --------
   Total interest-bearing liabilities                 $ 98,894   $ 61,878   $132,414    $100,579     $ 90,752    $484,517
                                                      --------   --------   --------    --------     --------    --------
Excess (deficiency) of interest-earning assets
   over interest-bearing liabilities                  $ 19,744   $(14,857)  $(18,421)   $(10,179)    $  9,735    $(13,978)
                                                      ========   ========   ========    ========     ========    ========
Cumulative excess (deficiency) of interest-earning
   assets over interest-bearing liabilities           $ 19,744   $  4,887   $(13,534)   $(23,713)    $(13,978)
                                                      ========   ========   ========    ========     ========
Cumulative excess (deficiency) of interest-earning
   assets over interest-bearing liabilities as a
   percentage of total assets                             3.81%      0.94%      (2.6)%     (4.58)%     (2.70)%
                                                      ========   ========   ========    ========     ========

----------
(1) Balances have been reduced for non-accruing loans, which amounted to $4.3 million at September 30, 2005.

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

     The table below sets forth the Bank's NPV assuming an immediate change in interest rates of up to 300 basis points and a decline of 100 basis points. Due to the low prevailing interest rate environment, the OTS did not provide a calculation for the minus 300 basis point change in rates. Dollar amounts are expressed in thousands as of September 30, 2005.

                                                      NET PORTFOLIO VALUE
                          NET PORTFOLIO VALUE           AS A % OF ASSETS
                   --------------------------------   -------------------
CHANGES IN RATES               DOLLAR    PERCENTAGE      NPV
 IN BASIS POINTS    AMOUNT     CHANGE      CHANGE       RATIO   CHANGE
----------------   --------   --------   ----------     -----   ------
 300                $44,099   $(20,482)     (32)%        8.76%  (336)bp
 200                 51,985    (12,596)     (20)        10.13   (199)
 100                 59,101     (5,480)      (8)        11.29    (82)
   0                 64,581         --       --         12.12     --
(100)                66,186      1,605        2         12.26     15
(200)                64,021       (560)      (1)        11.78    (33)
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

     The Company is subject to certain market risks and interest rate risks from the time a commitment is issued to originate new loans. In an effort to protect the Company against adverse interest rate movements, at the time an application is taken for a fixed-rate, single-family residential loan, the Company typically enters into an agreement to sell such loan upon closing, or another loan which bears an interest rate within the same interest-rate range, into the secondary market. This is known as a "matched sale" approach and reduces interest-rate risk with respect to these loans. There is still some portion of these loans which may never close for various reasons. However, the agencies the Company sells loans to permit some flexibility in delivering loan product to them. In certain instances, if the loans delivered for sale do not match the characteristics outlined in the forward sale commitments, the gain on sale may be reduced.

CHANGES IN FINANCIAL CONDITION

     GENERAL. Total assets of the Company decreased by $53.8 million, or 9.4%, from $571.9 million at September 30, 2004 to $518.1 million at September 30, 2005. The decrease was primarily due to the deleveraging strategy employed in the fourth quarter of fiscal 2005. The deleveraging strategy resulted in an aggregate reduction in investment and mortgage-related securities available for sale of $56.7 million. The proceeds from the sales of securities from the available for sale portfolios were used to reduce the level of borrowings from the FHLB from $171.1 million at September 30, 2004 to $113.3 million at September 30, 2005.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents, which consists of cash on hand and deposited in other banks in interest-earning and non-interest-earning accounts, amounted to $16.2 million and $18.0 million at September 30, 2005 and 2004, respectively. The $1.8 million, or 10.1%, decrease in cash and cash equivalents was primarily due to general cash overflows in excess of inflows impacted by borrowings as well as the funds being utilized to repay FHLB borrowings.

     INVESTMENT SECURITIES HELD TO MATURITY AND INVESTMENT SECURITIES AVAILABLE FOR SALE. Total investment securities decreased in the aggregate by $27.6 million, or 40.1%, from $68.9 million at September 30, 2004 to $41.3 million at September 30, 2005. The decrease in investment securities resulted from the sale of $30.8 million in investment securities available for sale. The majority of sales represented $19.9 million relating to the Company's asset liability strategy of selling low yielding, fixed-rate investment securities and reinvesting the proceeds into mortgage-related securities. The deleveraging strategy involved the sale of $7.9 million in investment securities available for sale. To a lesser extent, the decrease in investment securities was also due to U.S. agency, municipal and corporate bonds maturing or being called.

     MORTGAGE-RELATED SECURITIES HELD TO MATURITY AND MORTGAGE-RELATED SECURITIES AVAILABLE FOR SALE. Mortgage-related securities held to maturity and mortgage-related securities available for sale decreased in the aggregate by $20.8 million, or 15.4%, to $114.2 million at September 30, 2005 compared to $135.0 million at September 30, 2004. The available for sale portfolio decreased by $30.1 million, or 30.8%, as part of the Company's deleveraging strategy which involved the sale of $39.1 million in low yielding mortgage-related securities with average lives of 2.4 years in order to mitigate margin compression. The held to maturity portfolio increased $9.3 million, or 24.9%, as part of the Company's investment strategy to reinvest the cash flows from the available for sale portfolio into the held to maturity portfolio minimizing the effect of price volatility to the Company's equity as interest rates increase.

     LOANS HELD FOR SALE. At September 30, 2005, $41,000 of commercial business loans were classified as held for sale. At September 30, 2005, there were no fixed-rate single-family residential family loans held for sale compared to $172,000 at September 30, 2004. The decrease reflected the reduction in loan refinancings with the increase in interest rates during the fiscal year. During fiscal year 2005, the Company originated $13.6 million and sold $13.8 million of such loans.

     LOANS RECEIVABLE, NET. Total loans receivable, net, decreased to $302.0 million at September 30, 2005 compared to $304.2 million at September 30, 2004. The decrease was primarily due to a $17.2 million, or 10.5%, decrease in single-family residential loans partially offset by a $13.3 million, or 17.7%, increase in commercial real estate and business loans and $3.1 million, or 7.2%, increase in home equity loans and lines of credit. The Company has continued to sell 30-year fixed-rate mortgages bearing low interest rates into the secondary market in order to minimize interest rate risk in a rising interest rate environment.

     NON-PERFORMING ASSETS. The Company's total non-performing loans and real estate owned increased to $5.8 million, or 1.1% of total assets, at September 30, 2005 compared to $3.3 million, or 0.57% of total assets, at the end of the prior fiscal year. The increase in non-performing assets in fiscal 2005 was attributable to an increase of $3.1 million and $376,000 in non-performing commercial real estate loans and commercial business loans, respectively, partially offset by a decrease of $245,000 and $183,000 in single-family residential and home equity loans, respectively, along with a $469,000 decrease in real estate owned. See Item 1 Business "-Asset Quality."

     DEPOSITS. Deposits increased by $4.8 million, or 1.4%, from $344.9 million at September 30, 2004 to $349.7 million at September 30, 2005. Certificates of deposit increased by $8.2 million, or 5.0%, to $173.1 million representing 49.5% of total deposits at September 30, 2005 from $164.9 million, or 47.8%, of total deposits at September 30, 2004. The increase was partially offset by a $3.4 million, or 1.9%, decrease in the Company's core accounts (non-interest-bearing, NOW, passbook, and MMDA accounts). The increase in certificates of deposit was due to the competitive pricing of the Company's certificates, in particular jumbo certificates, compared to those paid by the competition.

     BORROWINGS. The Company's total borrowings, which primarily consist of advances from the FHLB, decreased to $113.3 million at September 30, 2005 from $171.1 million at September 30, 2004 primarily as the result of the deleveraging strategy pursuant to which the Company used the proceeds from the sale of investment and mortgage-related securities to repay overnight borrowings and term advances in the fourth quarter of 2005. Borrowings had a weighted average interest rate of 5.2% at September 30, 2005 as compared to 4.4% at September 30, 2004. See Note 9 to the Consolidated Financial Statements set forth in Item 8 hereof for further information.

     EQUITY. At September 30, 2005, total stockholders' equity was $28.2 million, or 5.4% of total assets, compared to $29.7 million, or 5.2% of total assets, at September 30, 2004. The decrease was due to a decline in other comprehensive income of $1.9 million primarily due to increases in market rates of interest combined with dividend payments totaling $810,000 partially offset by net income of $610,000 for the fiscal year ended September 30, 2005.

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

                                                                       YEAR ENDED SEPTEMBER 30,
                                   ------------------------------------------------------------------------------------------------
                                     YIELD/               2005                         2004                         2003
                                      COST    ---------------------------  ---------------------------  ---------------------------
                                       AT                         AVERAGE                      AVERAGE                      AVERAGE
                                   SEPT. 30,   AVERAGE             YIELD/   AVERAGE             YIELD/   AVERAGE             YIELD/
                                     2005      BALANCE  INTEREST    COST    BALANCE  INTEREST    COST    BALANCE  INTEREST    COST
                                   ---------  --------  --------  -------  --------  --------  -------  --------  --------  -------
                                                                         (Dollars in thousands)
Interest-earning assets:
   Loans receivable(1)(2)(3)         6.09%    $304,367   $17,926    5.89%  $295,701   $17,529    5.93%  $290,357   $18,937    6.52%
   Mortgage-related securities(3)    4.38      155,292     6,223    4.01    137,256     5,298    3.86    114,833     4,464    3.89
   Investment securities(3)          5.03       63,505     3,099    4.88     83,911     3,597    4.29     84,038     4,094    4.87
   Other interest-earning assets     3.68       11,602       167    1.44     12,056        76    0.63     14,390       120    0.83
                                              --------   -------           --------   -------           --------   -------
      Total interest-earning
         assets                      5.54      534,766    27,415    5.12    528,924    26,500    5.01    503,618    27,615    5.48
                                              --------                     --------   -------           --------   -------
Non-interest-earning assets                     32,543                       32,847                       30,411
                                              --------                     --------                     --------
   Total assets                               $567,309                     $561,771                     $534,029
                                              ========                     ========                     ========
Interest-bearing liabilities:
   Deposits                          2.07     $349,076     6,280    1.80   $347,807     5,910    1.70   $343,727     7,353    2.14
   FHLB advances and other
      borrowings                     5.19      161,382     7,694    4.77    155,932     7,126    4.57    131,136     6,983    5.33
   Junior subordinated debentures    8.81       21,540     1,794    8.33     21,576     1,676    7.77     21,613     1,677    7.76
                                              --------   -------           --------   -------           --------   -------
      Total interest-bearing
         liabilities                 3.10      531,998    15,768    2.96    525,315    14,712    2.80    496,476    16,013    3.22
                                              --------   -------           --------   -------           --------   -------
Interest rate spread                 2.44%                          2.16%                        2.21%                        2.26%
                                     ====                         ======                       ======                       ======
Non-interest-bearing liabilities                 5,918                        5,565                        4,889
                                              --------                     --------                     --------
   Total liabilities                           537,916                      530,880                      501,365
Stockholders' equity                            29,393                       30,891                       32,664
                                              --------                     --------                     --------
Total liabilities and
   stockholders' equity                       $567,309                     $561,771                     $534,029
                                              ========                     ========                     ========
Net interest-earning assets                   $  2,768                     $  3,609                      $ 7,142
                                              ========                     ========                     ========
Net interest income                                      $11,647                      $11,788                      $11,602
                                                         =======                      =======                      =======
Net interest margin(4)                                              2.18%                        2.23%                        2.30%
                                                                  ======                       ======                       ======
Ratio of average interest-earning
   assets to average
   interest-bearing liabilities                                   100.52%                      100.69%                      101.44%
                                                                  ======                       ======                       ======

----------
(1)  Includes non-accrual loans.

(2) Loan fees are included in interest income and the amount is not material for this analysis.

(3)  Includes assets classified as either available for sale or held for sale.

(4)  Net interest income divided by interest-earning assets.

     Although management believes that the above mentioned non-GAAP financial measures enhance an investor's understanding of the Company's business and performance, these non-GAAP financials measures should not be considered an alternative to GAAP. The reconciliation of these non-GAAP financials measures from GAAP to non-GAAP is presented below.

                                                         FOR THE YEAR ENDED SEPTEMBER 30,
                                         ----------------------------------------------------------------
                                                 2005                  2004                  2003
                                         --------------------  --------------------  --------------------
                                                     AVERAGE               AVERAGE               AVERAGE
                                         INTEREST  YIELD/COST  INTEREST  YIELD/COST  INTEREST  YIELD/COST
                                         --------  ----------  --------  ----------  --------  ----------
                                                              (Dollars in thousands)
Investment securities - nontaxable        $ 2,760     4.35%    $ 3,240      3.86%     $ 3,691     4.39%
Tax equivalent adjustments                    339                  357                    403
                                          -------              -------                -------
Investment securities - nontaxable to a
   taxable equivalent yield               $ 3,099     4.88%    $ 3,597      4.29%     $ 4,094     4.87%
                                          =======              =======                =======
Net interest income                       $11,308              $11,431                $11,199
Tax equivalent adjustment                     339                  357                    403
                                          -------              -------                -------
Net interest income, tax equivalent       $11,647              $11,788                $11,602
                                          =======              =======                =======
Net interest rate spread, no tax
   adjustment                                         2.10%                 2.14%                 2.18%
Net interest margin, no tax adjustment                2.11%                 2.16%                 2.22%

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

                                                               YEAR ENDED SEPTEMBER 30,
                                             ------------------------------------------------------------
                                                     2005 VS. 2004                  2004 VS. 2003
                                              INCREASE (DECREASE) DUE TO      INCREASE (DECREASE) DUE TO
                                             ----------------------------   -----------------------------
                                                                  TOTAL                           TOTAL
                                                                INCREASE                        INCREASE
                                              RATE    VOLUME   (DECREASE)     RATE    VOLUME   (DECREASE)
                                             -----   -------   ----------   -------   ------   ----------
Interest-earnings assets:
   Loans receivable(1)                       $(112)  $   509     $  397     $(1,765)    357     $(1,408)
   Mortgage-related securities(1)              208       717        925         (32)    866         834
   Investment securities(1) (2)                658    (1,156)      (498)       (491)     (6)       (497)
   Other interest-earning assets                94        (3)        91         (26)    (18)        (44)
                                             -----   -------     ------     -------   -----     -------
Total interest-earning assets                  848        67        915      (2,314)  1,199      (1,115)
                                             -----   -------     ------     -------   -----     -------
Interest-bearing liabilities:
   Deposits                                    348        22        370      (1,531)     88      (1,443)
   Junior subordinated debentures              121        (3)       118           2      (3)         (1)
   FHLB advances and other borrowings          314       254        568        (429)    572         143
                                             -----   -------     ------     -------   -----     -------
Total interest-bearing liabilities             783       273      1,056      (1,958)    657       1,301
                                             -----   -------     ------     -------   -----     -------
Increase (decrease) in net interest income   $  65   $  (206)    $ (141)    $  (356)    542     $   186
                                             =====   =======     ======     =======   =====     =======

----------
(1)  Includes assets classified as either available for sale or held for sale.

(2) Total decrease in investment securities on a nontaxable equivalent basis would be $(480) and $(451) for the 2005 and the 2004 comparisons, respectively, resulting in a (decrease) increase in net interest income of $(123) and $232, respectively.

RESULTS OF OPERATIONS

     GENERAL. The Company reported net income of $610,000, $2.2 million and $2.7 million for the years ended September 30, 2005, 2004 and 2003, respectively.

     The $1.6 million decrease in net income for the year ended September 30, 2005 compared to the year ended September 30, 2004 was primarily due to a $1.5 million increase in the provision for loan losses partially offset by a decrease of $639,000 in income tax expense. In addition, the decrease also reflected the effects of a $123,000, or 1.1%, decrease in net interest income combined with a $319,000, or 2.6%, increase in non-interest expense combined with a $310,000, or 8.0%, decrease in non-interest income.

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

     NET INTEREST INCOME. Net interest income is determined by the interest rate spread (the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. All yields are reported on a fully tax-equivalent basis (see the tables on the prior page for a recalculation of such percentages in accordance with GAAP). The Company's average interest-rate spread was 2.16%, 2.21% and 2.26% for the years ended September 30, 2005, 2004, and 2003, respectively. The Company's interest-rate spread was 2.44% at September 30, 2005. The Company's net interest margin (net interest income as a percentage of average interest-earning assets) was 2.18%, 2.23% and 2.30% for the years ended September 30, 2005, 2004 and 2003, respectively. During fiscal 2005, the interest rate compression experienced by the Company reflected the impact on the rates paid there on the Company's interest-bearing liabilities as a result of the increases in short-term interest rates. However, during fiscal 2004, the Company's margin compression primarily reflected the effects of the accelerated rate of repayments and prepayments of loans and mortgage-related securities experienced by the Company requiring it to reinvest the resulting proceeds at then current lower market rates of interest without a corresponding decrease in the rates paid on deposits and borrowings. Market rates of interest did not start to increase until the summer of 2004. Thus the full effect of the rise in interest rates was not experienced until fiscal 2005.

     Net interest income decreased to $11.3 million in fiscal 2005 as compared to $11.4 million in fiscal 2004. The $123,000, or 1.1%, decrease came as a result of a $1.1 million, or 7.2%, increase in interest expense partially offset by a $933,000, or 3.6%, increase in interest income. The increase in net interest income was primarily due to the increase in short-term interest rates impacting the rates paid on the Company's interest-bearing core deposits, certificates of deposit and floating-rate borrowings more rapidly than its interest-earning assets.

     For the year ended September 30, 2004, net interest income increased to $11.4 million as compared to $11.2 million in fiscal 2003. The $231,000, or 2.1%, increase came as a result of a $1.3 million, or 8.1%, decrease in interest expense partially offset by a $1.1 million, or 3.9%, decrease in interest income. The increase in net interest income was primarily due to the historically low interest rate environment impacting the rates paid on the Company's interest-bearing core deposits and certificates of deposit which repriced downward to a greater degree than its interest-earning assets.

     INTEREST INCOME. The $933,000, or 3.6%, increase in total interest income during the year ended September 30, 2005 as compared to fiscal 2004 was primarily due to a $925,000, or 17.5%, increase in interest income from mortgage-related securities as a result of a $18.0 million, or 13.1%, increase in the average balance of the mortgage-related securities portfolio combined with a 15 basis point increase in the yield earned. Additionally, interest income on loans increased $397,000, or 2.3%, due to an $8.7 million, or 2.9%, increase in the average balance of the loan portfolio offset partially by a 4 basis point decrease in the average yield earned. The increase in interest income was offset, in part, by a $480,000, or 14.8%, decrease in interest income on investment securities as a result of a $20.4 million, or 24.3%, increase in the average balance offset, in part, by a 59 basis point increase in the yield earned on such assets. The increase in interest income was primarily due to the increase in the overall yield earned on investment and mortgage-related securities resulting from the slowdown of prepayments and the reinvestment of proceeds being reinvested at higher market interest rates.

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

     INTEREST EXPENSE. Total interest expense amounted to $15.8 million for the year ended September 30, 2005 as compared to $14.7 million for fiscal 2004. The $1.1 million, or 7.2%, increase in fiscal 2005 compared to fiscal 2004 reflected a $568,000, or 8.0%, increase in interest expense on borrowings combined with a $370,000, or 6.3%, and $118,000, or 7.0% increase in interest expense on deposits and junior subordinated debentures, respectively. The increase in interest expense on borrowings was due to a $5.5 million increase in the average balance of borrowings along with a 20 basis point increase in the average rate paid. The increase in interest expense on deposits was due primarily to a 10 basis point increase in the average rate paid thereon and, to a lesser degree, a $1.3 million increase in the average balance of deposits. The increase in interest expense on junior subordinated debentures was due to a 56 basis point increase in the average rate paid. The increase in the overall cost of funds was primarily a result of the upwards repricing of certificates of deposit, money market accounts and floating-rate debt due to increases in market rates of interest.

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

     PROVISIONS FOR LOAN LOSSES. The Company establishes provisions for loan losses, which are charges to its operating results, in order to maintain a level of total allowance for losses that management believes covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Management performs reviews generally on a monthly basis, but at least quarterly, in order to identify these known and inherent losses and to assess the overall collection probability for the loan portfolio. Management's reviews consist of a quantitative analysis by loan category, using historical loss experience, and consideration of a series of qualitative loss factors. For each primary type of loan, management establishes a loss factor reflecting our estimate of the known and inherent losses in each loan type using both the quantitative analysis as well as consideration of the qualitative factors. Management's evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the levels of charge-offs and recoveries, the levels of classified and special mention assets, prior loss experience, total loans outstanding, the volume of loan originations, the type, average size, terms and geographic location and concentration of loans held by the Company, the value and the nature of the collateral securing loans, the number of loans requiring heightened management oversight, general economic conditions, particularly as they relate to the Company's primary market area, and trends in market rates of interest. The amount of the allowance for loan losses is an estimate and actual losses may vary from these estimates. Furthermore, the Company's primary banking regulator periodically reviews the Company's allowance for loan losses as an integral part of the examination process. Such agency may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

     For the years ended September 30, 2005, 2004 and 2003, the provisions for loan losses were $1.8 million, $300,000 and $715,000, respectively. During fiscal 2005, the Company significantly increased its provision for loan losses which reflected management's assessment of a number of factors, including, among other things, the significant increase in the level of the Company's non-performing loans including migration in the Company's classification of such assets in substandard, doubtful and special mention categories in the fiscal 2005 period, the increased level of charge-offs, the changing composition of the commercial and multi-family real estate and commercial business loan portfolios as well as extensive discussions with the examination staff in connection with the recent examination of the Company by its primary banking regulator. At September 30, 2005, the Bank had $2.8 million of assets classified as substandard, $3.8 million classified as doubtful, and no assets classified as loss as well as $5.9 million identified as special mention. The Company charged off $344,000 in fiscal 2005 compared to $321,000 in the prior fiscal year. At September 30, 2005, the Company's allowance for loan losses totaled $3.5 million which amounted to 68.8% of total non-performing loans and 1.14% of gross loans receivable. During fiscal 2004, the Company lowered its provision for loan losses primarily due to its assessment of the amount of losses and charge-offs it would incur with respect to non-performing commercial real estate loans. The Company charged off $321,000 in fiscal 2004 compared to $1.1 million in the prior fiscal year. During fiscal 2003, the Company increased its provision for loan losses as compared to fiscal 2002 primarily due to its assessment of the amount of losses it would incur with respect to non-performing commercial real estate loans.

     NON-INTEREST INCOME. For the year ended September 30, 2005, the Company reported non-interest income of $3.6 million compared to $3.9 million for the year ended September 30, 2004, a $310,000 or 8.0% decrease. Non-interest income in fiscal 2004 included a one-time recognition of $550,000 related to a non-recurring real estate fee. In addition, during fiscal 2005, realized gains on sale of securities declined due to market opportunities which existed in fiscal 2004 but not in fiscal 2005 partially offset by an increase in service charges and other fees.

     For the fiscal year ended September 30, 2005, the net gains on sale of investment and mortgage-related securities decreased $205,000 resulting from the reduction in gains due primarily to the rising interest rate environment existing throughout fiscal 2005. This was partially offset by a $342,000, or 27.7%, increase in service charges due to the implementation of additional fee-based deposit services in fiscal 2004. The full effect was not experienced until fiscal 2005.

     During fiscal 2004, service charges increased $222,000, or 21.9%, as compared to fiscal 2003, primarily as a result of the implementation of additional fee-based deposit services in the fourth quarter of fiscal 2004. For the fiscal year ended September 30, 2004, the net gains on sale of investment and mortgage-related securities increased $314,000 as compared to fiscal 2003 resulting from realized gains of $2.0 million on securities partially offset by a $1.1 million pre-tax other-than-temporary impairment of a perpetual preferred security. The increase in non-interest income during fiscal 2004 was also due to a recognition of $550,000 non-recurring real estate fee in connection with a repayment of a commercial real estate loan. Under the terms of the loan, certain additional contingent payments were due upon repayment of the loan in full. The rise in mortgage rates experienced during the last quarter of fiscal 2004 reduced the volume of mortgage refinance activity as compared to fiscal 2003 resulting in a decrease of $356,000 in the gain on sale of loans. The reduced level of mortgage refinance activity also resulted in reduced mortgage broker activity and reduced gains on sale of loans held for sale. In addition, the increase in cash surrender value experienced a slower appreciation decreased $229,000 primarily due to certain insurance policies held by the Bank to fund certain supplemental retirement benefits in the underlying investment of equity securities compared to the same period last year.

     NON-INTEREST EXPENSE. Non-interest expense include salaries and employee benefits, occupancy and equipment expense, Federal Deposit Insurance Corporation
(FDIC) deposit insurance premiums, professional fees, data processing expense, advertising, deposit processing and other items.

     Non-interest expense increased $319,000, or 2.6%, for the year ended September 30, 2005 compared to the year ended September 30, 2004 and was primarily due to a $486,000 prepayment penalty charge resulting from the retirement of certain FHLB convertible advances as part of the Company's deleveraging strategy. In addition, the Company experienced increases of $309,000, or 24.7%, $292,000, or 33.7%, and $105,000, or 5.8%, in occupancy and equipment, professional fees and other non-interest expense, respectively. The increase in occupancy and equipment expense was related to implementation of the Company's branch expansion plans in fiscal 2005. The increase in professional fees was due to the additional auditing and legal fees incurred as a result of complying with additional regulatory requirements combined with professional costs incurred in connection with a non-performing loan. See Item 1 "-Asset Quality." Other non-interest expense increased due to the implementation of a training program as well as increased general administrative expenses. The increase in non-interest expense was partially offset by $716,000, or 10.5%, decrease in compensation and employee benefit expense. During fiscal 2004, the Company funded a non-qualified supplemental retirement plan for certain executive officers of the original ESOP loan through the prepayment of the last installment due on such loan. In addition, during fiscal 2005, expenses incurred in connection real estate operations decreased $200,000. In fiscal 2004, the Company was required to fund a portion of the operations related to a non-performing loan.

     Non-interest expense increased $2.1 million, or 20.2%, for the year ended September 30, 2004 compared to the year ended September 30, 2003 and was primarily due to a $1.4 million, or 27.0%, increase in compensation and employee benefit expense. The increase in compensation and employee benefit expense was attributable to an additional $598,000 expense relating to the funding of a non-qualified supplemental retirement plan for certain executive officers. Additionally, the increase also reflected a $334,000, or 64.7%, increase in the ESOP expense related to the appreciation of the Company's stock value as well as the prepayment of the outstanding loan balance on the original loan. In addition, the Company experienced an increase of $463,000 in compensation and benefit expense due to the hiring of additional personnel to staff a new branch as well as to expand the operations of certain lending areas, provide for merit increases and to fund increased medical insurance premiums. In addition, the increase in non-interest expense for fiscal 2004 was due to increases of $148,000, $188,000 and $204,000 in real estate operations, professional fees and other non-interest expenses, respectively.

     INCOME TAXES. The Company recognized income tax benefit of $313,000, for the year ended September 30, 2005, compared to recognition of income tax expense of $326,000, or 12.9%, of pre-tax income, for the year ended September 30, 2004. The Company recognized income tax expense of $632,000, or 18.7%, of pre-tax income for fiscal 2003. The primary reason for the recognition of an income tax benefit for fiscal 2005 was the reduction in income before income taxes combined with the effects of non-taxable earning assets. Comparing fiscal years 2004 and 2003, the primary reason for the decrease in income tax expense was the reduced level of income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowings and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-related securities prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has the ability to obtain advances from the FHLB of Pittsburgh through several credit programs with the FHLB in amounts not to exceed the Bank's maximum borrowing capacity and subject to certain conditions, including holding a predetermined amount of FHLB stock as collateral. As an additional source of funds, the Company has access to the Federal Reserve discount window, but only after it has exhausted its access to the FHLB of Pittsburgh. At September 30, 2005, the Company had $96.5 million of outstanding advances and $16.8 million of overnight borrowings from the FHLB of Pittsburgh.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products and mortgage-related securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage related and investment securities. At September 30, 2005, the total of approved loan commitments outstanding amounted to $12.7 million. At the same date, commitments under unused lines of credit and loans in process on construction loans amounted to an aggregate of $49.9 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2005 totaled $94.7 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

     The OTS requires that the Bank meet minimum regulatory tangible, core, tier-1 risk-based and total risk-based capital requirements. At September 30, 2005, the Bank exceeded all regulatory capital requirements and met the capital requirements for regulatory purposes. See Note 11 to the Consolidated Financial Statements set forth in Item 8 hereof.

     The Company's assets consist primarily of its investment in the Bank and investments in various corporate debt and equity instruments. Its only material source of income consists of earnings from its investment in the Bank and interest and dividends earned on other investments. The Company, as a separately incorporated holding company, has no significant operations other than serving as the sole stockholder of the Bank and paying interest to its subsidiaries, First Keystone Capital Trust I and II, for junior subordinated debt issued in conjunction with the issuance of trust preferred securities. See Note 17 to the Consolidated Financial Statements set forth in Item 8 hereof. On an unconsolidated basis, the Company has no paid employees. The expenses primarily incurred by the Company relate to its reporting obligations under the Securities Exchange Act of 1934, related expenses incurred as a publicly traded company, and expenses relating to the issuance of the trust preferred securities and the junior subordinated debentures issued in connection therewith. Management believes that the Company has adequate liquidity available to respond to its liquidity demands. Under applicable federal regulations, the Bank may pay dividends to the Company (its sole stockholder) within certain limits after obtaining the approval of the OTS. See Note 11 of the Consolidated Financial Statements set forth in Item 8 hereof.

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

     The Company's contractual cash obligations as of September 30, 2005 are as follows:

                                                  PAYMENTS DUE BY PERIOD:
                                 --------------------------------------------------------
                                            LESS THAN                           MORE THAN
                                   TOTAL      1 YEAR    1-3 YEARS   3-5 YEARS    5 YEARS
                                 --------   ---------   ---------   ---------   ---------
                                                  (DOLLARS IN THOUSANDS)
FHLB borrowings                  $113,171    $16,818      $5,700     $35,030     $55,623
Junior subordinated debentures     21,520         --          --          --      21,520
Operating leases                    3,598        282         591         523       2,202
                                 --------    -------      ------     -------     -------
   Total obligations             $138,289    $17,100      $6,291     $35,553     $79,345
                                 ========    =======      ======     =======     =======

OFF-BALANCE-SHEET OBLIGATIONS

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments (see Note 1 of the Consolidated Financial Statements set forth in Item 8 hereof).

     The Company's contingent liabilities and commitments as of September 30, 2005 are as follows:

                                                          LESS THAN                           MORE THAN
                                                 TOTAL      1 YEAR    1-3 YEARS   3-5 YEARS    5 YEARS
                                                -------   ---------   ---------   ---------   ---------
                                                                 (DOLLARS IN THOUSANDS)
Line of credit(1)                               $34,452    $ 6,835     $   903      $2,242    $24,472
Standby letters of credit                         1,539      1,486          53          --         --
Other commitments to make loans                   9,585      9,585          --          --         --
Undisbursed funds on previous disbursed loans    13,933      1,464      11,672         797         --
                                                -------    -------     -------      ------    -------
   Total                                        $59,509    $19,370     $12,628      $3,039    $24,472
                                                =======    =======     =======      ======    =======

----------
(1) Includes lines of credit for commercial real estate, commercial loans and home equity loans.

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

     At September 30, 2005, the net unrealized loss on its investment and mortgage-related securities was $1.3 million, or 1.2% of the amortized cost basis. The net unrealized gain on its investment assets at September 30, 2004 was $2.7 million, or 1.3% of the amortized cost basis. At September 30, 2005, the net unrealized loss included gross unrealized gains of $1.3 million and gross unrealized losses of $2.6 million. Of the securities in an unrealized loss position, the unrealized loss position longer than 12 months represents $1.2 million, or 3.2% of its amortized cost. Securities with an unrealized loss longer than 12 months have a fair value of $35.3 million, of which $24.8 million are mortgage-related.

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

     Based on our evaluation as of September 30, 2005, the Company does not believe any individual unrealized loss represents an other-than-temporary impairment. In fiscal 2004, the Company recognized a pre-tax other-than-temporary impairment of $1.1 million with respect to one perpetual preferred security. A number of factors, including the magnitude of the drop in the market value of the security below the Company's cost and that recovery was not expected in a reasonable amount of time, resulted in management's determination that the decline in value was other-than-temporary. During fiscal 2005, the perpetual preferred security was sold at a pre-tax realized gain of $250,000.

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

(DELOITTE(R) LOGO)                                   Deloitte Touche LLP
                                                     22nd Floor
                                                     1700 Market Street
                                                     Philadelphia, PA 19103-3984

                                                     Tel: 215-246-2300
                                                     Fax: 215-569-2441
                                                     www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES - MEDIA, PENNSYLVANIA:

We have audited the accompanying consolidated statements of financial condition of First Keystone Financial, Inc. and Subsidiaries (the "Company") as of September 30, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Keystone Financial, Inc. and Subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, in 2004, the Company applied the provisions of Financial Accounting Standards Board Interpretation No. 46(R).

Deloitte Touche LLP
-------------------------------------
Philadelphia, Pennsylvania
December 20, 2005

                                                        Member of
                                                        Deloitte Touche Tohmatsu

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       SEPTEMBER 30,
                                                                                   ---------------------
                                                                                      2005        2004
                                                                                   ---------   ---------
ASSETS
Cash and amounts due from depository institutions                                  $  8,321    $  5,185
Interest-bearing deposits with depository institutions                                7,834      12,790
                                                                                   --------    --------
   Total cash and cash equivalents                                                   16,155      17,975
Investment securities available for sale                                             37,019      63,615
Mortgage-related securities available for sale                                       67,527      97,620
Loans held for sale                                                                      41         172
Investment securities held to maturity - at amortized cost (approximate fair
   value of $4,290 and $5,370 September 30, 2005 and 2004, respectively)              4,267       5,287
Mortgage-related securities held to maturity - at amortized cost
   (approximate fair value of $45,679 and $37,312 at September 30, 2005
   and 2004, respectively)                                                           46,654      37,363
Loans receivable (net of allowance for loan losses of $3,475 and $2,039
   at September 30, 2005 and 2004, respectively)                                    301,979     304,248
Accrued interest receivable                                                           2,435       2,577
Real estate owned                                                                       760       1,229
Federal Home Loan Bank stock, at cost                                                 9,499       9,827
Office properties and equipment, net                                                  4,782       4,275
Deferred income taxes                                                                 2,008         657
Cash surrender value of life insurance                                               16,835      16,110
Prepaid expenses and other assets                                                     8,163      10,964
                                                                                   --------    --------
   Total Assets                                                                    $518,124    $571,919
                                                                                   ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits
      Non-interest-bearing                                                         $ 18,001    $ 21,046
      Interest-bearing                                                              331,693     323,834
                                                                                   --------    --------
         Total deposits                                                             349,694     344,880
   Advances from Federal Home Loan Bank and other borrowings                        113,303     171,149
   Junior subordinated debentures                                                    21,520      21,557
   Accrued interest payable                                                           1,870       1,783
   Advances from borrowers for taxes and insurance                                      839         815
   Accounts payable and accrued expenses                                              2,705       2,037
                                                                                   --------    --------
      Total liabilities                                                             489,931     542,221
                                                                                   --------    --------
Commitments and contingencies (see Note 13 and 14)
Stockholders' Equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
   Common stock, $.01 par value, 20,000,000 shares authorized; issued 2,712,556 shares; outstanding at September 30, 2005 and 2004, 2,023,534
      and 1,927,744 shares, respectively                                                 27          27
Additional paid-in capital                                                           12,920      13,609
Employee stock ownership plan                                                        (3,185)     (3,189)
Treasury stock at cost: 689,022 and 784,812 shares at September 30, 2005
   and 2004, respectively                                                           (10,590)    (11,913)
Accumulated other comprehensive (loss) income                                          (209)      1,734
Retained earnings-partially restricted                                               29,230      29,430
                                                                                   --------    --------
   Total stockholders' equity                                                        28,193      29,698
                                                                                   --------    --------
Total Liabilities and Stockholders' Equity                                         $518,124    $571,919
                                                                                   ========    ========

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED SEPTEMBER 30,
                                                          ------------------------------------
                                                             2005         2004         2003
                                                          ----------   ----------   ----------
INTEREST INCOME:
Interest and fees on loans                                $   17,926   $   17,529   $   18,937
Interest and dividends on:
   Mortgage-related securities                                 6,223        5,298        4,464
   Investment securities:
      Taxable                                                  1,491        2,127        2,295
      Tax-exempt                                                 755          842        1,040
      Dividends                                                  514          271          356
   Interest-bearing deposits                                     167           76          120
                                                          ----------   ----------   ----------
         Total interest income                                27,076       26,143       27,212
                                                          ----------   ----------   ----------
INTEREST EXPENSE:
Interest on:
   Deposits                                                    6,280        5,910        7,352
   Federal Home Loan Bank advances and other borrowings        7,694        7,126        6,983
   Junior subordinated debentures                              1,794        1,676        1,677
                                                          ----------   ----------   ----------
         Total interest expense                               15,768       14,712       16,012
                                                          ----------   ----------   ----------
Net interest income                                           11,308       11,431       11,200
Provision for loan losses                                      1,780          300          715
                                                          ----------   ----------   ----------
Net interest income after provision for loan losses            9,528       11,131       10,485
                                                          ----------   ----------   ----------
NON-INTEREST INCOME:
Service charges and other fees                                 1,577        1,235        1,013
Net gain on sale of:
   Investments and mortgage-related securities                   709          914          600
   Loans held for sale                                            93           54          410
Increase in cash surrender value                                 725          731          960
Other real estate fees                                            --          550           --
Other income                                                     485          415          303
                                                          ----------   ----------   ----------
         Total non-interest income                             3,589        3,899        3,286
                                                          ----------   ----------   ----------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                 6,091        6,807        5,358
Occupancy and equipment                                        1,562        1,253        1,242
Professional fees                                              1,159          867          679
Federal deposit insurance premium                                 48           53           55
Operations of real estate owned                                  (14)         186           38
Data processing                                                  526          478          467
Advertising                                                      413          423          397
Deposit processing                                               638          628          562
Prepayment penalty on FHLB advances                              486           --           --
Other                                                          1,911        1,806        1,602
                                                          ----------   ----------   ----------
         Total non-interest expense                           12,820       12,501       10,400
                                                          ----------   ----------   ----------
Income before income tax (benefit) expense                       297        2,529        3,371
Income tax (benefit) expense                                    (313)         326          632
                                                          ----------   ----------   ----------
         Net income                                       $      610   $    2,203   $    2,739
                                                          ==========   ==========   ==========
Earnings per common share:
   Basic                                                  $     0.33   $     1.21   $     1.44
   Diluted                                                $     0.33   $     1.14   $     1.35
   Weighted average shares - basic                         1,842,434    1,820,137    1,901,682
   Weighted average shares - diluted                       1,871,401    1,937,612    2,028,992

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
(DOLLARS IN THOUSANDS)

                                                                                             ACCUMULATED    RETAINED
                                                      ADDITIONAL                                OTHER       EARNINGS-      TOTAL
                                              COMMON    PAID-IN   EMPLOYEE STOCK  TREASURY  COMPREHENSIVE  PARTIALLY   STOCKHOLDERS'
                                               STOCK    CAPITAL   OWNERSHIP PLAN    STOCK   INCOME (LOSS)  RESTRICTED      EQUITY
                                              ------  ----------  --------------  --------  -------------  ----------  -------------
Balance at October 1, 2002                      $27    $13,609        $  (995)    $ (9,175)    $ 3,200      $26,129       $32,795
                                                ---    -------        -------     --------     -------      -------       -------
Comprehensive income:
Net income                                       --         --             --           --          --        2,739         2,739
Other comprehensive income, net of tax:
   Net unrealized loss on securities
      net of reclassification adjustment(1)      --         --             --           --        (131)          --          (131)
                                                ---    -------        -------     --------     -------      -------       -------
   Comprehensive income                          --         --             --           --          --           --         2,608
                                                ---    -------        -------     --------     -------      -------       -------
ESOP stock committed to be released              --         --            165           --          --           --           165
Excess of fair value above cost of ESOP
   shares committed to be released               --        231             --           --          --           --           231
Exercise of stock options                        --       (410)            --          783          --           --           373
Purchase of treasury stock                       --         --             --       (2,986)         --           --        (2,986)
Dividends paid                                   --         --             --           --          --         (798)         (798)
                                                ---    -------        -------     --------     -------      -------       -------
Balance at September 30, 2003                   $27    $13,430        $  (830)    $(11,378)    $ 3,069      $28,070       $32,388
                                                ===    =======        =======     ========     =======      =======       =======
Comprehensive income:
Net income                                       --         --             --           --          --        2,203         2,203
Other comprehensive income, net of tax:
   Net unrealized loss on securities
      Net of reclassification adjustment(1)      --         --             --           --      (1,335)          --        (1,335)
                                                ---    -------        -------     --------     -------      -------       -------
   Comprehensive income                          --         --             --           --          --           --           868
                                                ---    -------        -------     --------     -------      -------       -------
ESOP stock committed to be released              --         --            220           --          --           --           220
Common stock acquired by stock benefit plan      --         --         (2,579)          --          --           --        (2,579)
Excess of fair value above cost of ESOP
   shares committed to be released               --        417             --           --          --           --           417
Exercise of stock options                        --       (238)            --          804          --           --           566
Purchase of treasury stock                       --         --             --       (1,339)         --           --        (1,339)
Dividends paid                                   --         --             --           --          --         (843)         (843)
                                                ---    -------        -------     --------     -------      -------       -------
Balance at September 30, 2004                   $27    $13,609        $(3,189)    $(11,913)    $ 1,734      $29,430       $29,698
                                                ===    =======        =======     ========     =======      =======       =======
Comprehensive income:
Net income                                       --         --             --           --          --          610           610
Other comprehensive income, net of tax:
   Net unrealized loss on securities
      Net of reclassification adjustment(1)      --         --             --           --      (1,943)          --        (1,943)
                                                ---    -------        -------     --------     -------      -------       -------
   Comprehensive loss                            --         --             --           --          --           --        (1,333)
                                                ---    -------        -------     --------     -------      -------       -------
ESOP stock committed to be released              --         --             76           --          --           --            76
Common stock acquired by stock benefit plan      --         --            (72)          --          --           --           (72)
Excess of fair value above cost of ESOP
   shares committed to be released               --         88             --           --          --           --            88
Exercise of stock options                        --       (777)            --        1,433          --           --           656
Purchase of treasury stock                       --         --             --         (110)         --           --          (110)
Dividends paid                                   --         --             --           --          --         (810)         (810)
                                                ---    -------        -------     --------     -------      -------       -------
Balance at September 30, 2005                   $27    $12,920        $(3,185)    $(10,590)    $  (209)     $29,230       $28,193
                                                ===    =======        =======     ========     =======      =======       =======

(1) Disclosure of reclassification amount, net of tax for the years ended:

                                                                               2005      2004     2003
                                                                             -------   -------   -----
Net unrealized (depreciation) appreciation arising during the year           $(2,411)  $(1,938)  $ 265
Less: reclassification adjustment for net gains included in net income
      (net of tax $241, $311 and $204, respectively)                             468       603     396
                                                                             -------   -------   -----
Net unrealized loss on securities                                            $(1,943)  $(1,335)  $(131)
                                                                             =======   =======   =====

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                                      YEAR ENDED SEPTEMBER 30,
                                                                                 ---------------------------------
                                                                                    2005        2004        2003
                                                                                 ---------   ---------   ---------
OPERATING ACTIVITIES:
   Net income                                                                    $     610   $   2,203   $   2,739
      Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
      Provision for depreciation and amortization                                      534         473         426
      Amortization of premiums and discounts                                           582         540       1,203
      Increase in cash surrender value of life insurance                              (725)       (745)     (1,003)
      (Gain) loss on sales of:
         Loans held for sale                                                           (93)        (54)       (410)
         Investment securities available for sale                                   (1,499)       (619)       (660)
         Mortgage-related securities available for sale                                790        (295)         60
         Real estate owned                                                             (20)         --           1
      Provision for loan losses                                                      1,780         300         715
      Amortization of ESOP                                                             164         637         396
      Deferred income taxes                                                            (81)       (550)        225
      Insurance proceeds on real estate owned                                           29          --          --
      Changes in assets and liabilities which provided (used) cash:
         Origination of loans held for sale                                        (13,620)     (9,671)    (30,995)
         Loans sold in the secondary market                                         13,751       9,814      26,998
         Accrued interest receivable                                                   142          77         317
         Prepaid expenses and other assets                                           2,532      (6,779)     (1,622)
         Accrued interest payable                                                       87         (16)       (138)
         Accrued expenses                                                              668      (1,379)     (1,224)
                                                                                 ---------   ---------   ---------
            Net cash provided by (used in) operating activities                      5,631      (6,064)     (2,972)
                                                                                 ---------   ---------   ---------
INVESTING ACTIVITIES:
   Loans originated                                                               (130,133)   (130,824)   (174,407)
   Purchases of:
      Investment securities available for sale                                      (9,700)     (8,579)    (23,334)
      Investment securities held to maturity                                            --          --      (6,329)
      Mortgage-related securities available for sale                               (41,934)    (22,329)   (132,141)
      Mortgage-related securities held to maturity                                 (18,591)    (37,856)         --
   Redemption (purchase) of FHLB stock                                                 328      (1,533)     (1,723)
   Proceeds from sales of investment and mortgage-related securities available
      for sale                                                                      74,056      16,485      14,600
   Proceeds from sales of real estate owned                                            435         376         150
   Principal collected on loans                                                    130,830     116,894     175,198
   Proceeds from maturities, calls or repayments of:
      Investment securities available for sale                                       3,527      13,454      20,793
      Investment securities held to maturity                                         1,000       1,000          --
      Mortgage-related securities available for sale                                28,006      40,344      83,135
      Mortgage-related securities held to maturity                                   9,110       3,924       5,369
   Purchase of property and equipment                                               (1,041)     (1,321)       (362)
                                                                                 ---------   ---------   ---------
            Net cash provided by (used in) investing activities                     45,893      (9,965)    (39,051)
                                                                                 ---------   ---------   ---------
FINANCING ACTIVITIES:
   Net increase (decrease) in deposit accounts                                       4,814     (17,725)     31,840
   Net (decrease) increase in FHLB advances and other borrowings                   (57,846)     34,877      10,035
   Net increase (decrease) in advances from borrowers for taxes and insurance           24        (143)        126
   Common stock acquired by ESOP                                                       (72)     (2,579)         --
   Proceeds from exercise of stock options                                             656         566         373
   Purchase of treasury stock                                                         (110)     (1,339)     (2,986)
   Cash dividends                                                                     (810)       (843)       (798)
                                                                                 ---------   ---------   ---------
            Net cash (used in) provided by financing activities                    (53,344)     12,814      38,590
                                                                                 ---------   ---------   ---------
Decrease in cash and cash equivalents                                               (1,820)     (3,215)     (3,433)
Cash and cash equivalents at beginning of year                                      17,975      21,190      24,623
                                                                                 ---------   ---------   ---------
Cash and cash equivalents at end of year                                         $  16,155   $  17,975   $  21,190
                                                                                 =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
   Cash payments for interest on deposits and borrowings                         $  15,681   $  14,362   $  16,174
   Cash payments of income taxes                                                       654         959         800
   Fair value adjustment to investments available for sale                              --       1,074          --
   Transfer of loans held for sale to loan portfolio                                    --       4,186          --
   Transfers of loans receivable into real estate owned                                 --         153       2,122

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   NATURE OF OPERATIONS AND ORGANIZATION STRUCTURE

     The primary business of First Keystone Financial, Inc. (the "Company") is to act as the holding company for its principal wholly owned subsidiary, First Keystone Bank (the "Bank"), a federally chartered stock savings association founded in 1934. The Bank has two active subsidiaries, FKF Management Corp., Inc. which manages investment securities, and State Street Services Corporation, which holds an ownership interest in a title company as well as a 51% interest in First Keystone Insurance Services ("First Keystone Insurance"), an insurance agency, which is consolidated into the Company's financial statements. Effective with the adoption of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46 and FIN 46(R) (see "Recent Accounting Pronouncements", below), on December 31, 2003, the Company deconsolidated First Keystone Capital Trust I and First Keystone Capital Trust II, (collectively the "Issuer Trusts"). The Issuer Trusts were formed in connection with the issuance of trust preferred securities.

     The primary business of the Bank is to offer a wide variety of commercial and retail products through its branch system located in Delaware and Chester counties in Pennsylvania. The Bank is primarily supervised and regulated by the Office of Thrift Supervision ("OTS").

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company, the Bank and the Company's and the Bank's wholly owned subsidiaries. In addition, the Company consolidates First Keystone Insurance in which one of the Bank's subsidiaries holds a 51% ownership interest. The Company evaluated Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," and determined the Company operates in one segment and that is Banking. Intercompany accounts and transactions have been eliminated in consolidation.

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

     SECURITIES HELD TO MATURITY AND SECURITIES AVAILABLE FOR SALE

     Securities held to maturity are carried at amortized cost. Securities are designated as held to maturity only if the Company has the positive intent and ability to hold these securities to maturity. Securities available for sale are carried at fair value with the resulting unrealized gains or losses recorded in equity, net of tax. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security. For the years ended September 30, 2005 and 2004, the Company did not maintain a trading portfolio.

     OTHER-THAN-TEMPORARY IMPAIRMENT OF SECURITIES

     Securities are evaluated on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     ALLOWANCE FOR LOAN LOSSES

     An allowance for loan losses is maintained at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent losses in the loan portfolio that are both probable and reasonably estimated. The Company is constantly challenging the methodology, conducting assessments and redefining the process to determine the appropriate level of allowance for loan losses. In establishing the allowance for loan losses, management must use a large degree of judgment in (i) assigning individual loans to specific risk levels (pass, special mention, substandard, doubtful and loss), (ii) valuing the underlying collateral securing the loans,
(iii) determining the appropriate reserve factor to be applied to specific risk levels for criticized and classified loans (special mention, substandard, doubtful and loss) and (iv) determining reserve factors to be applied to pass loans based upon loan type. Management reviews the allowance for loan losses generally on a monthly basis, but at least quarterly. To the extent that loans change risk levels, collateral values change or reserve factors change, the Company may need to adjust its provision for loan losses which would impact earnings. In this framework, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included, among other things, in these qualitative factors are past loss experience, type and volume of loans, changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries, national and local economic conditions, concentrations of credit, and the effect of external factors on the level of estimated credit losses in the current portfolio. While management uses the best information available to make such evaluation, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

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

     Loans secured by residential real estate, including home equity and home equity lines of credit, are classified as nonaccrual at 90 days past due, and are recorded at cost. Loans other than consumer loans are charged-off based on the facts and circumstances of the individual loan. Consumer loans are generally charged-off in the month they become 180 days past due.

     MORTGAGE BANKING ACTIVITIES

     The Company originates mortgage loans held for investment and for sale. At origination, the mortgage loan is identified as either held for sale or for investment. Mortgage loans held for sale are carried at the lower of cost or forward committed contracts (which approximates market).

     At September 30, 2005, 2004 and 2003, loans serviced for others totaled approximately $55,378, $50,862 and $51,547, respectively. Servicing loans for others consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures. Loan servicing income is recorded when earned and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. The Company has fiduciary responsibility for related escrow and custodial funds aggregating approximately $451 and $318 at September 30, 2005 and 2004, respectively.

     The Company assesses the retained interest in the servicing asset or liability associated with the sold loans based on the relative fair values. The servicing asset or liability is amortized in proportion to and over the period during which estimated net servicing income or net servicing loss, as appropriate, will be received. Assessment of the fair value of the retained interest is performed on a quarterly basis. At September 30, 2005 and 2004, mortgage servicing rights totaling $288 and $240, respectively, were included in other assets.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     INCOME RECOGNITION ON LOANS

     Interest on loans is credited to income when earned. Accrual of loan interest is discontinued and a reserve established through a charge to interest income on existing accruals if management believes after considering, among other things, economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. Such interest ultimately collected is credited to income when collection of principal and interest is no longer in doubt.

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

     CASH SURRENDER VALUE OF LIFE INSURANCE

     The Bank funded the purchase of insurance policies on the lives of certain officers and employees of the Bank. The Bank has recognized any increase in cash surrender value of life insurance, net of insurance costs in the consolidated statements of income. The cash surrender value of the insurance policies is recorded as an asset in the statements of financial condition.

     INTEREST RATE RISK

     At September 30, 2005 and 2004, the Company's assets consisted primarily of assets that earned interest at either adjustable or fixed interest rates and the average life of which is longer term. At September 30, 2005, the Bank had interest-earning assets of approximately $468.3 million having a weighted average effective yield of 5.54% and interest-bearing liabilities of approximately $484.5 million with a weighted average cost of 3.10%. These assets were funded primarily with shorter term liabilities that have interest rates which vary over time with market rates and, in some cases, certain call features that are affected by changes in market rates of interest. The shorter duration of the interest-sensitive liabilities indicates that the Company is exposed to interest rate risk because, in a rising rate environment, liabilities will be repricing faster at higher interest rates, thereby reducing the market value of long-term assets and net interest income.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

                                             YEAR ENDED SEPTEMBER 30,
                                        ---------------------------------
                                           2005        2004        2003
                                        ---------   ---------   ---------
Average common shares outstanding       1,842,434   1,820,137   1,901,682
Increase in shares due to options          28,967     117,475     127,310
                                        ---------   ---------   ---------
Adjusted shares outstanding - diluted   1,871,401   1,937,612   2,028,992
                                        =========   =========   =========

     For the years ended September 30, 2005, 2004 and 2003, there were no outstanding options that were antidilutive.

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

     In December 2002, FASB issued SFAS" No. 148, "Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition in connection with a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                          YEAR ENDED SEPTEMBER 30,
                                                          ------------------------
                                                           2005    2004      2003
                                                          -----   ------   ------
Net income, as reported                                   $610    $2,203   $2,739
Add: Total stock-based employee compensation expense
   included in reported net income (net of tax)             --        --       --
Deduct: Total stock-based employee compensation expense
   determined under fair value method (net of tax)         (17)      (20)     (74)
                                                          ----    ------   ------
Pro forma net income                                      $593    $2,183   $2,665
                                                          ====    ======   ======

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income:
   As reported                                          $ 610   $2,203   $2,739
   Pro forma                                              593    2,183    2,665
Net income per common and common equivalent share:
Earnings per common share - diluted
   - As reported                                        $0.33   $ 1.14   $ 1.35
   - Pro forma                                           0.33     1.13     1.31
Weighted average fair value of options granted during
   the period                                           $7.30      N/A   $ 4.83

     The binomial option-pricing model was used to determine the fair value of options at the grant date. Significant assumptions used to calculate the above fair value of the awards are as follows:

                                       SEPTEMBER 30,
                                    ------------------
                                    2005   2004   2003
                                    ----   ----   ----
Risk-free interest rate of return   4.04%   N/A   3.03%
Expected option life (months)        120    N/A    100
Expected volatility                   34%   N/A     27%
Expected dividends                   2.2%   N/A    1.8%

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS No. 123(R)). This Statement revises SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method). The provisions of SFAS No. 123(R) were to be effective for the Company's financial statements issued for the first interim period beginning after June 15, 2005. However, the SEC in April 2005 amended the compliance dates such that SFAS No. 123(R) becomes effective at the beginning of the fiscal year that begins after June 15, 2005. Accordingly, the Company adopted SFAS No. 123(R) on October 1, 2005 and will use the modified prospective method. In management's opinion, the impact of adopting SFAS No. 123(R) will be generally consistent with the impact disclosed above pursuant to the pro forma disclosure requirements of SFAS No. 123.

     OTHER COMPREHENSIVE INCOME

     The Company presents as a component of comprehensive income the amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly as an adjustment to stockholders' equity.

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS

     In April 2004, the FASB issued SFAS Statement No.149, "Amendment of Statement No.133 on Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivatives imbedded in other contracts and hedging activities. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138 and interpreted by the FASB and the Derivative Implementation Group through Statement 133 Implementation Issues, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. In accordance with SFAS No. 149 and SFAS No. 133, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company's derivative instruments outstanding during fiscal year end September 30, 2005 include commitments to fund loans held-for-sale and forward loan sale agreements. Currently, the Company does not have any embedded derivatives and does not employ hedging activities.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     STATEMENT OF CASH FLOWS

     For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits with depository institutions. The Company is required to maintain certain balances at Federal Reserve Bank which amounted to $1,176.

     RECENT ACCOUNTING PRONOUNCEMENTS

     On November 3, 2005, the FASB issued FASB Staff Position ("FSP") Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", and supersedes EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The guidance in this FSP amends SFAS Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The FSP is effective for reporting periods beginning after December 15, 2005. The Company intends to adopt this guidance on January 1, 2006.

     "In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the accounting and reporting requirements for a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle, as well as to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 and requires retrospective application to prior periods' financial statements for most voluntary changes in an accounting principle, unless it is impracticable to do so. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS No. 154.

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

     RECLASSIFICATIONS

     Certain reclassifications have been made to the September 30, 2004 and 2003 consolidated financial statements to conform to the September 30, 2005 presentation. Such reclassifications had no impact on the reported net income.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. INVESTMENT SECURITIES

     The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

                                              SEPTEMBER 30, 2005
                              -------------------------------------------------
                                             GROSS        GROSS     APPROXIMATE
                              AMORTIZED   UNREALIZED   UNREALIZED       FAIR
                                 COST        GAIN         LOSS         VALUE
                              ---------   ----------   ----------   -----------
Available for Sale:
   U.S. Government bonds
      5 to 10 years            $ 1,997      $   --       $ (18)       $ 1,979
   Municipal obligations
      5 to 10 years                130           4          --            134
      Over 10 years             12,633         494         (18)        13,109
   Corporate bonds
      1 to 5 years               1,000          71          --          1,071
      5 to 10 years              2,000          --         (47)         1,953
      Over 10 years              7,990          34         (19)         8,005
   Asset-backed securities
      1 to 5 years                 590           3          --            593
   Mutual funds                  8,846          --        (253)         8,593
   Other equity investments        978         604          --          1,582
                               -------      ------       -----        -------
      Total                    $36,164      $1,210       $(355)       $37,019
                               -------      ------       -----        -------
Held to Maturity:
   Municipal obligations
      5 to 10 years            $ 3,259      $   28       $  --        $ 3,287
   Corporate bonds
      Less than 1 year           1,008          --          (5)         1,003
                               -------      ------       -----        -------
      Total                    $ 4,267      $   28       $  (5)       $ 4,290
                               =======      ======       =====        =======

     Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at September 30, 2005.

                                        LOSS POSITION             LOSS POSITION
                                     LESS THAN 12 MONTHS       12 MONTHS OR LONGER              TOTAL
                                   -----------------------   -----------------------   -----------------------
                                                UNREALIZED                UNREALIZED                UNREALIZED
                                   FAIR VALUE     LOSSES     FAIR VALUE     LOSSES     FAIR VALUE     LOSSES
                                   ----------   ----------   ----------   ----------   ----------   ----------
U.S. Government and agency bonds     $1,979        $(18)       $    --      $  --        $ 1,979      $ (18)
Corporate bonds                       2,642         (24)         1,953        (47)         4,595        (71)
Municipal bonds                         983         (18)            --         --            983        (18)
Mutual fund                              --          --          8,593       (253)         8,593       (253)
                                     ------        ----        -------      -----        -------      -----
Total                                $5,604        $(60)       $10,546      $(300)       $16,150      $(360)
                                     ======        ====        =======      =====        =======      =====

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     At September 30, 2005, investment securities in a gross unrealized loss position for twelve months or longer consist of three securities having an aggregate depreciation of 2.8% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. Mutual funds in an unrealized loss position for 12 months or longer consist of two funds primarily invested in asset-backed securities and have an aggregate depreciation of 2.9%. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of September 30, 2005 represents an other-than-temporary impairment.

     The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

                                                   SEPTEMBER 30, 2004
                                   -------------------------------------------------
                                                  GROSS        GROSS     APPROXIMATE
                                   AMORTIZED   UNREALIZED   UNREALIZED       FAIR
                                      COST        GAIN         LOSS         VALUE
                                   ---------   ----------   ----------   -----------
Available for Sale:
U.S. Government and agency bonds
   1 to 5 years                     $14,694      $   --       $(199)       $14,495
Municipal obligations
   5 to 10 years                        130           6          --            136
   Over 10 years                     11,833         412          --         12,245
Corporate bonds
   Less than 1 year                   1,000          43          --          1,043
   1 to 5 years                       4,968         479          --          5,447
   5 to 10 years                      2,000          --          (5)         1,995
   Over 10 years                      5,341         248          --          5,589
Mutual funds                         14,009          --        (205)        13,804
Asset-backed securities
   1 to 5 years                       1,189           8          --          1,197
Preferred stocks                      3,900          --          --          3,900
Other equity investments              1,755       2,009          --          3,764
                                    -------      ------       -----        -------
   Total                            $60,819      $3,205       $(409)       $63,615
                                    =======      ======       =====        =======
Held to Maturity:
Municipal obligations
   5 to 10 years                    $ 3,260      $   50       $  --        $ 3,310
Corporate Bonds
   Less than 1 year                   1,002          21          --          1,023
   1 to 5 years                       1,025          12          --          1,037
                                    -------      ------       -----        -------
   Total                            $ 5,287      $   83       $  --        $ 5,370
                                    =======      ======       =====        =======

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at September 30, 2004.

                                        LOSS POSITION             LOSS POSITION
                                     LESS THAN 12 MONTHS       12 MONTHS OR LONGER              TOTAL
                                   -----------------------   -----------------------   -----------------------
                                                UNREALIZED                UNREALIZED                UNREALIZED
                                   FAIR VALUE     LOSSES     FAIR VALUE     LOSSES     FAIR VALUE     LOSSES
                                   ----------   ----------   ----------   ----------   ----------   ----------
U.S. Government and agency bonds     $12,544      $(150)       $ 1,951      $ (49)       $14,495      $(199)
Corporate bonds                        1,995         (5)            --         --          1,995         (5)
Mutual fund                               --         --         13,804       (205)        13,804       (205)
                                     -------      -----        -------      -----        -------      -----
Total                                $14,539      $(155)       $15,755      $(254)       $30,294      $(409)
                                     =======      =====        =======      =====        =======      =====

     Based on management's evaluation in fiscal year 2004, the Company recognized a pre-tax other-than-temporary impairment charge of $1,074 resulting from a determination that a $4,974 investment available for sale in Federal Home Loan Mortgage Corporation ("FHLMC") floating rate perpetual preferred stock was impaired due to its decline in value and a determination that it was not expected to recover in the near future. Such loss was included as a component of net gain on sale of investment and mortgage-related securities in the consolidated statements of operations. The FHLMC preferred stock was rated AA-and was fully performing. During fiscal 2005, the security was sold at a pre-tax realized gain of $250.

     For the years ended September 30, 2005, 2004 and 2003, proceeds from sales of investment securities available for sale amounted to $32,282, $9,986 and $7,309, respectively. For such periods, gross realized gains on sales amounted to $1,957, $1,754 and $660, respectively, while gross realized losses amounted to $458, $61 and $0, respectively. The tax provision applicable to these net realized gains amounted to $510, $576 and $224, respectively. Gains are realized and recorded on the specific identification method.

     Investment securities with an aggregate carrying value of $0 and $4,906 were pledged as collateral at September 30, 2005 and 2004, respectively, for financings.

4. MORTGAGE-RELATED SECURITIES

     Mortgage-related securities available for sale and held to maturity are summarized as follows:

                                                         SEPTEMBER 30, 2005
                                         -------------------------------------------------
                                                        GROSS        GROSS     APPROXIMATE
                                         AMORTIZED   UNREALIZED   UNREALIZED       FAIR
                                            COST        GAIN         LOSS         VALUE
                                         ---------   ----------   ----------   -----------
Available for Sale:
   FHLMC pass-through certificates        $    50        $ 3       $    --       $    53
   FNMA pass-through certificates          23,493         51          (364)       23,180
   GNMA pass-through certificates           3,947         12           (39)        3,920
   Collateralized mortgage obligations     41,207          3          (856)       40,374
                                          -------        ---       -------       -------
      Total                               $68,697        $69       $(1,259)      $67,527
                                          =======        ===       =======       =======
Held to Maturity:
   FHLMC pass-through certificates        $17,267        $ 9       $  (371)      $16,905
   FNMA pass-through certificates          29,084          9          (619)       28,474
   Collateralized mortgage obligations        303         --            (3)          300
                                          -------        ---       -------       -------
      Total                               $46,654        $18       $  (993)      $45,679
                                          =======        ===       =======       =======

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Provided below is a summary of mortgage-related securities available for sale and held to maturity which were in an unrealized loss position at September 30, 2005.

                                LOSS POSITION          LOSS POSITION
                             LESS THAN 12 MONTHS    12 MONTHS OR LONGER           TOTAL
                            --------------------   --------------------   ---------------------
                              FAIR    UNREALIZED     FAIR    UNREALIZED     FAIR     UNREALIZED
                             VALUE      LOSSES      VALUE      LOSSES       VALUE      LOSSES
                            -------   ----------   -------   ----------   --------   ----------
Pass-through certificates   $54,321    $  (916)    $14,893     $(477)     $ 69,214    $(1,393)
Collateralized mortgage
   obligations               30,206       (485)      9,873      (374)       40,079       (859)
                            -------    -------     -------     -----      --------    -------
Total                       $84,527    $(1,401)    $24,766     $(851)     $109,293    $(2,252)
                            =======    =======     =======     =====      ========    =======

     At September 30, 2005, mortgage-related securities in a gross unrealized loss position for twelve months or longer consist of fifteen securities having an aggregate depreciation of 3.3% from the Company's amortized cost basis. Management does not believe any individual unrealized loss as of September 30, 2005 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and private institutions. Management believes that market value fluctuations in these securities are dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk associated with these securities, rather than from the deterioration of the creditworthiness of the issuer. Accordingly, management does not believe that any individual unrealized loss as of September 30, 2005 represents an other-than-temporary impairment. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs or until the securities mature.

     Mortgage-related securities available for sale and held to maturity are summarized as follows:

                                                         SEPTEMBER 30, 2004
                                         -------------------------------------------------
                                                        GROSS        GROSS
                                         AMORTIZED   UNREALIZED   UNREALIZED   APPROXIMATE
                                            COST        GAIN         LOSS       FAIR VALUE
                                         ---------   ----------   ----------   -----------
Available for Sale:
   FHLMC pass-through certificates        $ 5,838       $ 15        $ (42)       $ 5,811
   FNMA pass-through certificates          42,805        259         (203)        42,861
   GNMA pass-through certificates           1,250         20           --          1,270
   Collateralized mortgage obligations     47,895        141         (358)        47,678
                                          -------       ----        -----        -------
      Total                               $97,788       $435        $(603)       $97,620
                                          =======       ====        =====        =======
Held to Maturity:
   FHLMC pass-through certificates        $16,226       $ 85        $(101)       $16,210
   FNMA pass-through certificates          20,613         74         (106)        20,581
   Collateralized mortgage obligations        524         --           (3)           521
                                          -------       ----        -----        -------
      Total                               $37,363       $159        $(210)       $37,312
                                          =======       ====        =====        =======

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Provided below is a summary of mortgage-related securities available for sale and held to maturity which were in an unrealized loss position at September 30, 2004.

                                LOSS POSITION          LOSS POSITION
                             LESS THAN 12 MONTHS    12 MONTHS OR LONGER           TOTAL
                            --------------------   --------------------   --------------------
                              FAIR    UNREALIZED     FAIR    UNREALIZED     FAIR    UNREALIZED
                             VALUE      LOSSES      VALUE      LOSSES      VALUE      LOSSES
                            -------   ----------   -------   ----------   -------   ----------
Pass-through certificates   $30,639     $(285)     $ 6,859     $(167)     $37,498     $(452)
Collateralized mortgage
   obligations               26,003      (233)       6,344      (128)      32,347      (361)
                            -------     -----      -------     -----      -------     -----
Total                       $56,642     $(518)     $13,203     $(295)     $69,845     $(813)
                            =======     =====      =======     =====      =======     =====

     The collateralized mortgage obligations contain both fixed and adjustable-rate classes of securities which are repaid in accordance with a predetermined priority. The underlying collateral of the securities consisted of loans which are primarily guaranteed by FHLMC, FNMA and GNMA.

     For the years ended September 30, 2005, 2004 and 2003, proceeds from sales of mortgage-related securities available for sale amounted to $41,774, $7,174 and $7,485, respectively. Gross realized gains amounted to $0, $299 and $39 for the years ended September 30, 2005, 2004 and 2003, respectively. Gross realized losses amounted to $790, $4, and $99 for the years ended September 30, 2005, 2004 and 2003 respectively. The tax provision (benefit) applicable to these net realized gains and losses amounted to $(269), $100 and $(20) for the years ended September 30, 2005, 2004 and 2003, respectively. Gains are realized and recorded on the specific identification method.

     Mortgage-related securities with aggregate carrying values of $15,626 and $17,064 were pledged as collateral at September 30, 2005 and 2004, respectively, for municipal deposits, treasury tax, loan processing and financings (see Note
8).

5. ACCRUED INTEREST RECEIVABLE

     The following is a summary of accrued interest receivable by category:

                               SEPTEMBER 30,
                              ---------------
                               2005     2004
                              ------   ------
Loans                         $1,456   $1,401
Mortgage-related securities      448      524
Investment securities            531      652
                              ------   ------
   Total                      $2,435   $2,577
                              ======   ======

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6. LOANS RECEIVABLE

     Loans receivable consist of the following:

                                     SEPTEMBER 30,
                                  -------------------
                                    2005       2004
                                  --------   --------
Single-family                     $146,745   $163,907
Construction and land               36,828     38,078
Multi-family and commercial         72,376     64,509
Home equity and lines of credit     46,748     43,621
Consumer loans                       1,376      1,471
Commercial loans                    16,085     10,624
                                  --------   --------
   Total loans                     320,158    322,210
Loans in process                   (14,614)   (15,807)
Allowance for loan losses           (3,475)    (2,039)
Deferred loan fees                     (90)      (116)
                                  --------   --------
   Loans receivable net           $301,979   $304,248
                                  ========   ========

     The Company originates loans primarily in its local market area of Delaware and Chester Counties, Pennsylvania to borrowers that share similar attributes. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

     The Company participates in the origination and sale of fixed-rate single-family residential loans in the secondary market. The Company recognized gains on sale of conforming agency loans held for sale of $93, $54 and $410 for fiscal years ended September 30, 2005, 2004 and 2003, respectively.

     The Company offers loans to its directors and senior officers on terms permitted by Regulation O. There were approximately $4,374, $3,812 and $2,597 of loans outstanding to senior officers and directors as of September 30, 2005, 2004 and 2003, respectively. The amount of repayments during the years ended September 30, 2005, 2004 and 2003, totaled $737, $400 and $838, respectively. There were $1,300, $1,614 and $1,380 of new loans granted during fiscal years 2005, 2004 and 2003, respectively.

     The Company had undisbursed portions under consumer and commercial lines of credit as of September 30, 2005 of $26,253 and $9,062, respectively.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company originates both adjustable and fixed interest rate loans and purchases mortgage-related securities in the secondary market. The originated adjustable-rate loans have annual and lifetime interest rate adjustment limitations and are generally indexed to U.S. Treasury securities plus a fixed margin. Future market factors may affect the correlation of the interest rate adjustment with rates the Company pays on the short-term deposits that have been the primary funding source for these loans. The adjustable-rate mortgage-related securities adjust to various national indices plus a fixed margin. At September 30, 2005, the composition of these loans and mortgage-related securities was as follows:

                                   FIXED-RATE

TERM TO MATURITY      BOOK VALUE
-------------------   ----------
1 month to 1 year      $  2,080
1 year to 3 years        10,396
3 years to 5 years       22,691
5 years to 10 years      57,369
Over 10 years           174,169
                       --------
Total                  $266,705
                       ========

                                 ADJUSTABLE-RATE

TERM TO RATE ADJUSTMENT   BOOK VALUE
-----------------------   ----------
1 month to 1 year          $ 62,888
1 year to 3 years            44,654
3 years to 5 years           45,478
                           --------
Total                      $153,020
                           ========

     The following is an analysis of the allowance for loan losses:

                                       YEAR ENDED
                                     SEPTEMBER 30,
                               -------------------------
                                2005     2004      2003
                               ------   ------   -------
Beginning balance              $2,039   $1,986   $ 2,358
Provisions charged to income    1,780      300       715
Charge-offs                      (344)    (321)   (1,102)
Recoveries                         --       74        15
                               ------   ------   -------
Total                          $3,475   $2,039   $ 1,986
                               ======   ======   =======

     At September 30, 2005 and 2004, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $5,052 and $2,033, respectively. At September 30, 2005, non-performing loans consisted of loans that were both individually and collectively evaluated for impairment.

     Loans collectively evaluated for impairment include residential real estate, home equity (including lines of credit) and consumer loans and are not included in the data that follow:

                                                           SEPTEMBER 30,
                                                           -------------
                                                            2005    2004
                                                           ------   ----
Impaired loans with related allowance for loan losses      $3,837    $--
   under SFAS No. 114
Impaired loans with no related allowance for loan losses
   under SFAS No. 114                                          --     --
                                                           ------    ---
      Total impaired loans                                 $3,837    $--
                                                           ======    ===
Valuation allowance related to impaired loans              $  959    $--
                                                           ======    ===

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     At September 30, 2005 and 2004, the Company had impaired loans with a total recorded investment of $3,837 and $0, respectively, and an average recorded investment of $1,279 and $85, respectively. There was $39 and $0 of interest income recognized on these impaired loans during the years ended September 30, 2005 and 2004, respectively. Interest income of approximately $338, $8 and $168, respectively, was not recognized as interest income due to the non-accrual status of loans during fiscal 2005, 2004 and 2003.

7.   OFFICE PROPERTIES AND EQUIPMENT

     Office properties and equipment are summarized by major classification as follows:

                                              SEPTEMBER 30,
                                            -----------------
                                              2005      2004
                                            -------   -------
Land and buildings                          $ 7,372   $ 7,038
Furniture, fixtures and equipment             3,529     4,921
                                            -------   -------
   Total                                     10,901    11,959
Accumulated depreciation and amortization    (6,119)   (7,684)
                                            -------   -------
   Net                                      $ 4,782   $ 4,275
                                            =======   =======

     The future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2005 are as follows:

September 30,
-------------
2006                                   $  282,441
2007                                      287,762
2008                                      303,279
2009                                      309,312
2010                                      214,062
Thereafter                              2,201,431
                                       ----------
Total minimum future rental payments   $3,598,287
                                       ==========

     Leasehold expense was approximately $502, $356 and $375 for the years ended September 30, 2005, 2004 and 2003, respectively.

     Depreciation expense amounted to $534, $473 and $426 for the years ended September 30, 2005, 2004 and 2003, respectively.

8.   DEPOSITS

     Deposits consist of the following major classifications:

                                       SEPTEMBER 30,
                          ---------------------------------------
                                 2005                 2004
                          ------------------   ------------------
                           AMOUNT    PERCENT    AMOUNT    PERCENT
                          --------   -------   --------   -------
Non-interest-bearing      $ 18,001      5.1%   $ 21,046      6.1%
NOW                         65,688     18.8      55,864     16.2
Passbook                    47,139     13.5      51,371     14.9
Money market                45,753     13.1      51,682     15.0
Certificates of deposit    173,113     49.5     164,917     47.8
                          --------    -----    --------    -----
   Total                  $349,694    100.0%   $344,880    100.0%
                          ========    =====    ========    =====

     The weighted average interest rates paid on deposits were 2.07% and 1.66% at September 30, 2005 and 2004, respectively.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Included in deposits as of September 30, 2005 and 2004 were deposits greater than $100 totaling approximately $112,950 and $96,891, respectively. Deposits in excess of $100 are not federally insured.

     At September 30, 2005 and 2004, the Company had pledged certain mortgage-related securities aggregating $15,626 and $17,064, respectively, as collateral for municipal deposits.

     A summary of scheduled maturities of certificates is as follows:

                        SEPTEMBER 30,
                     -------------------
                       2005       2004
                     --------   --------
Within one year      $ 94,653   $ 97,389
One to two years       50,465     32,530
Two to three years     13,584     10,455
Thereafter             14,411     24,543
                     --------   --------
Total                $173,113   $164,917
                     ========   ========

     A summary of interest expense on deposits is as follows:

                          YEAR ENDED SEPTEMBER 30,
                          ------------------------
                           2005     2004     2003
                          ------   ------   ------
NOW                       $  399   $  287   $  316
Passbook                     475      473      530
Money market                 762      606      736
Certificates of deposit    4,644    4,544    5,770
                          ------   ------   ------
   Total                  $6,280   $5,910   $7,352
                          ======   ======   ======

9.   BORROWINGS

     A summary of borrowings is as follows:

                               SEPTEMBER 30,
                            -------------------
                              2005       2004
                            --------   --------
FHLB advances               $ 96,371   $166,387
Repurchase agreements             --      1,110
FHLB overnight borrowings     16,800      3,500
Other                            132        152
                            --------   --------
   Total borrowings         $113,303   $171,149
                            ========   ========

     Advances from the FHLB bear fixed interest rates with remaining periods until maturity, summarized as follows:

                                       SEPTEMBER 30,
                                    ------------------
                                      2005      2004
                                    -------   --------
Over one year through five years    $40,685   $ 80,695
Over five years through ten years    55,500     85,499
Over 10 years                           186        193
                                    -------   --------
                                    $96,371   $166,387
                                    =======   ========

     Included in the table above at September 30, 2005 and 2004 are FHLB advances whereby the FHLB has the option at predetermined times to convert the fixed interest rate to an adjustable rate tied to the London Interbank Offered Rate (LIBOR). At September 30, 2005, substantially all the FHLB advances with the convertible feature are subject to conversion in fiscal 2006. The Company then has the option to prepay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature. The average balance of FHLB advances and overnight borrowings was $160,265 with an average cost of 4.79% for the year ended September 30, 2005.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Advances from the FHLB are collateralized by all FHLB stock, which is carried at cost, owned by the Bank in addition to a blanket pledge of eligible assets in an amount required to be maintained so that the estimated fair value of such eligible assets exceeds, at all times, 110% of the outstanding advances.

     The Company enters into sales of securities under agreements to repurchase. These agreements are recorded as financing transactions, and the obligation to repurchase is reflected as a liability in the consolidated statements of financial condition. The Company retains the right of substitution of collateral throughout the terms of the agreement.

     At September 30, 2005, there were no outstanding repurchase agreements. The average balance of repurchase agreements during the year ended September 30, 2005 was $255 with an average cost of 1.26%. The maximum amount outstanding at any month end during the year ended September 30, 2005 was $1,110.

     At September 20, 2004, outstanding repurchase agreements were secured by U.S. Government securities. The average balance of repurchase agreements during the year ended September 30, 2004 was $2,327 with an average cost of 27 basis points. The maximum amount outstanding at any month end during the year ended September 30, 2004 was $2,884.

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

     Retained earnings at September 30, 2005 and 2004 included approximately $2,500 representing bad debt deductions for which no income tax has been provided.

     Income tax (benefit) expense is comprised of the following:

                   YEAR ENDED
                  SEPTEMBER 30,
              --------------------
               2005    2004   2003
              -----   -----   ----
Federal:
   Current    $(232)  $ 876   $407
   Deferred     (81)   (550)   225
State            --      --     --
              -----   -----   ----
      Total   $(313)  $ 326   $632
              =====   =====   ====

     The tax effect of temporary differences that give rise to significant portions of the deferred tax accounts, calculated at 34%, is as follows:

                                                        SEPTEMBER 30,
                                                      ----------------
                                                       2005      2004
                                                      ------   -------
Deferred tax assets:
   Accelerated depreciation                           $  471   $   402
   Allowance for loan losses                           1,182       695
   Loss on available for sale securities                  --       374
   Unrealized loss on available for sale securities      108        --
   Accrued expenses                                      569       507
                                                      ------   -------
      Total deferred tax assets                       $2,330   $ 1,978
                                                      ======   =======
Deferred tax liabilities:
   Deferred loan fees                                   (253)     (303)
   Unrealized gain on available for sale securities       --      (893)
   Other                                                 (69)     (125)
                                                      ------   -------
      Total deferred tax liabilities                    (322)   (1,321)
                                                      ------   -------
Net deferred income taxes                             $2,008   $   657
                                                      ======   =======

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     From time to time, the Company may be subject to examination by various tax authorities. in jurisdictions in which the Company has its business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted as information becomes available or when an event requiring a change to the reserve occurs. The resolution of tax matters could have an impact on the Company's effective tax rate.

     The Company's effective tax rate is less than the statutory federal income tax rate for the following reasons:

                                                          YEAR ENDED SEPTEMBER 30,
                                      ---------------------------------------------------------------
                                              2005                  2004                  2003
                                      -------------------   -------------------   -------------------
                                               PERCENTAGE            PERCENTAGE            PERCENTAGE
                                                OF PRETAX             OF PRETAX             OF PRETAX
                                      AMOUNT     INCOME     AMOUNT     INCOME     AMOUNT     INCOME
                                      ------   ----------   ------   ----------   ------   ----------
Tax at statutory rate                 $ 101       34.0%     $ 860       34.0%     $1,146      34.0%
Decrease in taxes resulting from:
   Tax exempt interest, net            (231)     (77.8)      (246)      (9.7)       (274)     (8.2)
   Increase in cash surrender value    (194)     (65.3)      (206)      (8.2)       (223)     (6.6)
   Dividend received deduction          (50)     (16.8)       (49)      (1.9)        (45)     (1.3)
   Other                                 61       20.5        (33)      (1.3)         28       0.8
                                      -----     ------      -----       ----      ------      ----
   Total                              $(313)    (105.4)%    $ 326       12.9%     $  632      18.7%
                                      =====     ======      =====       ====      ======      ====

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of tangible and core capital (as defined in the regulations) to adjusted assets (as defined), and of Tier I and total capital (as defined) to average assets (as defined). Management believes, as of September 30, 2005, that the Bank meets all regulatory capital adequacy requirements to which it is subject.

     As of September 30, 2005, the Bank met the capital requirements considered well capitalized under the regulatory framework for prompt corrective action. To be considered as well capitalized, the Bank must maintain minimum total risk-based, Tier-1 risk-based, and Tier-1 core capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                                             WELL CAPITALIZED
                                                                    REQUIRED FOR CAPITAL       UNDER PROMPT
                                                    ACTUAL            ADEQUACY PURPOSE       CORRECTIVE ACTION
                                             --------------------   --------------------   --------------------
                                              AMOUNT   PERCENTAGE    AMOUNT   PERCENTAGE    AMOUNT   PERCENTAGE
                                             -------   ----------   -------   ----------   -------   ----------
At September 30, 2005:
Core Capital (to Adjusted Tangible Assets)   $45,606      8.85%     $20,619      4.0%      $25,774       5.0%
Tier I Capital (to Risk-Weighted Assets)      45,606     14.14          N/A      N/A        19,350       6.0
Total Capital (to Risk-Weighted Assets)       48,808     15.13       25,800      8.0        32,250      10.0
Tangible Capital (to Tangible Assets)         45,606      8.85        7,732      1.5           N/A       N/A

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

At September 30, 2004:
Core Capital (to Adjusted Tangible Assets)   $46,535      8.21%     $22,667      4.0%      $28,334       5.0%
Tier I Capital (to Risk-Weighted Assets)      46,535     14.03          N/A      N/A        19,905       6.0
Total Capital (to Risk-Weighted Assets)       48,300     14.56       26,540      8.0        33,175      10.0
Tangible Capital (to Tangible Assets)         46,535      8.21        8,500      1.5           N/A       N/A

     The Company's capital at September 30, 2005 and 2004 for financial statement purposes differs from tangible, core (leverage), and Tier-1 risk-based capital amounts by $16,973 and $16,767, respectively, representing the inclusion for regulatory capital purposes of unrealized losses on securities available for sale and a portion of capital securities (see Note 17) that qualifies as regulatory capital as well as adjustments to the Bank's capital that do not affect the parent company.

     At September 30, 2005 and 2004, total risk-based capital, for regulatory requirements, was increased by $3,202 and $1,765, respectively, of general loan loss reserves, for a total of $48,800 and $48,300, respectively.

     At the date of the Bank's conversion from the mutual to stock form in January 1995 (the "Conversion"), the Bank established a liquidation account in an amount equal to its retained income as of August 31, 1994. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders (as such terms are defined in the Bank's plan of conversion) who continue to maintain their accounts at the Bank after the Conversion. The liquidation account is reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases in such balances will not restore an eligible account holder's or supplemental eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

     The principal source of cash flow for the Company is dividends from the Bank. Various federal banking regulations and capital guidelines limit the amount of dividends that may be paid to the Company by the Bank. Future payment of dividends by the Bank is dependent on individual regulatory capital requirements, levels of profitability, and safety and soundness concerns. Under current regulatory requirements of the OTS, the Bank is required to apply for approval to dividend funds to the Company. No assurances can be given that such approval, if requested, would be granted. In addition, loans or advances made by the Bank to the Company are generally limited to 10 percent of the Bank's capital stock and surplus on a secured basis, subject to compliance with various collateral and other requirements. Accordingly, at September 30, 2005, funds potentially available for loans or advances by the Bank to the Company amounted to $4,517.

12. EMPLOYEE BENEFITS

     401(K) PROFIT SHARING PLAN

     The Bank's 401(k) profit sharing plan covers substantially all full-time employees of the Company and provides for pre-tax contributions by the employees with matching contributions at the discretion of the Board of Directors determined at the beginning of the calendar year. All amounts are fully vested. For calendar years 2005, 2004 and 2003, the Company matched twenty-five cents for every dollar contributed up to 5% of a participant's salary. The profit sharing expense for the plan was $38, $37 and $38 for the years ended September 30, 2005, 2004 and 2003, respectively.

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     EMPLOYEE STOCK OWNERSHIP PLAN

     In connection with the Conversion, the Company established an employee stock ownership plan ("ESOP") for the benefit of eligible employees. The Company accounts for its ESOP in accordance with AICPA Statement of Position 93-6, "Employers Accounting for Employee Stock Ownership Plans," which requires the Company to recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, this difference is charged or credited to equity as additional paid-in capital. Management expects the recorded amount of expense in any given period to fluctuate from period to period as continuing adjustments are made to reflect changes in the fair value of the ESOP shares. The Company's ESOP, which is internally leveraged, does not report the loans receivable extended to the ESOP as assets and does not report the ESOP debt due the Company. At September 30, 2005, 250,582 shares were committed to be released, of which 6,516 shares have not yet been allocated to participant accounts. The Company recorded compensation and employee benefit expense related to the ESOP of $219, $850 and $516 for the years ended September 30, 2005, 2004 and 2003, respectively.

     RECOGNITION AND RETENTION PLAN

     Under the 1995 Recognition and Retention Plan and Trust (the "RRP"), there are 81,600 shares authorized under the RRP. At September 30, 2005, the Company had awarded 81,600 shares to the Company's non-employee directors and executive officers subject to vesting and other provisions of the RRP. At September 30, 2005, 79,350 shares granted to the plan participants had vested and been distributed.

     STOCK OPTION PLANS

     Under the 1995 Stock Option Plan (the "Option Plan"), common stock totaling 272,000 shares was reserved for issuance pursuant to the exercise of options. During fiscal year 1999, stockholders approved the adoption of the 1998 Stock Option Plan ("1998 Option Plan") (collectively with the Option Plan, the "Plans") which pursuant to which an additional 111,200 shares of common stock were reserved for issuance of which 26,886 were available for future grants at September 30, 2005. Options covering an aggregate of 356,314 shares have been granted to the Company's executive officers, nonemployee directors and other key employees, subject to vesting and other provisions of the Plans. At September 30, 2005, 2004 and 2003, the number of shares exercisable was 67,523, 181,023 and 210,209, respectively, and the weighted average exercise price of those options was $12.47, $9.84 and $9.19, respectively.

     The following table summarizes transactions regarding the stock option plans:

                                                                     WEIGHTED AVERAGE
                                      NUMBER OF        EXERCISE          EXERCISE
                                    OPTION SHARES     PRICE RANGE     PRICE PER SHARE
                                    -------------   --------------   ----------------
Outstanding at October 1, 2002         300,416      $ 7.50 - 16.15        $ 9.56
Granted                                  3,000       16.15 - 16.15         16.15
Exercised                              (62,678)       7.50 - 14.25          8.79
                                      --------      --------------        ------
Outstanding at September 30, 2003      240,738      $ 7.50 - 16.15        $ 9.81
Granted                                     --                  --            --
Exercised                              (54,436)       7.50 - 14.25          8.39
                                      --------      --------------        ------
Outstanding at September 30, 2004      186,302      $ 7.50 - 16.15        $10.26
Granted                                  2,221       19.75 - 21.89         20.14
Exercised                             (108,646)       7.50 - 16.15          8.45
Cancelled                               (3,013)      12.13 - 14.25         12.95
                                      --------      --------------        ------
Outstanding at September 30, 2005       76,864      $ 7.50 - 21.89        $13.01
                                      ========      ==============        ======

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     A summary of the exercise price range at September 30, 2005 is as follows:

                                 WEIGHTED AVERAGE   WEIGHTED AVERAGE
  NUMBER OF        EXERCISE          REMAINING          EXERCISE
OPTION SHARES     PRICE RANGE    CONTRACTUAL LIFE    PRICE PER SHARE
-------------   --------------   ----------------   ----------------
     5,820      $ 7.50 - 10.13         4.07              $ 9.74
    68,823       12.13 - 16.15         4.38               13.05
     2,221       19.75 - 21.89         9.66               20.14
    ------      --------------
    76,864      $ 7.50 - 21.89         4.51              $13.01
    ======      ==============         ====              ======

     SUPPLEMENTAL RETIREMENT BENEFITS

     During fiscal 2004, the Bank implemented a defined contribution supplemental executive retirement plan (the "SERP") covering certain senior executive officers of the Bank. For the initial year of the SERP, the crediting rate on the amounts contributed was established at 5.0% and will remain in effect until such time that the Company's Compensation Committee administering the SERP determines to change it. Upon retirement of a participant, he or she will receive his or her account balance paid out in equal annual payments for a period not to exceed 15 years provided that a participant did not make a prior election to receive his or her distribution in a lump sum. The SERP also provides for the payment of benefits in the event of the death of the participant or the termination of the employment of the participant subsequent to a change in control of the Company.

     In addition, the Bank previously maintained split dollar insurance arrangements with certain senior executive officers. Such arrangements were terminated in December 2003. In March 2005, the Company entered into a Transition, Consulting, Noncompetition and Retirement Agreement with the Company's previous President (the "Agreement"). The Agreement provides for a consulting fee for five years and for payments for a period of ten years beginning upon the commencement of the retirement phase of the agreement. The Agreement provides for full payments in the event of a change in control of the Company. For the fiscal years ended September 30, 2005, 2004 and 2003, the pension expense relating to supplemental retirement benefits was approximately $261, $837 and $444, respectively.

     The Bank also provides supplemental retirement benefits to certain directors and Advisory Board members. The expense relating to these arrangements was approximately $119, $88 and $65 for the years ended September 30, 2005, 2004 and 2003, respectively.

13. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company concurrently adopted the provisions of SFAS No. 133, and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133" on October 1, 2000. The Company adopted the provisions of SFAS No. 149 effective July 1, 2004. The Company's derivative instruments outstanding during fiscal year end September 30, 2005 include commitments to fund loans held-for-sale and forward loan sale agreements.

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

FIRST KEYSTONE FINANCIAL, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     At September 30, 2005, the Company had $315 of loan commitments outstanding related to loans being originated for sale which were subject to interest rate locks. At September 30, 2005, the Company had $315 of forward loan sale agreements. The Company concluded that the fair value of these derivative instruments involving loan commitments was not material to the consolidated statements of the financial condition and operations of the Company as of and for the year ended September 30, 2005.

14. COMMITMENTS AND CONTINGENCIES

     The Company has outstanding loan commitments, excluding undisbursed portion of loans in process and equity lines of credit, of approximately $12,742 and $2,239 as of September 30, 2005 and 2004, respectively, all of which are expected to be funded within four months. Of these commitments outstanding, the breakdown between fixed and adjustable-rate loans is as follows:

                                             SEPTEMBER 30,
                                           ----------------
                                             2005     2004
                                           -------   ------
Fixed-rate (ranging from 5.24% to 8.20%)   $ 2,721   $1,924
Adjustable-rate                             10,021      315
                                           -------   ------
   Total                                   $12,742   $2,239
                                           =======   ======

     Depending on cash flow, interest rate, risk management and other considerations, longer term fixed-rate residential loans are sold in the secondary market. There were approximately $315 and $1,256 in outstanding commitments to sell loans at September 30, 2005 and 2004, respectively.

     The Bank currently has the ability to obtain up to $345.0 million additional advances from FHLB of Pittsburgh.

     There may be various claims and pending actions against the Company and its subsidiaries arising out of the conduct of its business. In the opinion of the Company's management and based upon advice of legal counsel, the resolution of these matters is not expected to have a material adverse impact on the consolidated financial position or the results of operations of the Company and its subsidiaries.

15. RELATED PARTY TRANSACTIONS

     The Company retains the services of a law firm in which one of the Company's directors is a member. In addition to providing general legal counsel to the Company, the firm also prepares mortgage documents and attends loan closings for which it is paid directly by the borrower.

     The Company utilizes two of the Company's directors as consultants on various real estate and general business matters. In addition, one of the Company's board members has an interest in an insurance agency, First Keystone Insurance Services, LLC, in which one of the Bank's subsidiaries has a 51% ownership interest.

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

                                                   SEPTEMBER 30,
                                   ---------------------------------------------
                                            2005                    2004
                                   ---------------------   ---------------------
                                   CARRYING/   ESTIMATED   CARRYING/   ESTIMATED
                                    NOTIONAL      FAIR      NOTIONAL      FAIR
                                     AMOUNT      VALUE       AMOUNT      VALUE
                                   ---------   ---------   ---------   ---------
Assets:
   Cash and cash equivalents       $ 16,155    $ 16,155     $ 17,975   $ 17,975
   Investment securities             41,286      41,309       68,902     68,985
   Loans                            301,979     298,228      304,248    299,287
   Loans held for sale                   41          41          172        172
   Mortgage-related securities      114,181     113,206      134,983    134,932
   FHLB stock                         9,499       9,499        9,827      9,827
Liabilities:
   Passbook deposits                 47,139      47,139       51,371     51,371
   NOW and money market deposits    111,441     111,441      107,546    107,546
   Certificates of deposit          173,113     169,801      164,917    163,801
   Borrowings                       113,303     112,827      171,149    171,416
   Off balance sheet commitments     62,671      62,671       51,921     51,921

        The fair value of cash and cash equivalents is their carrying value due to their short-term nature. The fair value of investment and mortgage-related securities is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services. The fair value of loans is estimated, based on present values using approximate current entry value interest rates, applicable to each category of such financial instruments. The fair value of FHLB stock approximates its carrying amount.

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

     No adjustment was made to the entry-value interest rates for changes in credit performing commercial real estate and business loans, construction loans, and land loans for which there are no known credit concerns. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the performing commercial, construction, and land loan portfolios for which there are no known credit concerns, result in a fair valuation of such loans on an entry-value basis. The fair value of non-performing loans, with a recorded book value of approximately $5,052 and $2,033 (which are collateralized by real estate properties with property values in excess of carrying amounts) as of September 30, 2005 and 2004, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2005 and 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2005 and 2004 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

FIRST KEYSTONE FINANCIAL, INC.

(Dollars in thousands, except per share data)

17.  CAPITAL SECURITIES

     On August 21, 1997, First Keystone Capital Trust I (the "Trust"), a trust formed under Delaware law, that is a subsidiary of the Company, issued $16.2 million of preferred securities (the "Preferred Securities") at an interest rate of 9.7%, with a scheduled maturity of August 15, 2027. The Company owns all the common stock of the Trust. The proceeds from the issue were invested in Junior Subordinated Debentures (the "Debentures") issued by the Company. The Debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. On November 15, 2001, the Company purchased $3.5 million of the Preferred Securities. Debentures represent the sole assets of the Trust. Interest on the Preferred Securities is cumulative and payable semiannually in arrears. The Company has the option, subject to required regulatory approval, if any, to prepay the securities beginning August 15, 2007. The Company has, under the terms of the Debentures and the related Indenture as well as the other operative corporate documents, agreed to irrevocably and unconditionally guarantee the Trust's obligations under the Debentures. The Company made a capital contribution of approximately $6.0 million of the net proceeds to the Bank to support the Bank's lending activities.

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

     The Company had previously established Issuer Trusts that issued guaranteed preferred beneficial interests in the Company's junior subordinated debentures. Prior to FIN 46 and FIN 46 (R), the Company classified its Issuer Trusts after total liabilities and before shareholders' equity on its consolidated statements of financial condition under the caption "Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt" and the retained common capital securities of the Issuer Trusts were eliminated against the Company's investment in the Issuer Trusts. Distributions on the preferred securities were recorded as non-interest expense on the consolidated statements of operations.

     As a result of the adoption of FIN 46 and FIN 46 (R), the Company deconsolidated all the Issuer Trusts. As a result, the junior subordinated debentures issued by the Company to the Issuer Trusts, totaling $21.5 million, are reflected in the Company's consolidated statements of financial condition in the liabilities section at September 30, 2005, under the caption "Junior Subordinated Debentures." The Company records interest expense on the corresponding debentures in its consolidated statements of operations. The Company also recorded the common capital securities issued by the Issuer Trusts in "Prepaid expenses and other assets" in its consolidated statements of financial condition at September 30, 2005.

FIRST KEYSTONE FINANCIAL, INC.

(Dollars in thousands, except per share data)

18.  PARENT COMPANY ONLY FINANCIAL INFORMATION

     Condensed financial statements of First Keystone Financial, Inc. are as follows:

     CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                SEPTEMBER 30,
                                              -----------------
                                                2005      2004
                                              -------   -------
Assets:
   Interest-bearing deposits                  $ 2,098   $   426
   Investment securities available for sale     1,582     3,764
   Investment in subsidiaries                  46,177    47,921
   Other assets                                 1,311       414
                                              -------   -------
Total assets                                  $51,168   $52,525
                                              =======   =======
Liabilities and Stockholders' Equity:
   Junior subordinated debentures             $21,520   $21,557
   Other liabilities                            1,455     1,270
                                              -------   -------
   Total liabilities                           22,975    22,827
Stockholders' equity                           28,193    29,698
                                              -------   -------
Total liabilities and stockholders' equity    $51,168   $52,525
                                              =======   =======

CONDENSED STATEMENTS OF OPERATIONS

                                            YEAR ENDED SEPTEMBER 30,
                                            ------------------------
                                             2005     2004     2003
                                            ------   ------   ------
Interest and dividend income:
   Dividends from subsidiary                $   11   $    9   $    9
   Loan to ESOP                                192       59       79
   Interest and dividends on investments       280      173      286
   Interest on deposits                         13       17       50
                                            ------   ------   ------
      Total interest and dividend income       496      258      424
Interest on debt and other borrowed money    1,794    1,676    1,677
Other income                                 1,256    1,393      241
Operating expenses                             183      210      194
Equity in earnings of subsidiaries             770    2,369    3,543
                                            ------   ------   ------
Income before income taxes                     545    2,134    2,337
Income tax benefit                             (65)     (69)    (402)
                                            ------   ------   ------
Net income                                  $  610   $2,203   $2,739
                                            ======   ======   ======

FIRST KEYSTONE FINANCIAL, INC.

(Dollars in thousands, except per share data)

CONDENSED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED SEPTEMBER 30,
                                                                  ---------------------------
                                                                    2005      2004      2003
                                                                  -------   -------   -------
Cash flows from operating activities:
   Net income                                                     $   610   $ 2,203   $ 2,739
   Adjustment to reconcile net income to cash provided by
      (used in) operations:
   Equity in earnings of subsidiaries                                (770)   (2,369)   (3,543)
   Amortization of common stock acquired by stock benefit plans       164       637       396
   Gain on sales of investment securities available for sale       (1,133)   (1,390)     (241)
   Amortization of premium                                            (37)      (37)       26
   (Increase) decrease in other assets                               (897)      675       709
   Decrease (increase) in other liabilities                           660      (159)      165
                                                                  -------   -------   -------
         Net cash (used in) provided by operating activities       (1,403)     (440)      251
                                                                  -------   -------   -------
Cash flows from investing activities:
   Purchase of investments available for sale                          --      (578)       --
   Dividend from subsidiary                                         1,500        --        --
   Proceeds from calls or repayments of investment securities          --       500     1,100
   Proceeds from sale of investments available for sale             1,911     3,339     1,591
                                                                  -------   -------   -------
         Net cash provided by investing activities                  3,411     3,261     2,691
                                                                  -------   -------   -------
Cash flows from financing activities:
   Purchase of treasury stock                                        (110)   (1,339)   (2,986)
   Common stock acquired by ESOP                                      (72)   (2,579)       --
   Dividends paid                                                    (810)     (843)     (798)
   Proceeds from exercise of  stock options                           656       566       373
                                                                  -------   -------   -------
         Net cash used in financing activities                       (336)   (4,195)   (3,411)
                                                                  -------   -------   -------
   Increase (decrease) in cash                                      1,672    (1,374)     (469)
   Cash at beginning of year                                          426     1,800     2,269
                                                                  -------   -------   -------
   Cash at end of year                                            $ 2,098   $   426   $ 1,800
                                                                  =======   =======   =======

FIRST KEYSTONE FINANCIAL, INC.

(Dollars in thousands, except per share data)

19.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Unaudited quarterly financial data for the years ended September 30, 2005 and 2004 is as follows:

                                                    2005                                   2004
                                    -----------------------------------     ---------------------------------
                                      1ST      2ND      3RD       4TH         1ST      2ND      3RD      4TH
                                      QTR      QTR      QTR       QTR         QTR      QTR      QTR      QTR
                                    ------   ------   -------   -------     ------   ------   ------   ------
Interest income                     $6,635   $6,779   $ 6,788   $ 6,875     $6,636   $6,439   $6,505   $6,563
Interest expense                     3,815    3,818     3,963     4,173      3,740    3,666    3,586    3,720
                                    ------   ------   -------   -------     ------   ------   ------   ------
Net interest income                  2,820    2,961     2,825     2,702      2,896    2,773    2,919    2,843
Provision for loan losses               45       45     1,645        45         75       75       75       75
                                    ------   ------   -------   -------     ------   ------   ------   ------
Net income after
   provision for loan losses         2,775    2,916     1,180     2,657      2,821    2,698    2,844    2,768
Non-interest income                    899    1,101       683       906      1,064    2,169      575       91
Non-interest expense                 3,046    3,204     2,946     3,624(1)   2,933    4,094    2,646    2,827
                                    ------   ------   -------   -------     ------   ------   ------   ------
Income (loss) before income taxes      628      813    (1,083)      (61)       952      773      773       32
Income tax expense (benefit)           105      175      (470)     (123)       209      146      146     (175)
                                    ------   ------   -------   -------     ------   ------   ------   ------
Net income (loss)                   $  523   $  638   $  (613)  $    62     $  743   $  627   $  627   $  207
                                    ======   ======   =======   =======     ======   ======   ======   ======

Per Share:
   Earnings per share - basic       $ 0.29   $ 0.35   $(0.33)   $  0.03     $ 0.40   $ 0.34   $ 0.34   $ 0.12
   Earnings per share - diluted     $ 0.28   $ 0.34   $(0.32)   $  0.03     $ 0.37   $ 0.32   $ 0.32   $ 0.11
   Dividend per share               $ 0.11   $ 0.11   $ 0.11    $  0.11     $ 0.11   $ 0.11   $ 0.11   $ 0.11

----------
(1) As part of the deleveraging strategy, the Company repaid certain FHLB advances resulting in a pre-tax prepayment penalty of $468.

Earnings per share are computed independently for each period presented. Consequently, the sum of the quarters may not equal the total earnings per share for the year.

Certain reclassifications have been made to the quarters presented to conform to the presentation. Such reclassifications had no impact on the reported net income.

                                      ****

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9-A. CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of the Company's management, including its chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2005. Based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that these controls and procedures are designed to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

     No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth fiscal quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9-B. OTHER INFORMATION.

     There is no information to be reported on Form 8-K that has not already been reported pursuant thereto.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required herein with respect to directors and executive officers of the Company is incorporated by reference from the information contained in the sections captioned "Information with Respect to Nominees for Director, Directors Whose Terms Continue and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 25, 2006 (the "Proxy Statement"), a copy of which will be filed with the SEC within 120 days of the end of the Company's fiscal year.

     The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Ethics was included as Exhibit 99.1 to the Annual Report on Form 10-K for the year ended September 30, 2004 filed with the SEC.

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

     EQUITY COMPENSATION PLAN INFORMATION. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of September 30, 2005.

                                  Number of Shares to be Issued Upon       Weighted Average     Number of Shares Remaining Available
                                  the Exercise of Outstanding Options,    Exercise Price of    for Future Issuance (Excluding Shares
         Plan Category                     Warrants and Rights           Outstanding Options       Reflected in the First Column)
-------------------------------   ------------------------------------   -------------------   -------------------------------------
Equity Compensation Plans
   Approved by Security Holders                  76,864                         $13.01                         26,886

Equity Compensation Plans Not
   Approved by Security Holders                      --                             --                             --
                                                 ------                         ------                         ------
      Total                                      76,864                         $13.01                         26,886
                                                 ======                         ======                         ======

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required herein is incorporated by reference from the information contained in the section captioned "Transactions with Certain Related Persons" in the Registrant's Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The information required herein is incorporated by reference from the information contained in the section captioned "Ratification of Appointment of Auditors" in the Registrant's Proxy Statement.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     (a)  Documents filed as part of this Report.

     (1) The following documents are filed as part of this report and are incorporated herein by reference from Item 8 hereof.

          Report of Independent Registered Public Accounting Firm.

          Consolidated Statements of Financial Condition at September 30, 2005 and 2004.

          Consolidated Statements of Operations for the Years Ended September 30, 2005, 2004 and 2003.

          Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 2005, 2004 and 2003.

          Consolidated Statements of Cash Flows for the Years Ended September 30, 2005, 2004 and 2003.

          Notes to the Consolidated Financial Statements.

     (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

     (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

  No    Description
-----   -----------
3.1     Amended and Restated Articles of Incorporation of First Keystone
        Financial, Inc. 1

3.2     Amended and Restated Bylaws of First Keystone Financial, Inc. 1

4.1     Specimen Stock Certificate of First Keystone Financial, Inc. 1

4.2     Instrument defining the rights of security holders **

10.1    Employment Agreement between First Keystone Financial, Inc. and Thomas
        M. Kelly dated December 1, 2004. 2,*

10.2    Severance Agreement between First Keystone Financial, Inc. and Elizabeth
        M. Mulcahy dated December 1, 2004. 2,*

10.3    Severance Agreement between First Keystone Financial, Inc. and Carol
        Walsh dated December 1, 2004. 2,*

10.4    1995 Stock Option Plan. 3, *

10.5    1995 Recognition and Retention Plan and Trust Agreement 4,*

10.6    1998 Stock Option Plan 4, *

10.7 Employment Agreement between First Keystone Bank and Thomas M. Kelly dated December 1, 2004 2, *

10.8 Severance Agreement between First Keystone Bank and Elizabeth M. Mulcahy dated December 1, 2004 2, *

10.9    Severance Agreement between First Keystone Bank and Carol Walsh dated
        December 1, 2004 2, *

10.10   First Keystone Bank Supplemental Executive Retirement Plan 5,*

10.11   Consulting Agreement between First Keystone Bank and Edmund Jones 6,*

10.12   Amendment No. 1 to the Employment Agreement between First Keystone
        Financial, Inc. and Thomas M. Kelly. 7,*

10.13 Amendment No. 1 to the Employment Agreement between First Keystone Bank and Thomas M. Kelly. 7,*

10.14 Transition, Consulting, Noncompetition and Retirement Agreement by and between First Keystone Financial, Inc., First Keystone Bank and Donald
        S. Guthrie. 8,*

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

31.1    Section 302 Certification of Chief Executive Officer

31.2    Section 302 Certification of Chief Financial Officer

32.1    Certification of Chief Executive Officer pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002

32.2    Certification of Chief Financial Officer pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002

99.1    Codes of Ethics 9

----------
(1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-84824) filed by the Registrant with the SEC on October 6, 1994, as amended.

(2) Incorporated by reference from Exhibits 10.5, 10.6, 10.8, 10.14, 10.15 and 10.16, respectively, in the Form 8-K filed by the Registrant with the SEC on December 7, 2004 (File No. 000-25328).

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

(7) Incorporated by reference from Exhibits 10.19 and 10.20, respectively, in the Form 8-K filed by the Registrant with the SEC on March 29, 2005.

(8) Incorporated by reference from Exhibit 10.21 in the Form 8-K filed by the Registrant with the SEC on March 29, 2005.

(9) Incorporated by reference from the Form 10-K filed by the Registrant with the SEC on December 23, 2004.

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

                                        FIRST KEYSTONE FINANCIAL, INC.


                                        By: /s/ Thomas M. Kelly
                                            ------------------------------------
                                        Thomas M. Kelly
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Donald S. Guthrie                   December 27, 2005
-------------------------------------
Donald S. Guthrie
Chairman of the Board


/s/ Thomas M. Kelly                     December 27, 2005
-------------------------------------
Thomas M. Kelly
President and Chief Executive Officer
(Principal Executive Officer)


/s/ Edward Calderoni                    December 27, 2005
-------------------------------------
Edward Calderoni
Director


/s/ Edmund Jones                        December 27, 2005
-------------------------------------
Edmund Jones
Director


/s/ Donald G. Hosier, Jr.               December 27, 2005
-------------------------------------
Donald G. Hosier, Jr.
Director


/s/ Marshall J. Soss                    December 27, 2005
-------------------------------------
Marshall J. Soss
Director


/s/ William J. O'Donnell                December 27, 2005
-------------------------------------
William J. O'Donnell
Director


/s/ Bruce C. Hendrixson                 December 27, 2005
-------------------------------------
Bruce C. Hendrixson
Director


/s/ Jerry A. Naessens                   December 27, 2005
-------------------------------------
Jerry A. Naessens
Director


/s/ Rose M. DiMarco                     December 27, 2005
-------------------------------------
Rose M. DiMarco
Senior Vice President and Chief
Financial Officer
(Principal Financial and Accounting
Officer)


88