Form 10-Q
period 2005-12-31
FIRST KEYSTONE FINANCIAL INC
filed 2006-02-14
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by checkmark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No   X
                                     -----    -----

Number of shares of Common Stock outstanding as of February 9, 2006: 2,023,874

Transitional Small Business Disclosure Format Yes       No   X
                                                  -----    -----

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                            PAGE
                                                                            ----
PART I       FINANCIAL INFORMATION:

   Item 1.   Financial Statements

             Unaudited Consolidated Statements of Financial Condition as
             of December 31, 2005 and September 30, 2005                      1

             Unaudited Consolidated Statements of Income for the Three
             Months Ended December 31, 2005 and 2004                          2

             Unaudited Consolidated Statement of Changes in Stockholders'
             Equity for the Three Months Ended December 31, 2005              3

             Unaudited Consolidated Statements of Cash Flows for the
             Three Months Ended December 31, 2005 and 2004                    4

             Notes to Unaudited Consolidated Financial Statements             5

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                      12

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk.     17

   Item 4.   Controls and Procedures                                         18

PART II      OTHER INFORMATION

   Item 1.   Legal Proceedings                                               19

   Item 1A   Risk Factors                                                    19

   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     19

   Item 3.   Defaults Upon Senior Securities                                 19

   Item 4.   Submission of Matters to a Vote of Security Holders             19

   Item 5.   Other Information                                               19

   Item 6.   Exhibits                                                        20

   SIGNATURES                                                                22

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

                                                                         December 31   September 30
                                                                             2005          2005
                                                                         -----------   ------------
ASSETS
Cash and amounts due from depository institutions                         $ 10,391       $  8,321
Interest-bearing deposits with depository institutions                       9,253          7,834
                                                                          --------       --------
      Total cash and cash equivalents                                       19,644         16,155
Investment securities available for sale                                    36,153         37,019
Mortgage-related securities available for sale                              67,444         67,527
Loans held for sale                                                            211             41
Investment securities held to maturity - at amortized cost
   (approximate fair value of $4,246 at December 31, 2005
   and $4,290 at September 30, 2005)                                         4,262          4,267
Mortgage-related securities held to maturity - at amortized cost
   (approximate fair value of $42,921 at December 31, 2005
   and $45,679 at September 30, 2005)                                       44,196         46,654
Loans receivable (net of allowance for loan loss of $3,525 and $3,475
   at December 31, 2005 and September 30, 2005, respectively)              306,432        301,979
Accrued interest receivable                                                  2,319          2,435
Real estate owned                                                              760            760
Federal Home Loan Bank stock, at cost                                        6,264          9,499
Office properties and equipment, net                                         4,723          4,782
Deferred income taxes                                                        2,310          2,008
Cash surrender value of life insurance                                      16,988         16,835
Prepaid expenses and other assets                                            3,142          8,163
                                                                          --------       --------
TOTAL ASSETS                                                              $514,848       $518,124
                                                                          ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
      Non-interest-bearing                                                $ 18,987       $ 18,001
      Interest-bearing                                                     334,166        331,693
                                                                          --------       --------
         Total deposits                                                    353,153        349,694
   Advances from Federal Home Loan Bank and other borrowings               105,790        113,303
   Junior subordinated debentures                                           21,511         21,520
   Accrued interest payable                                                  2,131          1,870
   Advances from borrowers for taxes and insurance                           1,908            839
   Accounts payable and accrued expenses                                     2,465          2,705
                                                                          --------       --------
         Total liabilities                                                 486,958        489,931
Commitments and contingencies
Stockholders' Equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized;
      none issued
   Common stock, $.01 par value, 20,000,000 shares authorized;
      issued 2,712,556 shares; outstanding at December 31, 2005 and
      September 30, 2005, 2,023,874 and 2,023,534 shares, respectively          27             27
   Additional paid-in capital                                               12,939         12,920
   Employee stock ownership plan                                            (3,162)        (3,185)
   Treasury stock at cost: 688,682 shares at December 31, 2005 and
      689,022 shares at September 30, 2005                                 (10,585)       (10,590)
   Accumulated other comprehensive loss                                       (796)          (209)
   Retained earnings - partially restricted                                 29,467         29,230
                                                                          --------       --------
         Total stockholders' equity                                         27,890         28,193
                                                                          --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $514,848       $518,124
                                                                          ========       ========

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

                                                                Three months ended
                                                                   December 31
                                                             -----------------------
                                                                2005          2004
                                                             ----------   ----------
INTEREST INCOME:
   Interest and fees on loans                                $    4,699   $    4,463
   Interest and dividends on:
      Mortgage-related securities                                 1,200        1,402
      Investment securities:
         Taxable                                                    296          435
         Tax-exempt                                                 187          208
         Dividends                                                  117           86
   Interest-bearing deposits                                         51           41
                                                             ----------   ----------
            Total interest income                                 6,550        6,635
                                                             ----------   ----------

INTEREST EXPENSE:
   Interest on:
      Deposits                                                    1,869        1,453
      Federal Home Loan Bank advances and other borrowings        1,429        1,928
      Junior subordinated debentures                                472          434
                                                             ----------   ----------
         Total interest expense                                   3,770        3,815
                                                             ----------   ----------

Net interest income                                               2,780        2,820
PROVISION FOR LOAN LOSSES                                            45           45
                                                             ----------   ----------
Net interest income after provision for loan losses               2,735        2,775
                                                             ----------   ----------

NON-INTEREST INCOME:
   Service charges and other fees                                   380          420
   Net gain on sales of:
      Loans held for sale                                           125           19
      Investment securities                                          --           75
   Increase in cash surrender value                                 153          260
   Other income                                                     117          125
                                                             ----------   ----------
         Total non-interest income                                  775          899
                                                             ----------   ----------

NON-INTEREST EXPENSE:
   Salaries and employee benefits                                 1,502        1,530
   Occupancy and equipment                                          389          362
   Professional fees                                                268          245
   Federal deposit insurance premium                                 12           13
   Data processing                                                  120          128
   Advertising                                                      106           96
   Deposit processing                                               155          162
   Other                                                            441          510
                                                             ----------   ----------
      Total non-interest expense                                  2,993        3,046
                                                             ----------   ----------

Income before income tax expense                                    517          628
Income tax expense                                                   72          105
                                                             ----------   ----------
Net income                                                   $      445   $      523
                                                             ==========   ==========

Earnings per common share:
   Basic                                                     $     0.24   $     0.29
   Diluted                                                   $     0.23   $     0.28
   Weighted average shares - basic                            1,888,344    1,785,415
   Weighted average shares - diluted                          1,915,801    1,890,068

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (dollars in thousands)

                                                                 Employee               Accumulated     Retained
                                                   Additional     stock                    other        earnings-       Total
                                          Common     paid-in    ownership   Treasury   comprehensive    partially   stockholders'
                                           stock     capital       plan       stock    income (loss)   restricted       equity
                                          ------   ----------   ---------   --------   -------------   ----------   -------------
BALANCE AT OCTOBER 1, 2004                  $27      $13,609     $(3,189)   $(11,913)     $1,734         $29,430       $29,698
Net income                                   --           --         --           --          --             523           523
Other comprehensive income, net of tax:
   Net unrealized loss on securities
      net of reclassification
      adjustment(1)                          --           --          --          --        (345)             --          (345)
                                            ---      -------     -------    --------      ------         -------       -------
   Comprehensive income                      --           --          --          --          --              --           178
                                            ---      -------     -------    --------      ------         -------       -------
ESOP shares committed to be released         --           --           7          --          --              --             7
Common stock acquired by stock benefit
   plan                                      --           --         (72)         --          --              --           (72)
Excess of fair value above cost of
   ESOP shares committed to be released      --            9          --          --          --              --             9
Exercise of stock options                    --          (10)         --          46          --              --            36
Dividends paid                               --           --          --          --          --            (195)         (195)
                                            ---      -------     -------    --------      ------         -------       -------
BALANCE AT DECEMBER 31, 2004                $27      $13,608     $(3,254)   $(11,867)     $1,389         $29,758       $29,661
                                            ===      =======     =======    ========      ======         =======       =======
BALANCE AT OCTOBER 1, 2005                  $27      $12,920     $(3,185)   $(10,590)      $(209)        $29,230       $28,193
Net income                                   --           --          --          --          --             445           445
Other comprehensive income, net of tax:
   Net unrealized loss on securities
      net of reclassification
      adjustment(1)                          --           --          --          --        (587)             --          (587)
                                            ---      -------     -------    --------      ------         -------       -------
   Comprehensive loss                        --           --          --          --          --              --          (142)
                                            ---      -------     -------    --------      ------         -------       -------
ESOP shares committed to be released         --           --          23          --          --              --            23
Share-based compensation                     --            6          --          --          --              --             6
Excess of fair value above cost of
   ESOP shares committed to be released      --           14          --          --          --              --            14
Exercise of stock options                    --           (1)         --           5          --              --             4
Dividends paid                               --           --          --          --          --            (208)         (208)
                                            ---      -------     -------    --------      ------         -------       -------
BALANCE AT DECEMBER 31, 2005                $27      $12,939     $(3,162)   $(10,585)      $(796)        $29,467       $27,890
                                            ===      =======     =======    ========      ======         =======       =======

(1)  Disclosure of reclassification amount, net of tax:

                                                                          December 31,
                                                                         -------------
                                                                          2005    2004
                                                                         -----   -----
Net unrealized depreciation arising during the period                    $(587)  $(395)
Less: reclassification adjustment for net gains included in net income
   (net of tax of $0 and $25, respectively)                                  0      50
                                                                         -----   -----
Net unrealized loss on securities                                        $(587)  $(345)
                                                                         =====   =====

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                         Three months ended
                                                                            December 31
                                                                        -------------------
                                                                          2005       2004
                                                                        --------   --------
OPERATING ACTIVITIES:
   Net income                                                           $    445   $    523
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Provision for depreciation and amortization                            134        125
      Amortization of premiums and discounts                                 100         75
      Increase in cash surrender value of life insurance                    (153)      (260)
      Gain on sales of:
         Loans held for sale                                                (125)       (19)
         Investment securities available for sale                             --        (75)
      Provision for loan losses                                               45         45
      Amortization of ESOP                                                    37         16
      Share-based compensation                                                 6         --
      Insurance proceeds on real estate owned                                 --         29
      Changes in assets and liabilities which provided (used) cash:
         Origination of loans held for sale                               (3,312)    (2,722)
         Proceeds from the sale of loans                                   3,142      2,894
         Accrued interest receivable                                         116        114
         Prepaid expenses and other assets                                 5,021      8,423
         Accrued interest payable                                            261        (24)
         Accrued expenses                                                   (240)       617
                                                                        --------   --------
            Net cash provided by operating activities                      5,477      9,761
                                                                        --------   --------
INVESTING ACTIVITIES:
   Loans originated                                                      (33,712)   (28,351)
   Purchases of:
      Mortgage-related securities available for sale                      (4,068)    (8,256)
      Investment securities available for sale                              (149)    (1,673)
      Mortgage-related securities held to maturity                            --    (18,591)
   Redemption (purchase) of FHLB stock                                     3,235        (53)
   Proceeds from sales of investment securities available for sale            --     16,075
   Principal collected on loans                                           29,330     28,183
   Proceeds from maturities, calls, or repayments of:
      Investment securities available for sale                               590        201
      Mortgage-related securities available for sale                       3,636      6,072
      Mortgage-related securities held to maturity                         2,414      1,417
   Purchase of property and equipment                                        (75)      (855)
                                                                         -------    -------
            Net cash provided by (used in) investing activities           1,201     (5,831)
                                                                         -------   --------
FINANCING ACTIVITIES:
      Net increase (decrease) in deposit accounts                          3,459     (1,866)
      Net decrease in FHLB advances and other borrowings                  (7,513)    (2,806)
      Net increase in advances from borrowers for taxes and insurance      1,069      1,088
      Exercise of stock options                                                4         36
      Common stock acquired by ESOP                                           --        (72)
      Cash dividend                                                         (208)      (195)
                                                                        --------   --------
            Net cash used in financing activities                         (3,189)    (3,815)
                                                                        --------   --------
INCREASE IN CASH AND CASH EQUIVALENTS                                      3,489        115
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          16,155     17,975
                                                                        --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 19,644   $ 18,090
                                                                        ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
      Cash payments for interest on deposits and borrowings             $  3,509   $  3,546
      Cash refund of income taxes                                             --       (255)

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

     The results of operations for the three month period ended December 31, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2006 or any other period. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the First Keystone Financial, Inc. (the "Company") Annual Report on Form 10-K for the year ended September 30, 2005.

2.   INVESTMENT SECURITIES

     The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

                                                       December 31, 2005
                                       -------------------------------------------------
                                                      Gross        Gross
                                       Amortized   Unrealized   Unrealized   Approximate
                                          Cost        Gain         Loss       Fair Value
                                       ---------   ----------   ----------   -----------
Available for Sale:
   U.S. Government and agency bonds:
      5 to 10 years                     $ 1,999       $ --        $ (32)       $ 1,967
   Municipal obligations:
      5 to 10 years                         130          3           --            133
      Over 10 years                      12,633        408          (27)        13,014
   Corporate bonds:
      1 to 5 years                        1,000         60           --          1,060
      5 to 10 years                       2,000         --         (119)         1,881
      Over 10 years                       7,978          1          (61)         7,918
   Mutual funds                           8,933         --         (274)         8,659
   Other equity investments               1,040        502          (21)         1,521
                                        -------       ----        -----        -------
         Total                          $35,713       $974        $(534)       $36,153
                                        =======       ====        =====        =======
Held to Maturity:
   Municipal obligations:
      5 to 10 years                     $ 3,258       $  4        $  (8)       $ 3,254
   Corporate bonds:
      Less than 1 year                    1,004         --          (12)           992
                                        -------       ----        -----        -------
         Total                          $ 4,262       $  4        $ (20)       $ 4,246
                                        =======       ====        =====        =======

Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at December 31, 2005.

                           Loss Position             Loss Position
                        Less than 12 Months       12 Months or Longer              Total
                      -----------------------   -----------------------   -----------------------
                                   Unrealized                Unrealized                Unrealized
                      Fair Value     Losses     Fair Value     Losses     Fair Value     Losses
                      ----------   ----------   ----------   ----------   ----------   ----------
U.S. Government and
   agency bonds         $ 1,967      $ (32)       $    --      $  --        $ 1,967      $ (32)
Corporate bonds           4,712        (43)         2,966       (149)         7,678       (192)
Municipal bonds           2,999        (35)            --         --          2,999        (35)
Mutual fund                  --         --          8,659       (274)         8,659       (274)
Equity securities           556        (21)            --         --            556        (21)
                        -------      -----        -------      -----        -------      -----
Total                   $10,234      $(131)       $11,625      $(423)       $21,859      $(554)
                        =======      =====        =======      =====        =======      =====

At December 31, 2005, investment securities in a gross unrealized loss position for twelve months or longer consisted of four securities having an aggregate depreciation of 3.6% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. Mutual funds in an unrealized loss position for 12 months or longer consist of two funds primarily invested in asset-backed securities and have an aggregate depreciation of 3.1%. Corporate bonds in an unrealized loss position for 12 months or longer consist of two debt securities and have an aggregate depreciation of 5.0%. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of December 31, 2005 represents an other-than-temporary impairment.

The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

                                              September 30, 2005
                              -------------------------------------------------
                                             Gross        Gross
                              Amortized   Unrealized   Unrealized   Approximate
                                 Cost        Gain         Loss       Fair Value
                              ---------   ----------   ----------   -----------
Available for Sale:
   U.S. Government bonds:
      5 to 10 years            $ 1,997      $   --       $ (18)       $ 1,979
   Municipal obligations:
      5 to 10 years                130           4          --            134
      Over 10 years             12,633         494         (18)        13,109
   Corporate bonds:
      1 to 5 years               1,000          71          --          1,071
      5 to 10 years              2,000          --         (47)         1,953
      Over 10 years              7,990          34         (19)         8,005
   Asset-backed securities:
      1 to 5 years                 590           3          --            593
   Mutual funds                  8,846          --        (253)         8,593
   Other equity investments        978         604          --          1,582
                               -------      ------       -----        -------
         Total                 $36,164      $1,210       $(355)       $37,019
                               =======      ======       =====        =======
Held to Maturity:
   Municipal obligations:
      5 to 10 years            $ 3,259      $   28       $  --        $ 3,287
   Corporate bonds:
      Less than 1 year           1,008          --          (5)         1,003
                               -------      ------       -----        -------
         Total                 $ 4,267      $   28       $  (5)       $ 4,290
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
                                     ======        ====        =======       =====       =======      =====

3.   MORTGAGE-RELATED SECURITIES

     Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                         December 31, 2005
                                         -------------------------------------------------
                                                        Gross       Gross
                                         Amortized   Unrealized   Unrealized   Approximate
                                            Cost        Gain         Loss       Fair Value
                                         ---------   ----------   ----------   -----------
Available for Sale:
   FHLMC pass-through certificates        $ 4,058        $ 2        $   (27)     $ 4,033
   FNMA pass-through certificates          22,236         43           (491)      21,788
   GNMA pass-through certificates           3,551          5            (63)       3,493
   Collateralized mortgage obligations     39,246         24         (1,140)      38,130
                                          -------        ---        -------      -------
      Total                               $69,091        $74        $(1,721)     $67,444
                                          =======        ===        =======      =======
Held to Maturity:
   FHLMC pass-through certificates        $16,442        $ 6        $  (491)     $15,957
   FNMA pass-through certificates          27,495          5           (791)      26,709
   Collateralized mortgage obligations        259         --             (4)         255
                                          -------        ---        -------      -------
      Total                               $44,196        $11        $(1,286)     $42,921
                                          =======        ===        =======      =======

     Provided below is a summary of mortgage-related securities available for sale and held to maturity which were in an unrealized loss position at December 31, 2005.

                                           Loss Position             Loss Position
                                        Less than 12 Months       12 Months or Longer              Total
                                      -----------------------   -----------------------   -----------------------
                                                   Unrealized                Unrealized                Unrealized
                                      Fair Value     Losses     Fair Value     Losses     Fair Value     Losses
                                      ----------   ----------   ----------   ----------   ----------   ----------
Pass-through certificates               $30,827     $  (589)      $38,544      $(1,274)    $ 69,371     $ (1,863)
Collateralized mortgage obligations      25,960        (619)       11,866         (525)      37,826       (1,144)
                                        -------     -------       -------      -------     --------      -------
Total                                   $56,787     $(1,208)      $50,410      $(1,799)    $107,197      $(3,007)
                                        =======     =======       =======      =======     ========      =======

     At December 31, 2005, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of thirty securities that at such date had an aggregate depreciation of 3.5% from the Company's amortized cost basis. Management does not believe any individual unrealized loss as of December 31, 2005 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and private institutions. The majority of the unrealized losses associated with mortgage-related securities are primarily attributable to changes in interest rates and not due to the deterioration of the creditworthiness of the issuer. The Company has the ability and intent to hold these securities until the securities mature or recover in value.

     Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                         September 30, 2005
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

                                           Loss Position             Loss Position
                                        Less than 12 Months       12 Months or Longer              Total
                                      -----------------------   -----------------------   -----------------------
                                                   Unrealized                Unrealized                Unrealized
                                      Fair Value     Losses     Fair Value     Losses     Fair Value     Losses
                                      ----------   ----------   ----------   ----------   ----------   ----------
Pass-through certificates               $54,321     $  (916)      $14,893      $(477)      $ 69,214     $(1,393)
Collateralized mortgage obligations      30,206        (485)        9,873       (374)        40,079        (859)
                                        -------     -------       -------      -----       --------     -------
Total                                   $84,527     $(1,401)      $24,766      $(851)      $109,293     $(2,252)
                                        =======     =======       =======      =====       ========     =======

4.   LOANS RECEIVABLE

     Loans receivable consist of the following:

                                          December 31   September 30
                                              2005          2005
                                          -----------   ------------
     Real estate loans:
        Single-family                      $146,287      $ 149,237
        Construction and land                37,468         36,828
        Multi-family and commercial          69,376         69,704
        Home equity and lines of credit      49,598         46,748
     Consumer loans                           1,451          1,376
     Commercial loans                        18,039         16,085
                                           --------      ---------
        Total loans                         322,219        319,978
     Loans in process                       (12,360)       (14,614)
     Allowance for loan losses               (3,525)        (3,475)
     Deferred loan costs                         98             90
                                           --------      ---------
     Loans receivable - net                $306,432      $ 301,979
                                           ========      =========


     At December 31, 2005 and September 30, 2005, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $4,215 and $5,052, respectively. At December 31, 2005, non-performing loans primarily consisted of single-family residential mortgage loans aggregating $173, one commercial real estate loan in the amount of $3,337 and commercial business loans aggregating $505.

     At December 31, 2005 and September 30, 2005, the Company had impaired loans with a total recorded investment of $4,734 and $3,837, respectively. Interest income of $17 was recognized on these impaired loans during the three months ended December 31, 2005. Interest income of approximately $115 was not recognized as interest income due to the non-accrual status of loans for the three months ended December 31, 2005.

     Loans collectively evaluated for impairment include residential real estate, home equity (including lines of credit) and consumer loans and are not included in the data that follow:

                                                                 December 31,
                                                                -------------
                                                                 2005    2004
                                                                ------   ----
     Impaired loans with related allowance for loan losses      $3,837    $--
        under SFAS No. 114
     Impaired loans with no related allowance for loan losses
        under SFAS No. 114                                         897     --
                                                                ------    ---
           Total impaired loans                                 $4,734    $--
                                                                ======    ===
     Valuation allowance related to impaired loans              $  959    $--
                                                                ======    ===

     The following is an analysis of the allowance for loan losses:

                                    Three Months Ended
                                        December 31
                                    ------------------
                                      2005     2004
                                     ------   ------
     Balance beginning of period     $3,475   $2,039
     Provisions charged to income        45       45
     Charge-offs                         (4)     (21)
     Recoveries                           9       --
                                     ------   ------
     Total                           $3,525   $2,063
                                     ======   ======

     The Company has identified the evaluation of the allowance for loan losses as a critical accounting estimate where amounts are sensitive to material variation. The Company is constantly challenging the methodology, conducting assessments and redefining the process to determine the appropriate level of allowance for loan losses. Critical accounting estimates are significantly affected by management's judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonable, conditions or assumptions. The allowance for loan losses is considered a critical accounting estimate because there is a large degree of judgment in (i) assigning individual loans to specific risk levels (pass, special mention, substandard, doubtful and loss), (ii) valuing the underlying collateral securing the loans, (iii) determining the appropriate reserve factor to be applied to specific risk levels for criticized and classified loans (special mention, substandard, doubtful and loss) and (iv) determining reserve factors to be applied to pass loans based upon loan type. Management reviews the allowance for loan losses generally on a monthly basis, but at a minimum of at least quarterly. To the extent that loans change risk levels, collateral values change or reserve factors change, the Company may need to adjust its provision for loan losses which would impact earnings. In this framework, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included, among other things, in these qualitative factors are past loss experience, type and volume of loans, changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries, national and local economic conditions, concentrations of credit, and the effect of external factors on the level of estimated credit losses in the current portfolio.

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

5.   DEPOSITS

     Deposits consist of the following major classifications:

                                December 31 2005     September 30 2005
                               ------------------   ------------------
                                Amount    Percent    Amount    Percent
                               --------   -------   --------   -------
     Non-interest bearing      $ 18,987      5.4%   $ 18,001      5.1%
     NOW                         65,115     18.4      65,688     18.8
     Passbook                    45,996     13.0      47,139     13.5
     Money market demand         44,833     12.7      45,753     13.1
     Certificates of deposit    178,222     50.5     173,113     49.5
                               --------    -----    --------    -----
     Total                     $353,153    100.0%   $349,694    100.0%
                               ========    =====    ========    =====

6.   EARNINGS PER SHARE

     Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. All dilutive shares consist of options the exercise price of which is lower than the market price of the common stock covered thereby at the dates presented. At December 31, 2005, anti-dilutive shares consisted of options covering 2,221 shares. No anti-dilutive shares existed at December 31, 2004.

     The calculated basic and diluted earnings per share ("EPS") is as follows:

                                      Three Months Ended
                                          December 31
                                   -----------------------
                                      2005         2004
                                   ----------   ----------
Numerator                          $      445   $      523
Denominators:
   Basic shares outstanding         1,888,344    1,785,415
   Effect of dilutive securities       27,457      104,653
                                   ----------   ----------
   Dilutive shares outstanding      1,915,801    1,890,068
                                   ==========   ==========
Earnings per share:
   Basic                           $     0.24   $     0.29
   Diluted                         $     0.23   $     0.28

7.   SHARE-BASED COMPENSATION

     Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" (SFAS No. 123(R)) using the modified prospective application transition method. The adoption of SFAS No.123(R) resulted in approximately $6 compensation expense for the three-month period ended December 31, 2005. Proforma compensation expense for the three-month period ended December 31, 2004 was $4. There were no new grants of stock options or other share-based payments during the three months ended December 31, 2005 and therefore additional disclosures for share-based compensation were omitted due to immateriality.

8.   SUBSEQUENT EVENT

     On February 13, 2006, the Company and the Bank entered into separate supervisory agreements with the OTS governing a number of operational matters including, among other things, the requirement to (i) adopt a capital plan designed to maintain the Company's capital at prudent levels as well as reduce its debt-to-equity ratio below 50%; (ii) cease the repurchase of and payment of cash dividends on its common stock unless certain conditions are met; (iii) maintain the Bank's core and total risk-based capital in excess of 7.5% and 12.5%, respectively; (iv) not grow the Bank in any given quarter in excess of the greater of 3% of assets (on an annualized basis) or net interest credited for such quarter; and (v) adopt various revised lending policies and procedures. For more information, see Item 5(a) of Part II hereof.

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

GENERAL

The Company is a Pennsylvania corporation and sole stockholder of First Keystone Bank, a federally chartered stock savings bank (the "Bank"), which converted to the stock form of organization in January 1995. The Bank is a community-oriented bank emphasizing customer service and convenience. The Bank's primary business is attracting deposits from the general public and using those funds together with other available sources of funds, primarily borrowings, to originate loans. The Bank's management remains focused on its long-term strategic plan to continue to shift the Bank's loan composition toward commercial business, construction and home equity loans and lines of credit in order to provide a higher yielding loan portfolio with generally shorter contractual terms.

CRITICAL ACCOUNTING POLICIES.

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

The determination of the allowance for loan losses requires management to make significant estimates with respect to the amounts and timing of losses and market and economic conditions. Accordingly, a decline in the economy could increase loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. The Bank will continue to monitor and adjust its allowance for loan losses through the provision for loan losses as economic conditions and other factors dictate. Management reviews the allowance for loan losses generally on a monthly basis. Although the Bank maintains its allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank's determination as to the amount of its allowance for loan losses is subject to review by its primary regulator, the OTS, as part of its examination process, which may result in additional allowances based upon the judgment and review of the OTS.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2005 AND SEPTEMBER 30, 2005

Total assets of the Company decreased by $3.3 million from $518.1 million at September 30, 2005 to $514.8 million at December 31, 2005. Loans receivable increased slightly to $306.4 million at December 31, 2005 as the Company continued to modestly increase the percentage of its portfolio consisting of commercial, construction and home equity and lines of credit, partially offset by a decrease in single-family residential loans. Prepaid expenses and other assets decreased $5.0 million due to funds received for settlement of securities sales. Deposits increased $3.5 million, or 1.0%, from $349.7 million at September 30, 2005 to $353.2 million at December 31, 2005, while borrowings decreased $7.5 million, or 6.6%, from $113.3 million at September 30, 2005. The increase in deposits resulted from a $5.1 million, or 3.0% increase in certificates of deposit partially offset by decreases of $1.7 million, or 0.9%, in core deposits (which consist of passbook, money market, NOW and non-interest bearing accounts). The decline in core deposits reflected the effects of competition as local competitors offered higher rates on these products.

Stockholders' equity decreased $303,000 to $27.9 million primarily due to the decrease of $587,000 in the amount of accumulated other comprehensive income combined with dividend payments totaling $208,000, partially offset by net income of $445,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

NET INCOME.

Net income was $445,000 for the three months ended December 31, 2005 as compared to $523,000 for the same period in 2004. The $78,000, or 14.9%, decrease in net income for the three months ended December 31, 2005 was primarily due to a $40,000 decrease in net interest income, a $124,000 decrease in non-interest income partially offset by a $53,000 decrease in non-interest expense combined with a $33,000 decrease in income tax expense.

NET INTEREST INCOME.

Net interest income decreased $40,000, or 1.4%, to $2.8 million for the three months ended December 31, 2005 as compared to the same period in 2004. The decrease was primarily due to a $85,000, or 1.3%, decrease in interest income which was primarily due to a decrease of $64.0 million, or 11.9%, in the average balance of interest-earning assets for the three months ended December 31, 2005 as compared to the same period in 2004. In the fourth quarter of fiscal 2005, the Company implemented a deleveraging strategy involving the sale of $47.5 million of various low-yielding securities and the repayment of $46.0 million in FHLB convertible advances and overnight borrowings. The decline in the average balance of interest-earning assets was a result of this strategy partially offset by a 60 basis point (on a fully tax-equivalent basis) increase in the weighted yield earned on the Company's interest-earning assets. However, the decrease in interest income was partially offset by a $45,000, or 1.2%, decrease in interest expense which was primarily due to a decrease of $61.1 million, or 11.4%, in the average balance of such liabilities for the three months ended December 31, 2005 as compared to the same period in 2004 partially offset by a 33 basis point (on a fully tax-equivalent basis) increase in the weighted average rate paid on interest-bearing liabilities.

The interest rate spread and net interest margin, on a fully tax equivalent basis, were 2.42% and 2.42%, respectively, for the three months ended December 31, 2005 as compared to 2.15% and 2.16%, respectively, for the same period in 2004. As a result of the deleveraging strategy, the Company improved its interest rate margin because the yields on interest-earning assets increased to a greater degree than the rates paid on interest-bearing liabilities. However, the continued rise in short-term interest rates could negatively impact the Company's interest rate margin as shorter term interest-bearing liabilities will reprice faster than the Company's longer term interest-earning assets.

The following table presents the average balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three months ended December 31, 2005 and 2004. The adjustment of tax exempt securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information. Management believes that it is a common practice in the banking industry to present net interest margin, net interest rate spread and net interest income on a fully tax equivalent basis when a significant proportion of interest-earning assets are tax-free. Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons. A GAAP reconciliation also is included below.

                                                           FOR THE THREE MONTHS ENDED
                                         -------------------------------------------------------------
                                               DECEMBER 31, 2005               DECEMBER 31, 2004
                                         -------------------------------------------------------------
                                                               Average                         Average
                                          Average               Yield/    Average               Yield/
(Dollars in thousands)                    Balance   Interest   Cost(4)    Balance   Interest   Cost(4)
                                         --------   --------   -------   --------   --------   -------
Interest-earning assets:
   Loans receivable(1) (2)               $304,455    $4,699      6.17%   $306,002    $4,463      5.83%
   Mortgage-related securities(2)         112,542     1,200      4.27     142,387     1,402      3.94
   Investment securities(4)                47,226       686      5.81      75,389       813      4.31
   Other interest-earning assets            9,624        51      2.12      14,037        41      1.17
                                         --------    ------              --------    ------
      Total interest-earning assets       473,847     6,636      5.60     537,815     6,719      5.00
                                         --------    ------              --------    ------
Non-interest-earning assets                34,642                          32,471
                                         --------                        --------
   Total assets                          $508,489                        $570,286
                                         ========                        ========
Interest-bearing liabilities:

   Deposits                              $347,338     1,869      2.15    $343,454    $1,453      1.69
   FHLB advances and other borrowings     105,850     1,429      5.40     170,770     1,928      4.52
   Junior subordinated debentures          21,517       472      8.77      21,553       434      8.05
                                         --------    ------              --------    ------
      Total interest-bearing
      liabilities                         474,705     3,770      3.18     535,777     3,815      2.85
                                         --------    ------              --------    ------
Interest rate spread                                             2.42%                           2.15%
                                                                =====                          ======
Non-interest-bearing liabilities            5,829                           4,903
                                         --------                        --------
   Total liabilities                      480,534                         540,680
Stockholders' equity                       27,955                          29,606
                                         --------                        --------
Total liabilities and stockholders'
equity                                   $508,489                        $570,286
                                         ========                        ========
Net interest-earning assets              $   (858)                       $  2,038
                                         ========                        ========
Net interest income(4)                               $2,866                          $2,904
                                                     ======                          ======
Net interest margin(3)                                           2.42%                           2.16%
                                                                =====                          ======
Ratio of average interest-earning
   assets to average interest-bearing
   liabilities                                                  99.82%                         100.38%
                                                                =====                          ======

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

                                                         FOR THE THREE MONTHS ENDED
                                               ---------------------------------------------
                                                 DECEMBER 31, 2005       DECEMBER 31, 2004
                                               ---------------------   ---------------------
                                                            AVERAGE                 AVERAGE
                                               INTEREST   YIELD/COST   INTEREST   YIELD/COST
                                               --------   ----------   --------   ----------
(Dollars in thousands)
Investment securities - nontaxable              $  600       5.08%      $  729       3.87%
Tax equivalent adjustments                          86                      84
                                                ------                  ------
Investment securities - nontaxable to
   a taxable equivalent yield                   $  686       5.81%      $  813       4.31%
                                                ======                  ======
Net interest income                             $2,780                  $2,820
Tax equivalent adjustment                           86                      84
                                                ------                  ------
Net interest income, tax equivalent             $2,866                  $2,904
                                                ======                  ======
Net interest rate spread, no tax  adjustment                 2.35%                   2.09%
Net interest margin, no tax adjustment                       2.35%                   2.10%

PROVISION FOR LOAN LOSSES.

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management sufficient to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management's analysis includes consideration of the Company's historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company's primary market area, and other factors related to the collectibility of the Company's loan and loans held for sale portfolios. For the three months ended December 31, 2005 and 2004, the provision for loan losses amounted to $45,000 for each respective quarter. The provision for loan loss was based on the Company's monthly review of the credit quality of its loan portfolio, the net charge-offs during the first quarter of fiscal 2006 and other factors.

At December 31, 2005, non-performing assets decreased $837,000 to $5.0 million, or 1.0%, of total assets, from $5.8 million at September 30, 2005. The decrease in non-performing assets was primarily the result of a $770,000 construction loan returning to current status. The coverage ratio, which is the ratio of the allowance for loan losses to non-performing loans, was 86.6% and 68.8% at December 31, 2005 and September 30, 2005, respectively.

Included in non-performing assets was $760,000 of real estate owned which consisted primarily of a commercial real estate property. The Bank owns a 25% participation interest in an 18-hole golf course and a golf house located in Avondale, Pennsylvania. Subsequent to December 31, 2005, the property was sold and will result in the recognition of a pre-tax gain on sale of $158,000 for the quarter ended March 31, 2006.

Included in non-performing loans at December 31, 2005 was a $3.8 million commercial loan relationship comprised of a $3.3 million non-accrual commercial real estate loan and a $500,000 non-accrual commercial business loan. The loans are secured by a restaurant in Chesapeake City, Maryland. Although the Company received an updated appraisal of the property during fiscal 2005, upon review of the appraisal, a number of factors concerning the loans and the unique nature of the property as well as the results of the recent examination by the OTS, significant issues as to the collectibility of the loans were deemed to exist. As a result, the Company determined to classify these loans as "doubtful" and establish a significant reserve related to them. Subsequent to December 31, 2005, the restaurant ceased operations. The borrower has filed for bankruptcy and, as part of those proceedings, the property will be sold at auction.

Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

NON-INTEREST INCOME.

Non-interest income decreased $124,000 or 13.8% to $775,000 for the three months ended December 31, 2005 as compared to the same period in 2004. The decrease for the three months ended December 31, 2005 was primarily due to a slower appreciation rate during the 2005 period in the cash surrender value of certain insurance policies held by the Bank to fund certain supplemental retirement benefits resulting in a decrease of $107,000 compared to the same period in 2004. In addition, the Company did not experience any gain on sale of investment securities as compared to $75,000 in gain on sale of investment securities in the first quarter of fiscal 2005 resulting from the implementation of certain asset/liability strategies in fiscal year 2005. In addition, the $40,000 decrease in the service charges and other fees was mainly due to a decrease in fee-based deposit transactions. The decrease in non-interest income was partially offset by a $106,000 increase in the gain on sale of commercial business loans through the Small Business Administration Program.

NON-INTEREST EXPENSE.

Non-interest expense decreased $53,000 or 1.7% during the three months ended December 31, 2005 compared to the same period in 2004. The decrease was primarily due to decreases of $69,000 and $28,000 in other non-interest expense and salaries and employee benefits, respectively, partially offset by a $27,000 increase in occupancy and equipment expense. Other non-interest expense decreased primarily due to the completion of a bankwide customer service training program in October 2005. The increase in occupancy and equipment was related to the branch expansion which occurred in the fourth quarter of 2004. The decrease in non-interest expense was partially offset by increases of $23,000 and $10,000 in professional fees and advertising expenses, respectively.

INCOME TAX EXPENSE.

Income tax expense decreased $33,000 to $72,000 during the three months ended December 31, 2005 as compared to the same period in 2004. The decrease reflected the decrease in income before income taxes as compared to the same period in 2004. The effective tax rate decreased to 13.9% for the three months ended December 31, 2005 from 16.7% for the same period in 2004 due to the effect of tax-free investments.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At December 31, 2005, the Company had short-term borrowings (due within one year or currently callable by the FHLB) outstanding of $105.7 million, all of which consisted of advances from the FHLB of Pittsburgh.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to fund maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At December 31, 2005, total approved loan commitments outstanding amounted to $14.5 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $36.5 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2005 totaled $111.9 million. Based upon the Company's historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

 The Bank is required under applicable federal banking regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital to at least 8.0% of its risk-weighted assets. At December 31, 2005, the Bank had tangible capital and core capital equal to 9.0% of adjusted total assets and total capital equal to 15.4% of risk-weighted assets. However, as a result of the supervisory agreement discussed in Item 5(a) of Part II hereof, the Bank is required to maintain core and risk-based capital in excess of 7.5% and 12.5%, respectively. The Bank is in compliance with such requirements imposed by the supervisory agreement. In addition, as a result of entering into such agreement, the Bank is no longer deemed to be "well-capitalized" for purposes of the prompt corrective action regulations of the OTS.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's asset and liability management policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's Annual Report for the year ended September 30, 2005.

The Company utilizes reports prepared by the OTS to measure interest rate risk. Using data from the Bank's quarterly thrift financial reports, the OTS models the net portfolio value ("NPV") of the Bank over a variety of interest rate scenarios. The NPV is defined as the present value of expected cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing off-balance sheet contracts. The model assumes instantaneous, parallel shifts in the U.S. Treasury Securities yield curve up to 300 basis points, and a decline of 200 basis points.

The interest rate risk measures used by the OTS include an "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure". The "Post-Shock" NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low "Post-Shock" NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The "Sensitivity Measure" is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following sets forth the Bank's NPV as of December 31, 2005.

                               Net Portfolio Value
                             (Dollars in thousands)
------------------------------------------------------------------------------
 Changes in                                            Net
  Rates in                Dollar    Percentage   Portfolio Value As
Basis Points    Amount    Change      Change     a % of Assets         Change
------------   -------   --------   ----------   ------------------   --------
     300       $43,558   $(21,840)     (33)%             8.71%        (363) bp
     200        51,816    (13,582)     (21)             10.16         (218) bp
     100        59,420     (5,979)      (9)             11.43          (92) bp
       0        65,398         --       --              12.35           --
    (100)       68,084      2,686        4              12.67           33  bp
    (200)       67,008     (1,610)       2              12.37            3  bp

As of December 31, 2005, the Company's NPV was $65.4 million or 12.35% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $51.8 million or 10.16% of the market value of assets. The change in the NPV ratio or the Company's sensitivity measure was (2.18)%.

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

                                     PART II

Item 1. Legal Proceedings

     No material changes in the legal proceedings previously disclosed in Item 3 of the Company's Form 10-K for the year ended September 30, 2005.

Item 1A. Risk Factors

     Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a) - (b) Not applicable

     (c)  Not applicable

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     On January 25, 2006, the Annual Meeting of Stockholders of the Company was held to elect management's nominees for director and to ratify the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm. No other nominations for directors were submitted. With respect to the election of directors, the results were as follows:

                                     Votes
                             --------------------
     Nominee                    For      Withheld
     -------                 ---------   --------
     Edward Calderoni        1,465,190    370,716
     William J. O' Donnell   1,468,788    367,118

     With respect to the ratification of Deloitte & Touche LLP as the Company's independent registered public accounting firm for the fiscal year ending September 30, 2006, the results were as follows: 1,835,455 votes for, 217 votes against and 234 votes abstaining.

Item 5. Other Information

     (a) On February 13, 2006, the Company and the Bank each entered into supervisory agreements with the OTS which primarily addressed issues identified in the OTS' most recent reports of examination of the Company's and the Bank's operations and financial condition.

          Under the terms of the supervisory agreement between the Company and the OTS, the Company agreed to, among other things, (i) develop and implement a three-year capital plan designed to support the Company's efforts to maintain prudent levels of capital and to reduce its debt-to-equity ratio below 50%; (ii) not incur any additional debt without the prior written approval of the OTS; and (iii) not repurchase any shares of or pay any cash dividends on its common stock until certain conditions were complied with; provided, however, that upon reducing its debt-to-equity below 50%, the Company may resume the payment of quarterly cash dividends at the lesser of the dividend rate in effect immediately prior to entering into the supervisory agreement or 35% of its consolidated net income (on an annualized basis), provided that the OTS does not object to the payment of such dividend pursuant to a required prior notice of the Company's intent to declare such quarterly dividend. In order to comply with the debt-to-equity ratio requirement, the Company is considering various alternatives which may include raising additional equity capital combined with the redemption in the future of a portion of its outstanding subordinated debt.

          Under the terms of the supervisory agreement between the Bank and the OTS, the Bank agreed to, among other things, (i) not grow in any quarter in excess of the greater of 3% of total assets (on an annualized basis) or net interest credited on deposit liabilities during such quarter; (ii) maintain its core capital and total risk-based capital ratios in excess of 7.5% and 12.5%, respectively;
          (iii) adopt revised
          policies and procedures governing commercial lending; (iv) conduct periodic reviews of its commercial loan department; (v) conduct periodic internal loan reviews; (vi) adopt a revised asset classification policy and (vii) not amend, renew or enter into compensatory arrangements with senior executive officers and directors, subject to certain exceptions, without the prior approval of the OTS.

          The Company and the Bank have already taken a number of steps which they believe will render them in substantial compliance with a majority of the terms of the supervisory agreements. In addition, the Company is working with its advisors to address the capital plan requirements.

          As a result of the supervisory agreement, even though the Bank's regulatory capital is in excess of all regulatory capital requirements, the Bank will not be deemed to be "well-capitalized" for purposes of the prompt corrective action regulations of the OTS.

          The supervisory agreements are filed herewith as Exhibits 99.2 and
          99.3 and are incorporated by reference herein. The foregoing description of the supervisory agreements is qualified in its entirety by reference to the text of the supervisory agreements.

     (b)  No changes in procedures.

Item 6. Exhibits

     List of Exhibits

Exhibit
   No     Description
-------   -----------
  3.1     Amended and Restated Articles of Incorporation of First Keystone
          Financial, Inc. (1)

  3.2     Amended and Restated Bylaws of First Keystone Financial, Inc. (1)

  4.1     Specimen Stock Certificate of First Keystone Financial, Inc. (1)

  4.2     Instrument defining the rights of security holders **

 10.1     Employment Agreement between First Keystone Financial, Inc. and Thomas
          M. Kelly dated December 1, 2004. (2), *

 10.2     Severance Agreement between First Keystone Financial, Inc. and
          Elizabeth M. Mulcahy dated December 1, 2004. (2),*

 10.3     Severance Agreement between First Keystone Financial, Inc. and Carol
          Walsh dated December 1, 2004. (2),*

 10.4     1995 Stock Option Plan. (3), *


 10.5     1995 Recognition and Retention Plan and Trust Agreement (4), *

 10.6     1998 Stock Option Plan (4), *

 10.7 Employment Agreement between First Keystone Bank and Thomas M. Kelly dated December 1, 2004. (2), *

 10.8     Severance Agreement between First Keystone Bank and Elizabeth M.
          Mulcahy dated December 1, 2004. (2), *

 10.9     Severance Agreement between First Keystone Bank and Carol Walsh dated
          December 1, 2004. (2), *

 10.10    First Keystone Bank Supplemental Executive Retirement Plan (5),*

 10.11    Consulting Agreement between First Keystone Bank and Edmund Jones (6),
          *

 10.12    Amendment No. 1 to the Employment Agreement between First Keystone
          Financial, Inc. and Thomas M. Kelly. (7), *

 10.13    Amendment No. 1 to the Employment Agreement between First Keystone
          Bank and Thomas M. Kelly. (7), *

 10.14 Transition, Consulting, Noncompetition and Retirement Agreement by and between First Keystone Financial, Inc., First Keystone Bank and Donald
          S. Guthrie. (8), *

 11 Statement re: computation of per share earnings. See Note 6 to the Unaudited Consolidated Financial Statements included in Item 1 hereof.

 31.1     Section 302 Certification of Chief Executive Officer

 31.2     Section 302 Certification of Chief Financial Officer

 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 99.1     Codes of Ethics (9)

 99.2     Supervisory Agreement between First Keystone Financial, Inc. and the
          Office of Thrift Supervision dated February 13, 2006.

 99.3     Supervisory Agreement between First Keystone Bank and the Office of
          Thrift Supervision dated February 13, 2006.

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

                                        FIRST KEYSTONE FINANCIAL, INC.


Date: February 14, 2006                 By: /s/ Thomas M. Kelly
                                        ----------------------------------------
                                        Thomas M. Kelly
                                        President and Chief Executive Officer


Date: February 14, 2006                 By: /s/ Rose M. DiMarco
                                        ----------------------------------------
                                        Rose M. DiMarco
                                        Chief Financial Officer