Form 10-Q
period 2006-03-31
FIRST KEYSTONE FINANCIAL INC
filed 2006-05-15
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

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

Number of shares of Common Stock outstanding as of May 9, 2006: 2,023,974

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                                  PAGE
                                                                                  ----
PART I      CONDENSED FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Unaudited Consolidated Statements of Financial Condition as of
            March 31, 2006 and September 30, 2005                                   1

            Unaudited Consolidated Statements of Income for the Three and Six
            Months Ended March 31, 2006 and 2005                                    2

            Unaudited Consolidated Statement of Changes in Stockholders' Equity
            for the Six Months Ended March 31, 2006 and 2005                        3

            Unaudited Consolidated Statements of Cash Flows for the Six Months
            Ended March 31, 2006 and 2005                                           4

            Notes to Unaudited Consolidated Financial Statements                    5

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                  13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk             21

   Item 4.  Controls and Procedures                                                21

PART II     OTHER INFORMATION

   Item 1.  Legal Proceedings                                                      22

   Item 1A. Risk Factors                                                           22

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds            22

   Item 3.  Defaults Upon Senior Securities                                        22

   Item 4.  Submission of Matters to a Vote of Security Holders                    22

   Item 5.  Other Information                                                      22

   Item 6.  Exhibits                                                               22

   SIGNATURES                                                                      24

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

                                                                                  March 31,   September 30,
                                                                                     2006          2005
                                                                                  ---------   -------------
ASSETS
Cash and amounts due from depository institutions                                 $  4,395      $  8,321
Interest-bearing deposits with depository institutions                              12,357         7,834
                                                                                  --------      --------
         Total cash and cash equivalents                                            16,752        16,155
Investment securities available for sale                                            36,039        37,019
Mortgage-related securities available for sale                                      75,926        67,527
Loans held for sale                                                                     --            41
Investment securities held to maturity - at amortized cost
      (approximate fair value of $3,234 at March 31, 2006
       and $4,290 at September 30, 2005)                                             3,258         4,267
Mortgage-related securities held to maturity - at amortized cost
      (approximate fair value of $40,547 at March 31, 2006
       and $45,679 at September 30, 2005)                                           42,306        46,654
Loans receivable (net of allowance for loan loss of $2,893 and $3,475
   at March 31, 2006 and September 30, 2005, respectively)                         306,465       301,979
Accrued interest receivable                                                          2,496         2,435
Real estate owned                                                                    2,700           760
Federal Home Loan Bank stock, at cost                                                6,173         9,499
Office properties and equipment, net                                                 4,708         4,782
Deferred income taxes                                                                2,387         2,008
Cash surrender value of life insurance                                              17,132        16,835
Prepaid expenses and other assets                                                    3,413         8,163
                                                                                  --------      --------
TOTAL ASSETS                                                                      $519,755      $518,124
                                                                                  ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
      Non-interest-bearing                                                        $ 16,816      $ 18,001
      Interest-bearing                                                             345,894       331,693
                                                                                  --------      --------
         Total deposits                                                            362,710       349,694
   Advances from Federal Home Loan Bank and other borrowings                       101,977       113,303
   Junior subordinated debentures                                                   21,502        21,520
   Accrued interest payable                                                          1,933         1,870
   Advances from borrowers for taxes and insurance                                   2,006           839
   Accounts payable and accrued expenses                                             2,307         2,705
                                                                                  --------      --------
            Total liabilities                                                      492,435       489,931
Commitments and contingencies
Stockholders' Equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
   Common stock, $.01 par value, 20,000,000 shares authorized; issued 2,712,556 shares; outstanding at March 31 2006 and September 30, 2005, 2,023,974
      and 2,023,534 shares, respectively                                                27            27
   Additional paid-in capital                                                       12,958        12,920
   Employee stock ownership plan                                                    (3,138)       (3,185)
   Treasury stock at cost: 688,582 shares at March 31, 2006 and 689,022 shares
      at September 30, 2005                                                        (10,583)      (10,590)
   Accumulated other comprehensive loss                                             (1,430)         (209)
   Retained earnings - partially restricted                                         29,486        29,230
                                                                                  --------      --------
            Total stockholders' equity                                              27,320        28,193
                                                                                  --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $519,755      $518,124
                                                                                  ========      ========

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

                                                               Three months
                                                                  ended         Six months ended
                                                                March 31,          March 31,
                                                             ---------------   -----------------
                                                              2006     2005      2006      2005
                                                             ------   ------   -------   -------
INTEREST INCOME:
   Interest and fees on loans                                $4,821   $4,408   $ 9,520   $ 8,871
   Interest and dividends on:
      Mortgage-related securities                             1,276    1,552     2,476     2,953
      Investment securities:
         Taxable                                                296      321       592       771
         Tax-exempt                                             187      187       374       380
         Dividends                                               74      271       191       357
   Interest-bearing deposits                                     42       40        92        81
                                                             ------   ------   -------   -------
         Total interest income                                6,696    6,779    13,245    13,413
                                                             ------   ------   -------   -------
INTEREST EXPENSE:
   Interest on:
      Deposits                                                1,958    1,474     3,827     2,926
      Federal Home Loan Bank advances and other borrowings    1,425    1,900     2,854     3,828
      Junior subordinated debentures                            485      444       956       878
                                                             ------   ------   -------   -------
         Total interest expense                               3,868    3,818     7,637     7,632
                                                             ------   ------   -------   -------
NET INTEREST INCOME                                           2,828    2,961     5,608     5,781
PROVISION FOR LOAN LOSSES                                       525       45       570        90
                                                             ------   ------   -------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           2,303    2,916     5,038     5,691
                                                             ------   ------   -------   -------
NON-INTEREST INCOME:
   Service charges and other fees                               360      378       739       798
   Net gain on sales of:
      Loans held for sale                                        17       18       142        37
      Investment and mortgage-related securities                 --      449        --       524
      Real estate owned                                         158       --       158        --
   Increase in cash surrender value of life insurance           144      151       297       411
   Other income                                                 121      105       237       230
                                                             ------   ------   -------   -------
         Total non-interest income                              800    1,101     1,573     2,000
                                                             ------   ------   -------   -------
NON-INTEREST EXPENSE:
   Salaries and employee benefits                             1,502    1,711     3,004     3,241
   Occupancy and equipment                                      395      383       784       745
   Professional fees                                            553      284       821       528
   Federal deposit insurance premium                             37       12        49        25
   Data processing                                              131      136       251       264
   Advertising                                                  102       86       208       182
   Net cost of operation of other real estate                    --        3        --         5
   Deposit processing                                           155      154       310       316
   Other                                                        351      435       790       944
                                                             ------   ------   -------   -------
         Total non-interest expense                           3,226    3,204     6,217     6,250
                                                             ------   ------   -------   -------
INCOME (LOSS) BEFORE INCOME TAX (BENEFIT) EXPENSE              (123)     813       394     1,441
INCOME TAX (BENEFIT) EXPENSE                                   (142)     175       (70)      280
                                                             ------   ------   -------   -------
NET INCOME                                                   $   19   $  638   $   464   $ 1,161
                                                             ======   ======   =======   =======
BASIC EARNINGS PER COMMON SHARE                              $ 0.01   $ 0.35   $  0.25   $  0.64
                                                             ======   ======   =======   =======
DILUTED EARNINGS PER COMMON SHARE                            $ 0.01   $ 0.34   $  0.24   $  0.63
                                                             ======   ======   =======   =======

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (dollars in thousands)


                                                                   Employee              Accumulated    Retained
                                                      Additional    stock                   other       earnings-      Total
                                              Common    paid-in   ownership   Treasury  comprehensive   partially  stockholders'
                                               stock    capital      plan       stock   income (loss)  restricted      equity
                                              ------  ----------  ---------  ---------  -------------  ----------  -------------
BALANCE AT OCTOBER 1, 2004                      $27    $13,609     $(3,189)   $(11,913)    $ 1,734      $29,430       $29,698
Net income                                       --         --          --          --          --        1,161         1,161
Other comprehensive income, net of tax:
   Net unrealized loss on securities
      net of reclassification adjustment(1)      --         --          --          --      (1,620)          --        (1,620)
                                                ---    -------     -------    --------     -------      -------       -------
Comprehensive loss                               --         --          --          --          --           --          (459)
                                                ---    -------     -------    --------     -------      -------       -------
Common stock acquired by stock benefit plans     --         --         (72)         --          --           --           (72)
ESOP shares committed to be released             --         --          30          --          --           --            30
Excess of fair value above cost of
   ESOP shares committed to be released          --         29          --          --          --           --            29
Purchase of treasury stock                       --         --          --        (110)         --           --          (110)
Exercise of stock options                        --       (671)         --       1,101          --           --           430
Dividends - paid                                 --         --          --          --          --         (397)         (397)
                                                ---    -------     -------    --------     -------      -------       -------
BALANCE AT MARCH 31, 2005                       $27    $12,967     $(3,231)   $(10,922)    $   114      $30,194       $29,149
                                                ===    =======     =======    ========     =======      =======       =======
BALANCE AT OCTOBER 1, 2005                      $27    $12,920     $(3,185)   $(10,590)    $  (209)     $29,230       $28,193
Net income                                       --         --          --          --          --          464           464
Other comprehensive income, net of tax:
   Net unrealized loss on securities
      net of reclassification adjustment(1)      --         --          --          --      (1,221)          --        (1,221)
                                                ---    -------     -------    --------     -------      -------       -------
   Comprehensive loss                            --         --          --          --          --           --          (757)
                                                ---    -------     -------    --------     -------      -------       -------
ESOP shares committed to be released             --         --          47          --          --           --            47
Share-based compensation                         --         13          --          --          --           --            13
Excess of fair value above cost of
   ESOP shares committed to be released          --         27          --          --          --           --            27
Exercise of stock options                        --         (2)         --           7          --           --             5
Dividends paid                                   --         --          --          --          --         (208)         (208)
                                                ---    -------     -------    --------     -------      -------       -------
BALANCE AT MARCH 31, 2006                       $27    $12,958     $(3,138)   $(10,583)    $(1,430)     $29,486       $27,320
                                                ===    =======     =======    ========     =======      =======       =======

(1)  Disclosure of reclassification amount, net of tax:

                                                                              March 31,
                                                                         -----------------
                                                                           2006      2005
                                                                         -------   -------
Net unrealized depreciation arising during the period                    $(1,221)  $(1,966)
Less: reclassification adjustment for net gains included in net income
   (net of tax of $0 and $178, respectively)                                  --       346
                                                                         -------   -------
Net unrealized loss on securities                                        $(1,221)  $(1,620)
                                                                         =======   =======

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (dollars in thousands)

                                                                                                   Six months ended
                                                                                                      March 31,
                                                                                                 -------------------
                                                                                                   2006       2005
                                                                                                 --------   --------
OPERATING ACTIVITIES:
   Net income                                                                                    $    464   $  1,161
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Provision for depreciation and amortization                                                     266        261
      Amortization of premiums and discounts                                                          193        244
      Increase in cash surrender value of life insurance                                             (297)      (411)
      Gain on sales of:
         Loans held for sale                                                                         (142)       (37)
         Investment securities available for sale                                                      --       (524)
         Real estate owned                                                                           (158)        --
      Provision for loan losses                                                                       570         90
      Amortization of ESOP                                                                             74         59
      Deferred income taxes                                                                           250         --
      Share-based compensation                                                                         13         --
      Insurance proceeds on real estate owned                                                          --         29
      Changes in assets and liabilities which provided (used) cash:
         Origination of loans held for sale                                                        (4,347)    (6,041)
         Proceeds from the sale of loans                                                            4,388      5,717
         Accrued interest receivable                                                                  (61)        41
         Prepaid expenses and other assets                                                          4,750      8,396
         Accrued interest payable                                                                      63         63
         Accrued expenses                                                                            (398)       688
                                                                                                 --------   --------
            Net cash provided by operating activities                                               5,628      9,736
                                                                                                 --------   --------
INVESTING ACTIVITIES:
      Loans originated                                                                            (62,505)   (64,493)
      Purchases of:
         Mortgage-related securities available for sale                                           (16,381)   (30,955)
         Investment securities available for sale                                                    (240)    (2,673)
         Mortgage-related securities held to maturity                                                  --    (18,591)
      Redemption of FHLB stock                                                                      3,326        850
      Proceeds from sales of real estate owned                                                        918        250
      Proceeds from sales of investment securities available for sale                                  --     25,508
      Principal collected on loans                                                                 54,857     63,108
      Proceeds from maturities, calls, or repayments of:
         Investment securities available for sale                                                     590        324
         Mortgage-related securities available for sale                                             6,673     11,816
         Mortgage-related securities held to maturity                                               4,269      3,717
         Investment securities held to maturity                                                     1,000      1,000
      Purchase of property and equipment                                                             (192)      (954)
                                                                                                 --------   --------
            Net cash used in investing activities                                                  (7,685)   (11,093)
                                                                                                 --------   --------
FINANCING ACTIVITIES:
         Net increase in deposit accounts                                                          13,016     10,248
         Net decrease in FHLB advances and other borrowings                                       (11,326)    (7,457)
         Net increase in advances from borrowers for taxes and insurance                            1,167      1,133
         Exercise of stock options                                                                      5        430
         Common stock acquired by ESOP                                                                 --        (72)
         Purchase of treasury stock                                                                    --       (110)
         Cash dividend                                                                               (208)      (397)
                                                                                                 --------   --------
            Net cash provided by financing activities                                               2,654      3,775
                                                                                                 --------   --------
INCREASE IN CASH AND CASH EQUIVALENTS                                                                 597      2,418
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   16,155     17,975
                                                                                                 --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $ 16,752   $ 20,393
                                                                                                 ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
         Cash payments for interest on deposits and borrowings                                   $  7,574   $  7,544
         Transfers of loans receivable into real estate owned                                       3,337         --

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

     The results of operations for the three and six month periods ended March 31, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2006 or any other period. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the First Keystone Financial, Inc. (the "Company") Annual Report on Form 10-K for the year ended September 30, 2005.

2.   INVESTMENT SECURITIES

     The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

                                                        March 31, 2006
                                       -------------------------------------------------
                                                      Gross        Gross
                                       Amortized   Unrealized   Unrealized   Approximate
                                          Cost        Gain         Loss       Fair Value
                                       ---------   ----------   ----------   -----------
Available for Sale:
   U.S. Government and agency bonds:
      5 to 10 years                     $ 1,999       $ --        $ (44)       $ 1,955
   Municipal obligations:
      5 to 10 years                         130          2           --            132
      Over 10 years                      12,634        325          (36)        12,923
   Corporate bonds:
      1 to 5 years                        1,000         45           --          1,045
      5 to 10 years                       2,000         --         (145)         1,855
      Over 10 years                       7,966          1          (66)         7,901
   Mutual funds                           9,025         --         (302)         8,723
   Other equity investments               1,040        500          (35)         1,505
                                        -------       ----        -----        -------
         Total                          $35,794       $873        $(628)       $36,039
                                        =======       ====        =====        =======
Held to Maturity:
   Municipal obligations:
      5 to 10 years                     $ 3,258       $ --        $ (24)       $ 3,234
                                        -------       ----        -----        -------
         Total                          $ 3,258       $ --        $ (24)       $ 3,234
                                        =======       ====        =====        =======

     Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at March 31, 2006.

                           Loss Position             Loss Position
                        Less than 12 Months       12 Months or Longer             Total
                      -----------------------   -----------------------   -----------------------
                                   Unrealized                Unrealized                Unrealized
                      Fair Value      Losses    Fair Value     Losses     Fair Value     Losses
                      ----------   ----------   ----------   ----------   ----------   ----------
U.S. Government and
   agency bonds        $  1,955      $ (44)       $    --      $  --        $ 1,955      $ (44)
Corporate bonds           5,734        (39)         2,939       (172)         8,673       (211)
Municipal bonds           4,199        (60)            --         --          4,199        (60)
Mutual fund                  --         --          8,693       (302)         8,693       (302)
Equity securities           605        (35)            --         --            605        (35)
                        -------      -----        -------      -----        -------      -----
Total                   $12,493      $(178)       $11,632      $(474)       $24,125      $(652)
                        =======      =====        =======      =====        =======      =====

     At March 31, 2006, investment securities in a gross unrealized loss position for twelve months or longer consisted of four securities having an aggregate depreciation of 3.9% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the limited inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. Mutual funds in an unrealized loss position for 12 months or longer consisted of two funds primarily invested in asset-backed securities and had an aggregate depreciation of 3.3%. Corporate bonds in an unrealized loss position for 12 months or longer consisted of two debt securities and had an aggregate depreciation of 5.5%. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of March 31, 2006 represents an other-than-temporary impairment.

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
                        ======        ====        =======      =====        =======      =====

3.   MORTGAGE-RELATED SECURITIES

     Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                           March 31, 2006
                                         -------------------------------------------------
                                                        Gross        Gross
                                         Amortized   Unrealized   Unrealized   Approximate
                                            Cost        Gain         Loss       Fair Value
                                         ---------   ----------   ----------   -----------
Available for Sale:
   FHLMC pass-through certificates        $ 8,052        $ 1       $  (156)      $ 7,897
   FNMA pass-through certificates          29,191         31          (758)       28,464
   GNMA pass-through certificates           3,301          4           (77)        3,228
   Collateralized mortgage obligations     37,794         25        (1,482)       36,337
                                          -------        ---       -------       -------
      Total                               $78,338        $61       $(2,473)      $75,926
                                          =======        ===       =======       =======
Held to Maturity:
   FHLMC pass-through certificates        $15,801        $ 4       $  (678)      $15,127
   FNMA pass-through certificates          26,285          3        (1,086)       25,202
   Collateralized mortgage obligations        220         --            (2)          218
                                          -------        ---       -------       -------
      Total                               $42,306        $ 7       $(1,766)      $40,547
                                          =======        ===       =======       =======

     Provided below is a summary of mortgage-related securities available for sale and held to maturity which were in an unrealized loss position at March 31, 2006.

                       Loss Position             Loss Position
                    Less than 12 Months       12 Months or Longer              Total
                  -----------------------   -----------------------   -----------------------
                               Unrealized                Unrealized                Unrealized
                  Fair Value     Losses     Fair Value     Losses     Fair Value     Losses
                  ----------   ----------   ----------   ----------   ----------   ----------
Pass-through
   certificates     $28,799     $  (613)      $49,026     $(2,141)     $ 77,825     $(2,754)
Collateralized
   mortgage
   obligations       15,619        (550)       20,398        (935)       36,017      (1,485)
                    -------     -------       -------     -------      --------     -------
Total               $44,418     $(1,163)      $69,424     $(3,076)     $113,842     $(4,239)
                    =======     =======       =======     =======      ========     =======

     At March 31, 2006, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of 42 securities that at such date had an aggregate depreciation of 4.2% from the Company's amortized cost basis. Management does not believe any individual unrealized loss as of March 31, 2006 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and various private issuers. The majority of the unrealized losses associated with mortgage-related securities are primarily attributable to changes in interest rates and not due to the deterioration of the creditworthiness of the issuer. The Company has the ability and intent to hold these securities until the securities mature or recover in value.

     Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                        September 30, 2005
                                        -------------------------------------------------
                                                       Gross        Gross
                                        Amortized   Unrealized   Unrealized   Approximate
                                           Cost        Gain         Loss       Fair Value
                                        ---------   ----------   ----------   -----------
Available for Sale:
   FHLMC pass-through certificates       $    50        $ 3       $    --       $    53
   FNMA pass-through certificates         23,493         51          (364)       23,180
   GNMA pass-through certificates          3,947         12           (39)        3,920
   Collateralized mortgage obligations    41,207         23          (856)       40,374
                                         -------        ---       -------       -------
      Total                              $68,697        $89       $(1,259)      $67,527
                                         =======        ===       =======       =======
Held to Maturity:
   FHLMC pass-through certificates       $17,267        $ 9       $  (371)      $16,905
   FNMA pass-through certificates         29,084          9          (619)       28,474
   Collateralized mortgage obligations       303         --            (3)          300
                                         -------        ---       -------       -------
      Total                              $46,654        $18       $  (993)      $45,679
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
                    =======     =======       =======      =====       ========     =======

4.   LOANS RECEIVABLE

     Loans receivable consist of the following:

                                      March 31,   September 30,
                                        2006           2005
                                     ----------   -------------
Real estate loans:
   Single-family                      $143,538      $149,237
   Construction and land                37,805        36,828
   Multi-family and commercial          67,768        69,704
   Home equity and lines of credit      52,764        46,748
Consumer loans                           1,461         1,376
Commercial loans                        19,030        16,085
                                      --------      --------
   Total loans                         322,366       319,978
Loans in process                       (13,123)      (14,614)
Allowance for loan losses               (2,893)       (3,475)
Deferred loan costs                        115            90
                                      --------      --------
Loans receivable - net                $306,465      $301,979
                                      ========      ========

     At March 31, 2006 and September 30, 2005, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $811 and $5,052, respectively. At March 31, 2006, non-performing loans primarily consisted of single-family residential mortgage loans aggregating $472 and consumer lines of credit aggregating $202.

     At March 31, 2006 and September 30, 2005, the Company had impaired loans with a total recorded investment of $995 and $3,837, respectively, and an average recorded investment of $3,727 and $1,279, respectively. Interest income of $34 and $39 was recognized on these impaired loans during the six months ended March 31, 2006 and the year ended September 30, 2005, respectively.

     Loans collectively evaluated for impairment include residential real estate, home equity (including lines of credit) and consumer loans and are not included in the data that follow:

                                                           March 31,   September 30,
                                                              2006          2005
                                                           ---------   -------------
Impaired loans with related allowance for loan losses
   under SFAS No. 114                                         $ --         $3,837
Impaired loans with no related allowance for loan losses
   under SFAS No. 114                                          955             --
                                                              ----         ------
    Total impaired loans                                      $955         $3,837
                                                              ====         ======
Valuation allowance related to impaired loans                 $ --         $  959
                                                              ====         ======

The following is an analysis of the allowance for loan losses:

                                Six Months Ended
                                    March 31,
                               ------------------
                                 2006      2005
                               -------   --------
Balance beginning of period    $ 3,475    $2,039
Provisions charged to income       570        45
Charge-offs                     (1,162)      (21)
Recoveries                          10        --
                               -------    ------
Total                          $ 2,893    $2,063
                               =======    ======

     As of March 31, 2006, the Company transferred to real estate owned property located in Chesapeake City, Maryland that secured a $3,337 commercial real estate loan and a $500 commercial business loan as a result of the Company taking possession of the property. In connection with the property's transfer to real estate owned, the Company recorded the property at its approximate fair value of $2,700 resulting in a charge-off of $1,137 against the allowance for loan losses.

     The Company has identified the evaluation of the allowance for loan losses as a critical accounting estimate where amounts are sensitive to material variation. The Company is constantly challenging the methodology, conducting assessments and redefining the process to determine the appropriate level of allowance for loan losses. Critical accounting estimates are significantly affected by management's judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonable, conditions or assumptions. The allowance for loan losses is considered a critical accounting estimate because there is a large degree of judgment in (i) assigning individual loans to specific risk levels (pass, special mention, substandard, doubtful and loss), (ii) valuing the underlying collateral securing the loans, (iii) determining the appropriate reserve factor to be applied to specific risk levels for criticized and classified loans (special mention, substandard, doubtful and loss) and (iv) determining reserve factors to be applied to pass loans based upon loan type. Management reviews the allowance for loan losses generally on a monthly basis, but at a minimum at least quarterly. To the extent that loans change risk levels, collateral values change or reserve factors change, the Company may need to adjust its provision for loan losses which would impact earnings. In this framework, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included, among other things, in these qualitative factors are past loss experience, type and volume of loans, changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries, national and local economic conditions, concentrations of credit, and the effect of external factors on the level of estimated credit losses in the current portfolio.

     The determination of the allowance for loan losses requires management to make significant estimates with respect to the amounts and timing of losses and market and economic conditions. Accordingly, a decline in the economy could increase loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional provisions to the loan loss allowance in future periods. The Company will continue to monitor and adjust its allowance for loan losses through the provision for loan losses as economic conditions and other factors dictate. Although the Company maintains its allowance for loan losses at levels considered adequate to provide for the amount of known and inherent loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determination as to the amount of its allowance for loan losses is subject to review by its primary federal banking regulator, the Office of Thrift Supervision (the "OTS"), as part of its examination process, which may require the recognition of an adjustment to the allowance for loan losses based on its judgment of information available to it at the time of its examination. To the extent that actual outcomes differ from management's estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

5.   DEPOSITS

     Deposits consist of the following major classifications:

                                March 31,         September 30,
                                 2006                 2005
                          ------------------   ------------------
                           Amount    Percent    Amount    Percent
                          --------   -------   --------   -------
Non-interest bearing      $ 16,816      4.6%   $ 18,001      5.1%
NOW                         72,036     19.9      65,688     18.8
Passbook                    48,074     13.3      47,139     13.5
Money market demand         43,929     12.1      45,753     13.1
Certificates of deposit    181,855     50.1     173,113     49.5
                          --------    -----    --------    -----
Total                     $362,710    100.0%   $349,694    100.0%
                          ========    =====    ========    =====

6.   EARNINGS PER SHARE

     Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. All dilutive shares consist of options the exercise price of which is lower than the market price of the common stock covered thereby at the dates presented. At March 31, 2006 and 2005, anti-dilutive shares consisted of options covering 2,221 and 408 shares, respectively.

     The calculated basic and diluted earnings per share ("EPS") is as follows:

                                     For the Three Months       For the Six Months
                                       Ended March 31,           Ended March 31,
                                   -----------------------   -----------------------
                                      2006         2005         2006         2005
                                   ----------   ----------   ----------   ----------
Numerator - Net income             $       19   $      638   $      464   $      627
Denominators:
   Basic shares outstanding         1,890,608    1,824,419    1,889,463    1,826,967
   Effect of dilutive securities       22,892       49,486       23,566      124,393
                                   ----------   ----------   ----------   ----------
   Diluted shares outstanding       1,913,500    1,873,905    1,913,029    1,951,360
                                   ==========   ==========   ==========   ==========
EPS:
   Basic                           $     0.01   $     0.35   $     0.25   $     0.34
   Diluted                         $     0.01   $     0.34   $     0.24   $     0.32

7.   SHARE-BASED COMPENSATION

     Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" (SFAS No. 123(R)) using the modified prospective application transition method. The adoption of SFAS No.123(R) resulted in approximately $6 and $13 compensation expense for the three and six month periods ended March 31, 2006, respectively. Pro forma compensation expense for the three and six month periods ended March 31, 2005 was $4 and $8, respectively. There were no new grants of stock options or other share-based payments during the six months ended March 31, 2006 and, therefore, additional disclosures for share-based compensation were omitted due to immateriality.

8.   RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155.") SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year beginning after September 15, 2006 and is not expected to have a material impact on the Company's consolidated financial statements.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140," ("SFAS No. 156"). SFAS No. 156 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations prescribed by SFAS No. 156. All separately recognized servicing assets and servicing liabilities are to be initially measured at fair value, if practicable, and SFAS No. 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The requirements for recognition and initial measurement of servicing assets and servicing liabilities should be applied prospectively to all transactions after the effective date of this statement. The Company's management is evaluating the impact of adopting SFAS No. 156 on the Company's financial statements.

     On November 3, 2005, the FASB issued FASB Staff Position ("FSP") Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", and supersedes EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The guidance in this FSP amends SFAS Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The FSP is effective for reporting periods beginning after December 15, 2005. The Company adopted this guidance on January 1, 2006 and it did not have a significant impact on the Company's interim financial statements.

9.   SUPERVISORY AGREEMENTS

     On February 13, 2006, the Company and the Bank each entered into a supervisory agreement with the OTS which primarily addressed issues identified in the OTS' most recent reports of examination of the Company's and the Bank's operations and financial condition.

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

     As noted above, the Company is not permitted to pay dividends to its stockholders under the terms of the supervisory agreement until certain conditions are satisfied. Currently, the Company does not believe dividends will be able to be resumed until at least the quarter ended March 31, 2007.

     As a result of the supervisory agreement, the Bank is not deemed to be "well-capitalized" for purposes of the prompt corrective action regulations of the OTS even though the Bank's regulatory capital is in excess of all regulatory capital requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q includes certain "forward-looking statements" based on management's current expectations. The Company's actual results could differ materially, as such term is defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, from management's expectations. Such forward-looking statements include statements regarding management's current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Company's control. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, availability and cost of energy resources, the effects of the supervisory agreements entered into by the Company and First Keystone Bank (the "Bank") with the Office of Thrift Supervision (the "OTS"), and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees.

The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made.

GENERAL

The Company is a Pennsylvania corporation and sole stockholder of the Bank, a federally chartered stock savings bank, which converted to the stock form of organization in January 1995. The Bank is a community-oriented bank emphasizing customer service and convenience. The Bank's primary business is attracting deposits from the general public and using those funds together with other available sources of funds, primarily borrowings, to originate loans. The Bank's management remains focused on its long-term strategic plan to continue to shift the Bank's loan composition toward commercial business, construction and home equity loans and lines of credit in order to provide a higher yielding loan portfolio with generally shorter contractual terms.

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

The determination of the allowance for loan losses requires management to make significant estimates with respect to the amounts and timing of losses and market and economic conditions. Accordingly, a decline in the economy could increase loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. The Bank will continue to monitor and adjust its allowance for loan losses through the provision for loan losses as economic conditions and other factors dictate. Management reviews the allowance for loan losses generally on a monthly basis. Although the Bank maintains its allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank's determination as to the amount of its allowance for loan losses is subject to review by its primary federal banking regulator, the OTS, as part of its examination process, which may result in additional allowances based upon the judgment and review of the OTS. See "- Provision for Loan Losses."

SUPERVISORY AGREEMENTS.

On February 13, 2006, the Company and the Bank each entered into a supervisory agreement with the OTS which primarily addressed issues identified in the OTS' most recent reports of examination of the Company's and the Bank's operations and financial condition.

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

As noted above, the Company is not permitted to pay dividends to its stockholders under the terms of the supervisory agreement until certain conditions are satisfied. Currently, the Company does not believe dividends will be able to be resumed until at least the quarter ended March 31, 2007.

As a result of the supervisory agreement, the Bank is not deemed to be "well-capitalized" for purposes of the prompt corrective action regulations of the OTS even though the Bank's regulatory capital is in excess of all regulatory capital requirements.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2006 AND SEPTEMBER 30, 2005

Total assets of the Company increased by $1.6 million from $518.1 million at September 30, 2005 to $519.8 million at March 31, 2006. Loans receivable increased slightly to $306.5 million at March 31, 2006 as the Company continued to modestly increase the percentage of its portfolio consisting of commercial real estate loans, construction loans, home equity and lines of credit and commercial business loans, partially offset by a decrease in single-family residential loans. Prepaid expenses and other assets decreased $4.7 million due to funds received for settlement of securities sales. Total deposits increased $13.0 million, or 3.7%, from $349.7 million at September 30, 2005 to $362.7 million at March 31, 2006, while borrowings decreased $11.3 million, or 10.0%, from $113.3 million at September 30, 2005. The increase in deposits resulted from an $8.7 million, or 5.0%, increase in certificates of deposit combined with an increase of $4.3 million, or 2.4%, in core deposits (which consist of passbook, money market, NOW and non-interest bearing accounts).

Stockholders' equity decreased $873,000 to $27.3 million primarily due to a $1.2 million decline in the amount of accumulated other comprehensive loss combined with dividend payments in the first quarter of fiscal 2006 totaling $208,000, partially offset by net income of $464,000 for the six months ended March 31, 2006.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005

NET INCOME.

Net income was $19,000, or $.01 per diluted share, for the quarter ended March 31, 2006 as compared to $638,000, or $.34 per diluted share, for the same period in 2005. Net income for the six months ended March 31, 2006 was $464,000, or $.24 per diluted share, a decrease of $697,000, or 60.0%, as compared to $1.2 million, or $.63 per diluted share, for the same period in 2005.

NET INTEREST INCOME.

Net interest income decreased $133,000, or 4.5%, to $2.8 million and $173,000, or 3.0%, to $5.6 million for the three and six months ended March 31, 2006 as compared to the same period in 2005. Such decreases were primarily due to decreases in interest income of $83,000, or 1.2%, and $168,000, or 1.3%, for the three and six months ended March 31, 2006, respectively. The average balance of interest-earning assets decreased $54.8 million and $59.5 million for the three and six months ended March 31, 2006, respectively, as compared to the same periods in 2005. The significant decline in the average balances was the result of the Company implementing a deleveraging strategy in the fourth quarter of fiscal 2005 involving the sale of $47.5 million of various low-yielding securities and the repayment of $46.0 million in FHLB convertible advances. Calculated on a tax-equivalent basis, the weighted average yield earned on interest-earning assets for the three months ended March 31, 2006 increased 53 basis points to 5.68% compared to the same period in 2005 and 57 basis points to 5.64% for the six months ended March 31, 2006 compared to the same period in 2005. Net interest income was also affected by a $50,000, or 1.3%, and $5,000, or 0.07%, increase in interest expense for the three and six months ended March 31, 2006, respectively, as compared to the same periods in 2005. For the three months ended March 31, 2006, the weighted average rate paid on such liabilities increased 36 basis points to 3.24% from 2.88% for the same period in the prior fiscal year and 34 basis points to 3.21% for the six months ended March 31, 2006 as compared to 2.87% for the six months ended March 31, 2005.

The interest rate spread and net interest margin, on a fully tax-equivalent basis, were 2.43% and 2.43%, respectively, for the six months ended March 31, 2006 as compared to 2.21% and 2.22%, respectively, for the same period in 2005. As a result of the deleveraging strategy, the Company improved its interest rate margin because the yields on interest-earning assets increased to a greater degree than the rates paid on interest-bearing liabilities. However, the continued rise in short-term interest rates could negatively impact the Company's interest rate margin as shorter term interest-bearing liabilities will reprice faster than the Company's longer term interest-earning assets.

The following table presents the average balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three months and six months ended March 31, 2006 and 2005. The adjustment of tax-exempt securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information. Management believes that it is a common practice in the banking industry to present net interest margin, net interest rate spread and net interest income on a fully tax equivalent basis when a significant proportion of interest-earning assets are tax-free. Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons. A GAAP reconciliation also is included below.

                                                               FOR THE THREE MONTHS ENDED
                                             -------------------------------------------------------------
                                                     MARCH 31, 2006                  MARCH 31, 2005
                                             -----------------------------   -----------------------------
                                                                   Average                         Average
                                              Average               Yield/    Average               Yield/
(Dollars in thousands)                        Balance   Interest   Cost(4)    Balance   Interest   Cost(4)
                                             --------   --------   -------   --------   --------   -------
Interest-earning assets:
   Loans receivable(1) (2)                   $308,208    $4,821      6.26%   $306,418    $4,408      5.75%
   Mortgage-related securities(2)             115,707     1,276      4.41     156,053     1,552      3.98
   Investment securities(2)                    46,518       643      5.53      60,138       863      5.74
   Other interest-earning assets                7,591        42      2.21      10,256        40      1.56
                                             --------    ------              --------    ------
      Total interest-earning assets           478,024    $6,782      5.68     532,865    $6,863      5.15
                                             --------    ------    ------    --------    ------    ------
Non-interest-earning assets                    33,952                          32,861
                                             --------                        --------
   Total assets                              $511,976                        $565,726
                                             ========                        ========
Interest-bearing liabilities:
   Deposits                                  $349,151    $1,958      2.24    $344,275    $1,474      1.71
   FHLB advances and other borrowings         106,869     1,425      5.33     163,856     1,900      4.64
   Junior subordinated debentures              21,508       485      9.02      21,544       444      8.24
                                             --------    ------              --------    ------
      Total interest-bearing liabilities      477,528     3,868      3.24     529,675     3,818      2.88
                                                         ------    ------    --------    ------    ------
Interest rate spread                                                 2.44%                           2.27%
                                                                   ======                          ======
Non-interest-bearing liabilities                6,429                           6,050
                                             --------                        --------
   Total liabilities                          483,957                         535,725
Stockholders' equity                           28,019                          30,001
                                             --------                        --------
Total liabilities and stockholders' equity   $511,976                        $565,726
                                             ========                        ========
Net interest-earning assets                  $    496                        $  3,190
                                             ========                        ========
Net interest income                                      $2,914                          $3,045
                                                         ======                          ======
Net interest margin(3)                                               2.44%                           2.29%
                                                                   ======                          ======
Ratio of average interest-earning assets
   to average interest-bearing liabilities                         100.10%                         100.60%
                                                                   ======                          ======

----------
(1)  Includes non-accrual loans.

(2)  Includes assets classified as either available for sale or held for sale.

(3)  Net interest income divided by interest-earning assets.

(4) Presented on a tax-equivalent basis.

                                                                FOR THE SIX MONTHS ENDED
                                             -------------------------------------------------------------
                                                     MARCH 31, 2006                  MARCH 31, 2005
                                             -----------------------------   -----------------------------
                                                                   Average                         Average
                                              Average               Yield/    Average               Yield/
(Dollars in thousands)                        Balance   Interest   Cost(4)    Balance   Interest   Cost(4)
                                             --------   --------   -------   --------   --------   -------
Interest-earning assets:
   Loans receivable(1) (2)                   $306,311    $ 9,520     6.22%   $306,207    $ 8,871     5.79%
   Mortgage-related securities(2)             114,108      2,476     4.34     149,144      2,953     3.96
   Investment securities(2)                    46,876      1,330     5.67      67,848      1,677     4.94
   Other interest-earning assets                8,610         92     2.14      12,167         81     1.33
                                             --------    -------             --------    -------
      Total interest-earning assets           475,905    $13,418     5.64     535,366    $13,582     5.07
                                             --------    -------    -----    --------    -------   ------
Non-interest-earning assets                    34,238                          32,742
                                             --------                        --------
   Total assets                              $510,143                        $568,108
                                             ========                        ========
Interest-bearing liabilities:
   Deposits                                  $348,236    $ 3,827     2.20    $343,860    $ 2,926     1.70
   FHLB advances and other borrowings         106,354      2,854     5.37     167,351      3,828     4.57
   Junior subordinated debentures              21,512        956     8.89      21,549        878     8.15
                                             --------    -------             --------    -------
      Total interest-bearing liabilities      476,102      7,637     3.21     532,760      7,632     2.87
                                             --------    -------    -----    --------    -------   ------
Interest rate spread                                                 2.43%                           2.21%
                                                                    =====                          ======
Non-interest-bearing liabilities                6,054                           5,546
                                             --------                        --------
   Total liabilities                          482,156                         538,306
Stockholders' equity                           27,987                          29,802
                                             --------                        --------
Total liabilities and stockholders' equity   $510,143                        $568,108
                                             ========                        ========
Net interest-earning assets (liabilities)    $   (197)                       $  2,606
                                             ========                        ========
Net interest income                                      $ 5,781                         $ 5,950
                                                         =======                         =======
Net interest margin(3)                                               2.43%                           2.22%
                                                                    =====                          ======
Ratio of average interest-earning assets
   to average interest-bearing liabilities                          99.96%                         100.49%
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

                                                        FOR THE THREE MONTHS ENDED
                                               ---------------------------------------------
                                                   MARCH 31, 2006          MARCH 31, 2005
                                               ---------------------   ---------------------
                                                            AVERAGE                AVERAGE
(Dollars in thousands)                         INTEREST   YIELD/COST   INTEREST   YIELD/COST
                                               --------   ----------   --------   ----------
Investment securities - nontaxable              $  557       4.79%      $  779       5.18%
Tax equivalent adjustments                          86                      84
                                                ------                  ------
Investment securities - nontaxable to a
   taxable equivalent yield                     $  643       5.53%      $  863       5.74%
                                                ======                  ======

Net interest income                             $2,828                  $2,961
Tax equivalent adjustment                           86                      84
                                                ------                  ------
Net interest income, tax equivalent             $2,914                  $3,045
                                                ======                  ======
Net interest rate spread, no tax  adjustment                 2.36%                   2.21%
Net interest margin, no tax adjustment                       2.37%                   2.22%

                                                         FOR THE SIX MONTHS ENDED
                                               ---------------------------------------------
                                                   MARCH 31, 2006          MARCH 31, 2005
                                               ---------------------   ---------------------
                                                            AVERAGE                AVERAGE
(Dollars in thousands)                         INTEREST   YIELD/COST   INTEREST   YIELD/COST
                                               --------   ----------   --------   ----------
Investment securities - nontaxable              $1,157       4.94%      $1,508       4.45%
Tax equivalent adjustments                         173                     169
                                                ------                  ------
Investment securities - nontaxable to a
   taxable equivalent yield                     $1,330       5.67%      $1,677       4.94%
                                                ======                  ======
Net interest income                             $5,608                  $5,781
Tax equivalent adjustment                          173                     169
                                                ------                  ------
Net interest income, tax equivalent             $5,781                  $5,950
                                                ======                  ======
Net interest rate spread, no tax  adjustment                 2.36%                   2.15%
Net interest margin, no tax adjustment                       2.36%                   2.16%

     PROVISION FOR LOAN LOSSES.

     Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management sufficient to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management's analysis includes consideration of the Company's historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company's primary market area, and other factors related to the collectibility of the Company's loan and loans held for sale portfolios For the three months ended March 31, 2006 and 2005, the provision for loan losses amounted to $525,000 and $45,000, respectively. The increase of $480,000 in the provision for loan losses was due to an additional reserve of $180,000 related to the write down to fair value of the property securing a $3.3 million commercial real estate loan and a related $500,000 commercial business loan based on the current assessment of the property's fair value as well as a determination that an additional provision of $345,000 was required as result of the continual evaluation of the classified and pass loan portfolios to bring the overall allowance for loan losses to a level deemed appropriate. As further discussed below, during the three months ended March, 31, 2006, the $3.3 million commercial real estate loan was transferred to real estate owned. For the six months ended March 31, 2006 and 2005, the provision for loan losses amounted to $570,000 and $90,000, respectively. The coverage ratio, which is the ratio of the allowance for loan losses to non-performing loans, was 356.74% and 68.8% at March 31, 2006 and September 30, 2005, respectively.

     At March 31, 2006, non-performing assets decreased $2.3 million to $3.5 million, or 0.68%, of total assets, from $5.8 million at September 30, 2005. The decrease in non-performing assets was primarily the result of a $4.2 million decrease to $811,000 in nonperforming loans partially offset by a $1.9 million increase to $2.7 million in real estate owned. The decrease in non-performing loans was primarily due to the transfer of a $3.3 million commercial real estate loan to real estate owned and a charge-off of $500,000 for a related commercial business loan combined with the repayment in full of a $770,000 residential construction loan. As of March 31, 2006, the Company transferred to real estate owned property located in Chesapeake City, Maryland that secured a $3.3 million commercial real estate loan as a result of the Company taking possession of the property. The Company also had a $500,000 commercial business loan outstanding in connection with this loan relationship. The Company previously allocated reserves of $959,000 as of the quarter ended June 30, 2005. In connection with the Company's review of the fair value of the collateral supporting the loans, the Company recognized an additional reserve of $178,000 in the three months ended March 31, 2006, increasing the total reserve for the loan to approximately $1.1 million. In connection with the property's transfer to real estate owned, the Company recorded the property at its approximate fair value of $2.7 million. As a result of the transfer of the property to real estate owned and the charge-off of the commercial business loan, the Company charged-off $1.1 million against the allowance for loan losses in the quarter ended March 31, 2006. Offsetting, in part, the increase in real estate owned was the sale during the quarter of a commercial property in which the Company held a 25% participation interest in a golf facility. The sale of the property, which was carried at a value of $760,000, resulted in a pre-tax gain of $158,000 which was included in non-interest income.

     Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

     NON-INTEREST INCOME.

     For the three months ended March 31, 2006, non-interest income decreased $301,000 or 27.3% to $800,000 as compared to the same period in 2005. The decrease for the three months ended March 31, 2006 was primarily due to the Company's not experiencing any gain on sales of investment securities in the 2006 period as compared to $449,000 in gain on sales of investment and mortgage-related securities in the second quarter of fiscal 2005. The decrease in non-interest income was partially offset by the $158,000 pre-tax gain on the sale of a real estate owned property referenced above.

     Non-interest income decreased $427,000 to $1.6 million for the six months ended March 31, 2006 by comparison to the same period last year. The decrease for the six months ended March 31, 2006 was primarily due to the Company's not experiencing any gain on sales of investment securities in the 2006 period as compared to $524,000 for the same period in 2005. To a lesser extent, non-interest income decreased due to a slower appreciation rate during the first quarter of fiscal 2006 period in the cash surrender value of certain insurance policies held by the Bank to fund certain supplemental retirement benefits resulting in a decrease of $114,000 compared to the same period in 2005. In addition, the $59,000 decrease in the service charges and other fees was mainly due to a decrease in usage of a deposit service provided to the Bank's checking accounts. The decreases in non-interest income were partially offset by a $105,000 increase in the gain on sale of loans of commercial business loans through the Small Business Administration.

     NON-INTEREST EXPENSE.

     Non-interest expense increased $22,000 or 0.7% during the three months ended March 31, 2006 compared to the same period in 2005. The increase for the quarter ended March 31, 2006 was primarily due to increases of $269,000 and $25,000 in professional fees and federal insurance premiums, respectively, partially offset by decreases of $209,000 and $84,000 in salaries and employee benefits and other non-interest expense, respectively. Professional fees were substantially higher in the 2006 period due to expenses incurred in connection with the foreclosure of a $3.8 million non-performing commercial real estate loan. Salaries and employee benefits costs were higher in the 2005 period due to certain benefits incurred as part of a retirement package as well as accruals for certain incentive programs. Other non-interest expense decreased due to the completion of a bank-wide customer service training program in October 2005 as well as decreases in general administrative expenses.

     For the six months ended March 31, 2006, non-interest expense decreased by $33,000, or 0.5%, primarily due to decreases of $237,000, or 7.3%, in salary and employee benefits and $154,000, or 16.3%, in other non-interest expenses, respectively, partially offset by a $293,000, or 55.5%, increase in professional fees compared to the same period in 2005 for the reasons described above.

     INCOME TAX (BENEFIT) EXPENSE.

     The Company recognized income tax benefits of $142,000 and $70,000 for the three and six months ended March 31, 2006, respectively as compared to income tax expenses of $175,000 and $280,000 for the same periods in 2005. The recognition of the income tax benefits for the three and six months ended March 31, 2006 was primarily related to the decline in pre-tax income for such periods.

     LIQUIDITY AND CAPITAL RESOURCES.

     The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At March 31, 2006, the Company had short-term borrowings (due within one year or currently callable by the FHLB) outstanding of $101.5 million, all of which consisted of advances from the FHLB of Pittsburgh.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to fund maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At March 31, 2006, total approved loan commitments outstanding amounted to $15.8 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $39.6 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2006 totaled $124.9 million. Based upon the Company's historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

     The Bank is required under applicable federal banking regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital to at least 8.0% of its risk-weighted assets. At March 31, 2006, the Bank had tangible capital and core capital equal to 9.0% of adjusted total assets and total capital equal to 15.1% of risk-weighted assets. However, as a result of the supervisory agreement discussed above in "Supervisory Agreements," the Bank is required to maintain core and risk-based capital in excess of 7.5% and 12.5%, respectively. The Bank is in compliance with such requirements imposed by the supervisory agreement. In addition, as a result of entering into such agreement, the Bank is no longer deemed to be "well-capitalized" for purposes of the prompt corrective action regulations of the OTS.

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

     The interest rate risk measures used by the OTS include an "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure". The "Post-Shock" NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low "Post-Shock" NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The "Sensitivity Measure" is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following sets forth the Bank's NPV as of March 31, 2006.

                               Net Portfolio Value
                             (Dollars in thousands)

 Changes in                                             Net
  Rates in                Dollar    Percentage   Portfolio Value As
Basis Points    Amount    Change      Change        a % of Assets     Change
------------   -------   --------   ----------   ------------------   ------
     300       $42,072   $(24,300)     (37)%            8.34%         (408)bp
     200        50,880    (15,492)     (23)             9.89          (253)bp
     100        59,352     (7,020)     (11)            11.32          (110)bp
      0         66,372         --       --             12.42            --
    (100)       70,685      4,313        6             13.02            60bp
    (200)       70,958      4,586        7             12.95            53bp

     As of March 31, 2006, the Company's NPV was $66.4 million or 12.42% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $50.9 million or 9.89% of the market value of assets. The change in the NPV ratio or the Company's sensitivity measure was (2.53)%.

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

Item 1A. Risk Factors

     Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a)  - (b) Not applicable

     (c) The Company does not have a repurchase program currently in effect. In addition, pursuant to the terms of the supervisory agreement between the Company and the OTS, the Company is not permitted to pay dividends until the Company meets certain limitations. See " - Supervisory Agreements."

Item 3. Defaults Upon Senior Securities

     (a)  - (b) Not applicable

Item 4.      Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     (a)  - (b) Not applicable

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

31.1      Section 302 Certification of Chief Executive Officer

31.2      Section 302 Certification of Chief Financial Officer

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1      Codes of Ethics 9

99.2      Supervisory Agreement between First Keystone Financial, Inc. and the
          Office of Thrift Supervision dated February 13, 2006 10

99.3      Supervisory Agreement between First Keystone Bank and the Office of
          Thrift Supervision dated February 13, 2006 10

----------
(1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-84824) filed by the Registrant with the SEC on October 6, 1994, as amended.

(2) Incorporated by reference from Exhibits 10.5, 10.6, 10.8, 10.14, 10.15 and 10.16, respectively, in the Form 8-K filed by the Registrant with the SEC on December 7, 2004 (File No. 000-25328).

(3) Incorporated by reference from Exhibit 10.9 in the Form 10-K for the year ended September 30, 1995 filed by the Registrant with SEC on December 29, 1995 (File No. 000-25328).

(4) Incorporated from Appendix A of the Registrant's definitive proxy statement dated December 24, 1998 (File No. 000-25328).

(5) Incorporated by reference from Exhibit 10.17 in the Form 10-Q for the quarter ended March 31, 2004 filed by the Registrant with the SEC on May 17, 2004.

(6) Incorporated by reference from Exhibit 10.18 in the Form 10-K for the year ended September 30, 2004 filed by the Registrant with the SEC on December 29, 2004.

(7) Incorporated by reference from Exhibits 10.19 and 10.20, respectively, in the Form 8-K filed by the Registrant with the SEC on March 29, 2005.

(8) Incorporated by reference from Exhibit 10.21 in the Form 8-K filed by the Registrant with the SEC on March 29, 2005.

(9) Incorporated by reference from the Form 10-K for the year ended September 30, 2004 filed by the Registrant with the SEC on December 23, 2004.

(10) Incorporated by reference from the Form 10-Q for the quarter ended December 31, 2005 filed by the Registrant with the SEC on February 14, 2006.

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

                                       FIRST KEYSTONE FINANCIAL, INC.


Date: May 15, 2006                     By: /s/ Thomas M. Kelly
                                           -------------------------------------
                                           Thomas M. Kelly
                                           President and Chief Executive Officer


Date: May 15, 2006                     By: /s/ Rose M. DiMarco
                                           -------------------------------------
                                           Rose M. DiMarco
                                           Chief Financial Officer