Form 10-K/A
period 2005-09-30
FIRST KEYSTONE FINANCIAL INC
filed 2006-07-14
CIK 856751

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of Common Stock outstanding as of December 12, 2005: 2,023,874

                                EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-K/A ("Amendment"), amends Part III, Item 11 of the Annual Report on Form 10-K of First Keystone Financial, Inc. (the "Company") for the fiscal year ended September 30, 2005, which was originally filed on December 27, 2005 (the "Original filing"). This Amendment is being filed solely to include the Option Grants in Last Fiscal Year Table required by
Item 402(c) of Regulation S-K, previously incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders held in January 2006.

PART III

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

      The following table sets forth a summary of certain information concerning the compensation paid by First Keystone Bank (the "Bank") for services rendered in all capacities during the three years ended September 30, 2005, 2004 and 2003 to the two persons who served as Chief Executive Officer of the Company and the Bank during fiscal 2005 and the four other officers of the Bank whose total salary and bonus exceeded $100,000 during fiscal 2005. None of such officers, two of whom also serve as executive officers of the Company (Mr. Kelly and Ms. DiMarco), receive any compensation from the Company.

                                                                                           LONG TERM
                                                                                           COMPENSATION
                                                ANNUAL COMPENSATION                           AWARDS
                                          -----------------------------------------    ---------------------
       NAME AND                FISCAL                                OTHER ANNUAL       STOCK      NUMBER OF       ALL OTHER
   PRINCIPAL POSITION           YEAR        SALARY       BONUS      COMPENSATION(1)    GRANTS(2)   OPTIONS(3)   COMPENSATION(4)
--------------------------     ------     ---------    --------     ---------------    --------    ---------    --------------
Donald S. Guthrie               2005      $ 170,976    $     --        $  21,760       $     --         --        $  203,488
   Chairman of the              2004        282,885      30,000           24,273             --         --            40,932
   Board(5)                     2003        268,000      30,000           23,378             --         --            47,237

Thomas M. Kelly(5)              2005      $ 212,130    $     --        $  38,185       $     --         --        $   35,270
   President and Chief          2004        203,450      25,000           35,584             --         --            38,179
   Executive Officer            2003        197,000      20,000           32,683             --         --            27,722

Elizabeth M. Mulcahy            2005      $ 108,459    $     --        $      --       $     --         --        $   22,049
   Senior Vice President/       2004        109,492       6,000               --             --         --            23,128
   Human Resources              2003        104,000       6,000               --             --         --            21,556

Rose M. DiMarco                 2005      $ 105,658    $     --        $      --       $  7,525         --        $   20,833
   Senior Vice President/       2004         95,019      10,249               --             --         --            17,861
   Chief Financial Officer      2003         80,000       6,000               --             --         --            11,659

Robert R. Dwyer(6)              2005      $ 117,954    $     --        $      --       $     --      2,221        $      412
   Senior Vice President/       2004         48,442       5,000               --             --         --                --
   Director of Lending

Robin G. Otto                   2005      $ 107,939    $     --        $      --       $ 18,469         --        $   20,756
   Senior Vice President/       2004        103,969       8,000               --             --         --             1,331
   Retail Delivery              2003         80,646       7,000               --             --      3,000                --

----------
(1) Includes health and long-term care costs of $15,785, $15,752 and $15,586 for Mr. Guthrie in fiscal years 2005, 2004 and 2003, respectively. Includes health care costs of $15,305, $13,359 and $11,012 for Mr. Kelly in fiscal years 2005, 2004 and 2003, respectively. Does not include certain amounts attributable to miscellaneous personal benefits received by the named executive officers other than Messrs. Guthrie and Kelly which in the opinion of management of the Company, the cost to the Bank of providing such benefits to such persons during the fiscal year did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each such individual.

(2) Reflects the value of shares of restricted stock on the date of grant awarded pursuant to the 1995 Recognition and Retention Plan and Trust Agreement (the "Recognition Plan"). Such restricted stock vests over five years, 20% per year from the date of the grant. Dividends paid on the restricted common stock are paid to the recipient as soon as practicable after the shares vest by the trust. As of September 30, 2005, Mesdames DiMarco and Otto had 381 shares and 881 shares, respectively, of unearned restricted stock, which had fair market values of $8,382 and $19,382, respectively, on such date.

                                         (Footnotes continued on following page)

(3) Consists of stock options granted pursuant to the 1998 Stock Option Plan ("1998 Option Plan"). The options vest at the rate of 20% per year from the date of grant.

(4)   In fiscal 2005, represents $35,503, $35,270, $20,612, $19,324 and $19,277 contributed by the Bank to the Employee Stock Ownership Plan (the "ESOP") accounts of Messrs. Guthrie and Kelly and Mesdames Mulcahy, DiMarco and Otto, respectively. Also reflects in fiscal 2005, $2,466, $0, $412, $1,437, $1,509 and $1,479 contributed by the Bank to the 401(k) Plan/Profit Sharing Plan ("401(K) Plan") accounts of Messrs. Guthrie, Kelly and Dwyer and Mesdames Mulcahy, DiMarco and Otto, respectively. Also includes in fiscal 2005 payment of $165,519 to Mr. Guthrie in satisfaction of his accrued but unused vacation leave in connection with entering into a Transition, Consulting, Noncompetition and Retirement Agreement. See "-Consulting, Employment and Severance Agreements."

(5) During fiscal 2005, Mr. Guthrie served as Chief Executive Officer through April 30, 2005 at which time Mr. Kelly became the Chief Executive Officer. Effective May 1, 2005, Mr. Guthrie was appointed Chairman of the Board of the Company and the Bank.

(6) Mr. Dwyer joined the Bank in May 2004. Accordingly, the compensation reflected for fiscal 2004 only reflects the compensation earned during the portion of the year he was employed by the Bank.

STOCK OPTIONS

      The following table discloses certain information related to option grants made pursuant to our stock option plans during fiscal 2005 to the one named executive officer listed in the Summary Compensation Table who was granted options during such period.

                        OPTION GRANTS IN LAST FISCAL YEAR

                     OPTIONS       % OF TOTAL OPTIONS                                                FAIR VALUE OF
    NAME            GRANTED(1)     GRANTED TO EMPLOYEES     EXERCISE PRICE(2)    EXPIRATION DATE        OPTIONS
--------------      ----------     --------------------     -----------------    ---------------     -------------
Robert R. Dwyer         408               18.4%                 $ 21.89            12/17/2014        $    2,210.68(3)
                      1,813               81.6%                 $ 19.75             7/25/2015        $   14,007.44(4)

----------
(1) Consists of stock options exercisable at the rate of 20% per year from the date of grant.

(2) In both cases, the exercise price was based on the fair market value of a share of common stock on the date of grant.

(3) The fair value of the options granted was estimated using the binomial pricing model. Under such analysis, the risk-free interest rate was assumed to be 3.62%, the expected life of the options to be five years, the expected volatility to be 27% and the dividend yield to be 1.91% per share.

(4) The fair value of the options granted was estimated using the binomial pricing model. Under such analysis, the risk-free interest rate was assumed to be 4.04%, the expected life of the options to be 10 years, the expected volatility to be 34% and the dividend yield to be 2.20% per share.

      The following table discloses certain information regarding the options held at September 30, 2005 by our named executive officers listed in the Summary Compensation Table.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
                                     VALUES

                         SHARES                        NUMBER OF OPTIONS AT                 VALUE OF OPTIONS AT
                        ACQUIRED                        SEPTEMBER 30, 2005                   SEPTEMBER 30, 2005
                           ON          VALUE      -------------------------------    ----------------------------------
          NAME          EXERCISE     REALIZED     EXERCISABLE(1)    UNEXERCISABLE    EXERCISABLE(1)(2)    UNEXERCISABLE
--------------------    --------    ----------    --------------    -------------    -----------------    -------------
Donald S. Guthrie        31,750     $  380,428            --               --           $        --         $     --
Thomas M. Kelly          14,000        210,700        11,750               --               116,031               --
Elizabeth M. Mulcahy     15,000        225,750        11,750               --               116,031               --
Rose M. DiMarco           1,000          3,570         3,800            1,200                30,905            7,020
Robert R. Dwyer              --             --            82            2,139                     9            4,115
Robin G. Otto               400            668           800            1,800                 4,680           10,530

----------

(1) Number of options has been adjusted to reflect effect of two-for-one stock split effected in fiscal 1998 with respect to options granted prior to the split.

(2) Based on a per share market price of $22.00 at September 30, 2005. The exercise prices for the options reflected in the table range from $12.125 to $21.89.

DIRECTORS' COMPENSATION

      BOARD FEES. Directors of the Company received no compensation during fiscal 2005 except for Messrs. Hendrixson, Hosier and Soss who are paid $2,000 per quarter as directors of the Company. During fiscal 2005, members of the Board of Directors of the Bank received $1,100 per meeting attended. Full-time officers who serve on the Board do not receive any fees for attending meetings of the Board or committees thereof. During fiscal 2005, Mr. Purdy, as the Chairman of the Board of the Bank until May 1, 2005, received a fee of approximately $2,700. In addition, as described below under "Consulting, Employment and Severance Agreements," Mr. Guthrie is being paid $15,000 per year for service as Chairman of the Board of the Company and the Bank, which service commenced on May 1, 2005. During fiscal 2005, members of the Board serving on the Bank's Audit Committee, Executive Committee, Community Investment Committee, Compensation Committee and Loan Committee received $250 per meeting attended, while members of the Board serving on the Company's Audit Committee received $350 per meeting attended.

      OTHER. In February 2004, the Bank entered into a one-year consulting agreement with Mr. Jones. The term of the agreement may be extended for a one year term beginning on March 1st of each year thereafter. Under the terms of the agreement, Mr. Jones receives $24,000 per year. The consulting agreement was extended in February 2005 for a one year term expiring March 1, 2006. As a result of the provisions of the supervisory agreement that the Bank entered into with the Office of Thrift Supervision in February 2006, the agreement was not permitted to be extended. In addition, as described below under "Consulting, Employment and Severance Agreements," the Company, the Bank and Mr. Guthrie entered into a Transition, Consulting, Noncompetition and Retirement Agreement in March 2005.

CONSULTING, EMPLOYMENT AND SEVERANCE AGREEMENTS

      On March 23, 2005, the Company announced the retirement of Mr. Guthrie, who at the time served as the Chairman and Chief Executive Officer of the Company and President and Chief Executive Officer of the Bank. In connection with the retirement of Mr. Guthrie as Chief Executive Officer, the Company and the

Bank entered into a Transition, Consulting, Noncompetition and Retirement Agreement (the "Agreement") with Mr. Guthrie, with such Agreement becoming effective as of May 1, 2005 (the "Effective Date"). Under the Agreement, Mr. Guthrie relinquished his rights under the employment agreements previously entered into with the Company and the Bank and his rights under the Bank's Supplemental Executive Retirement Plan (See "Additional Benefits-Supplemental Retirement Benefits").

      Under the terms of the Agreement, Mr. Guthrie agreed to provide services to the Company and the Bank for a five-year period ending on April 30, 2010 (the "Consulting Period"). In return for providing advice and counsel regarding the Company's and the Bank's operations, customer relationships, growth and expansion opportunities and other matters during the Consulting Period, the Company and/or the Bank agreed to pay Mr. Guthrie an amount equal to $12,500 per month. During the Consulting Period, the Company and the Bank are also providing Mr. Guthrie with the continued use of the automobile that was provided for his use immediately prior to the Effective Date. In addition, the Company and/or the Bank will reimburse or otherwise provide for or pay all reasonable expenses incurred by Mr. Guthrie during the Consulting Period with respect to such automobile. The Company and the Bank are also providing Mr. Guthrie and his spouse during the Consulting Period medical, dental and long-term care insurance at no cost to Mr. Guthrie.

      Mr. Guthrie's services under the Agreement terminate automatically upon his death during the Consulting Period and may be terminated upon the determination that Mr. Guthrie is disabled. Mr. Guthrie's services may also be terminated during the Consulting Period by the Company or the Bank for "cause" as such term is defined in the Agreement or by Mr. Guthrie for "good reason" as defined in the Agreement. In the event Mr. Guthrie's consulting services are terminated for cause or Mr. Guthrie terminates his services without good reason, the Agreement shall terminate without further obligation. In the event Mr. Guthrie's termination is for death, good reason or disability during the Consulting Period, the Company or the Bank shall pay Mr. Guthrie a lump sum equal to the sum of an amount equal to the present value of the fees that would have been paid through the Consulting Period and the present value of the Retirement Benefits (as hereinafter defined).

      If Mr. Guthrie satisfies his obligations during the Consulting Period, including the Non-Compete Requirements, the Company and the Bank will pay Mr. Guthrie subsequent to the Consulting Period an annual supplemental retirement benefit of $135,175 per year, payable in equal monthly installments, for 10 years (the "Retirement Benefits"). The Bank expensed approximately $115,600 with respect to the Retirement Benefits during fiscal 2005. In the event Mr. Guthrie dies following the end of the Consulting Period but before all the Retirement Benefits have been paid, the Company and/or the Bank shall pay Mr. Guthrie's estate or beneficiary, as applicable, in a lump sum the present value of the remaining unpaid Retirement Benefits. In addition, during the 10 year period subsequent to the Consulting Period, the Company and/or the Bank shall provide medical insurance which supplements the Medicare coverage for the benefit of Mr. Guthrie and his spouse at no cost to Mr. Guthrie.

      In addition to the foregoing, during the Consulting Period, Mr. Guthrie will continue to serve as Chairman of the Board of the Company and the Bank provided he continues to be a director in good standing. In addition to his compensation as a consultant and any fees paid to directors of the Company and the Bank, Mr. Guthrie will receive an annual fee of $15,000 for serving as Chairman of the Board of the Company and the Bank during the Consulting Period. The Board of Directors of the Company agreed to nominate Mr. Guthrie for an additional four year term, subject to compliance with its fiduciary duties, when Mr. Guthrie's term as a director of the Company expires in 2007 and to elect him as a director of the Bank during the Consulting Period.

      In addition, prior to the Effective Date, the Bank paid a lump sum of $165,519 to Mr. Guthrie in satisfaction of his accrued and/or carried over but unused vacation leave as well as in recognition of the years of service Mr. Guthrie had provided to the Company and the Bank.

      In connection with entering into the Agreement, the Company and the Bank (collectively, the "Employers") elected Mr. Kelly as President and Chief Executive Officer and entered into amendments of the employment agreements entered into with Mr. Kelly in December 2004 in order to reflect such change in title. The terms of such amended and restated employment agreements were substantially identical to the agreements they superseded. The Employers agreed to employ Mr. Kelly for a term of three years. The term of his employment agreement is extended each year on its anniversary date for a successive additional one-year period unless the Employers or Mr. Kelly, not less than 30 days prior to the annual anniversary date, elect not to extend the employment term. However, as a result of the Bank's entering into the supervisory agreement with the OTS, the Bank is not permitted to extend the term of Mr. Kelly's employment agreement unless it provides 30 days advance written notice to the OTS of the intent to extend the term and receives the OTS' written non-objection to such extension.

      The employment agreements are terminable with or without cause by the Employers. Mr. Kelly has no right to compensation or other benefits pursuant to the employment agreement for any period after voluntary termination or termination by the Employers for cause, disability, retirement or death, provided, however, that (i) in the event that Mr. Kelly terminates his employment because of failure of the Employers to comply with any material provision of the employment agreements or (ii) the employment agreements are terminated by the Employers other than for cause, disability, retirement or death, Mr. Kelly will be entitled to a cash severance amount equal to two times his base salary. In addition, Mr. Kelly will be entitled to a continuation of benefits similar to those he is receiving at the time of such termination for the remaining term of the agreements or until he obtains full-time employment with another employer, whichever occurs first. If Mr. Kelly's employment is terminated by the Employers subsequent to a Change in Control of the Company (as defined in the agreements) or by Mr. Kelly subsequent to a Change in Control of the Company as a result of certain adverse actions, Mr. Kelly will be entitled to a cash severance amount equal to three times his base salary as well as continuation of benefits under the same terms as described above.

      Mr. Kelly's agreements provide that he will be entitled to the use of an automobile. In addition, in the event of Mr. Kelly's death during the term of his agreements, his estate will receive payments equal to the amount of compensation due for the remainder of the term of his agreements at his current salary at the time of his death. Mr. Kelly's employment agreement also provides medical insurance coverage under such plan during the term of his agreement for him and the members of his immediate family and provides for continued coverage for a period of five years following the termination of his agreement except if he is terminated for cause.

      The Employers also entered into two-year amended and restated severance agreements with Mesdames Elizabeth M. Mulcahy and Carol Walsh effective December 1, 2004. The severance agreements are substantially identical to the agreements they superseded. Under the terms of such severance agreements, the Employers have agreed that in the event that such officer's employment is terminated as a result of certain adverse actions that are taken with respect to the officer's employment following a Change in Control of the Company, as defined, such officer will be entitled to a cash severance amount equal to two times her base salary. The term of each severance agreement shall be extended each year for a successive additional one-year period unless the Employers or the officer, not less than 30 days prior to the anniversary date, elect not to extend the term of the severance agreement. Due to the provisions of the supervisory agreement entered into with the OTS, the Bank is not permitted to extend the term of severance agreements unless it provides 30 days advance written notice to the OTS of the intent to extend the severance agreements and receives the OTS' written non-objection to such extension.

      Each of the employment and severance agreements with the Employers provides that if the payments and benefits to be provided thereunder, or otherwise upon termination of employment, are deemed to constitute a "parachute payment" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), then the officer would be reimbursed for any excise tax liability pursuant to Sections 280G and 4999 of the Code and for any additional income taxes imposed as a result of such reimbursement. Because the amount of the payments and benefits that could constitute a parachute payment is dependent upon the timing, price and structure of any change in control that may occur in the future, it is not possible at this time to quantify the severance benefits payable to the officers under the employment or severance agreements.

      A "Change in Control" generally is defined in the employment and severance agreements to include, among other things, (i) the acquisition by any person of 20% or more of the Company's outstanding voting securities, (ii) a change in a majority of the directors of the Company during any two-year period without the approval of at least two-thirds of the persons who were directors of the Company at the beginning of such period and (iii) approval by the stockholders of the Company of a transaction which results in the reorganization, merger or consolidation of the Company other than one in which at least 51% of the equity ownership interests of the resulting entity are beneficially owned by persons who immediately prior to such transaction beneficially owned at least 51% of equity interests of the Company.

ADDITIONAL BENEFITS

      DEFERRED COMPENSATION ARRANGEMENTS. The Bank provides supplemental retirement benefits to Mr. Jones (a director of the Bank and Company) and Mr. Purdy (a director of the Bank) in recognition of their long service as officers of the Bank. Under the terms of the Bank's amended arrangements with such persons, each person receives monthly payments, which payments commenced the first month subsequent to each such person's retirement. Such payments will continue as long as such persons continue to serve on the Board of Directors of the Bank or the Company or in an advisory capacity. In accordance with such arrangements, such persons received an aggregate of $94,000 during fiscal 2005.

      SUPPLEMENTAL RETIREMENT BENEFITS. During fiscal 2004, the Bank implemented a defined contribution supplemental executive retirement plan (the "SERP") covering certain executive officers of the Bank. Currently, Mr. Kelly and Mesdames Mulcahy and Walsh (as well as one former executive officer) are participants in the SERP. Mr. Guthrie was a participant in the SERP until May 2005 at which time he terminated his participation in the SERP in connection with the entering into the Transition, Consulting, Noncompetition and Retirement Agreement. See "-Consulting, Employment and Severance Agreements." Under the terms of the SERP, the Bank may choose to make contributions to some or all of the participants in the SERP. The amount and frequency of contributions is solely within the discretion of the Bank and the committee administering the SERP. To the extent the Bank makes contributions to the SERP on the participants' behalf, the amounts so credited will earn interest at a rate determined by the Compensation Committee annually. For the initial year of the SERP, the interest rate was established at 5.0%. The Bank may not change such rate under the terms of the supervisory agreement without the written non-objection of the OTS. Such rate will remain in effect until such time that the Compensation Committee (which administers the SERP) chooses to change it. For fiscal 2005, the Compensation Committee maintained the 5.0% crediting rating. Upon retirement of a participant, he or she will receive his or her account balance paid out in equal annual payments for a period not to exceed 15 years provided that a participant can make a prior election to receive his or her distribution in a lump sum. The SERP also provides for benefits in the event of the death of the participant or the termination of the employment of the participant subsequent to a change in control of the Company. For the fiscal year ended September 30, 2005, the Bank expensed approximately $146,900 with regard to the SERP for the benefit of the participants (not including Mr. Guthrie).

REPORT OF THE COMPENSATION COMMITTEE

      Under rules established by the Securities and Exchange Commission, the Company is required to provide certain data and information regarding the compensation and benefits provided to its Chief Executive Officer and certain other executive officers of the Bank (since such persons do not receive separate compensation for service as officers of the Company). The disclosure requirements for the Chief Executive Officer and such other executive officers include the use of various tables as well as a report explaining the rationale and considerations that led to fundamental executive compensation decisions affecting those individuals. In fulfillment of this requirement, the Compensation Committee of the Board of Directors of the Bank has prepared the following report for inclusion in this proxy statement.

      The Compensation Committee annually reviews the performance of the Chief Executive Officer and other executive officers and approves changes to base compensation as well as the level of bonus, if any, to be awarded. With respect to all positions within the organization with the exception of the Chief Executive Officer, the Bank uses a formal quantitative system of job evaluation. In determining whether the base salary of the Chief Executive Officer should be increased, the Board of Directors takes into account individual performance, performance of the Bank, the size of the Bank and the complexity of its operations, and information regarding compensation paid to executives performing similar duties for financial institutions in the Bank's market area.

      While the Compensation Committee does not use strict numerical formulas to determine changes in compensation for the Chief Executive Officer and while it weighs a variety of different factors in its deliberations, it has emphasized and will continue to emphasize earnings, profitability, capital position and income level, and return on tangible equity as factors in setting the compensation of the Chief Executive Officer. Other non-quantitative factors considered by the Compensation Committee in fiscal 2005 included general management oversight of the Bank, the quality of communication with the Board of Directors, and the productivity of employees. Finally, the Compensation Committee considers the Bank's standing with customers and the community, as evidenced by the level of customer/community complaints and compliments. While each of the quantitative and non-quantitative factors described above was considered by the Compensation Committee, such factors were not assigned a specific weight in evaluating the performance of the Chief Executive Officer. Rather, all factors were considered, and based upon the effectiveness of such officer in addressing each of the factors, and the range of compensation paid to officers of peer institutions, the Board of Directors approved the Compensation Committee's recommendation to promote Mr. Kelly to Chief Executive Officer of the Bank and the Company effective May 1, 2005 and in connection therewith to increase the base salary of the Chief Executive Officer to $220,000 for fiscal 2005. With respect to the other executive officers, they were awarded modest increases in their base salaries for fiscal 2005, ranging from 1.4% to 6.9%. In addition, no bonuses were awarded to the Chief Executive Officer or the other executive officers for fiscal 2005.

                       COMPENSATION COMMITTEE OF THE BANK

        Edward Calderoni     Jerry A. Naessens     William J. O'Donnell

PERFORMANCE GRAPH

      The following graph compares the cumulative total return on the Common Stock since September 30, 1999 with (i) the yearly cumulative total return on the stocks included in the Russell 2000 Index; (ii) the yearly cumulative total return on the stocks included in the Nasdaq Bank Index; and (iii) the yearly cumulative total return on the stocks indexed in the S&P Bank Index. All of these cumulative returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years. The graph represents $100 invested in the Company's Common Stock at $11.02 per share on September 30, 2000.

                               [PERFORMANCE GRAPH]

INDEX                                     9/30/00      9/30/01      9/30/02      9/30/03      9/30/04      9/30/05
-------------------------------------    ---------    ---------    ---------    ---------    ---------    ---------
First Keystone Financial, Inc. (FKFS)    $  100.00    $  130.13    $  153.81    $  257.26    $  222.69    $  224.41
Russell 2000 Index (RTY)                    100.00        77.66        69.48        93.54       109.89       128.09
Nasdaq Bank Index (BANK)                    100.00       115.78       123.63       145.70       167.27       170.15
S&P Bank Index (BIX)                        100.00       100.56        96.34       107.55       125.71       118.91

ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

      (a)   Documents filed as part of this Report on Form 10-K/A.

      (1)   Financial Statements

            Previously filed.

      (2)   Financial Statement Schedules

            Previously filed.

      (3) The following exhibits are filed as part of this Form 10-K/A, and this list includes the Exhibit Index.

No.     Description                                 Location
----    ----------------------------------------    --------------
31.1    Certification of Chief Executive Officer    Filed Herewith
31.2    Certification of Chief Financial Officer    Filed Herewith

      (b)   Exhibits

      The exhibits listed under (a)(3) of this Item 15 are filed herewith.

      (c)   Reference is made to (a)(2) of this Item 15.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST KEYSTONE FINANCIAL, INC.

Date:  July 13, 2006                   By: /s/ Thomas M. Kelly
                                           -------------------------------------
                                           Thomas M. Kelly
                                           President and Chief Executive Officer