Form 10-Q
period 2006-06-30
FIRST KEYSTONE FINANCIAL INC
filed 2006-08-14
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from  _______ to  __________

                       Commission File Number: 000-25328

                         FIRST KEYSTONE FINANCIAL, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                               23-2576479
---------------------------------------       -----------------------
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)             Identification Number)

         22 West State Street
         Media, Pennsylvania                          19063
---------------------------------------       -----------------------
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

Number of shares of Common Stock outstanding as of August 8, 2006: 2,028,264

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                                        PAGE
                                                                                       ------
PART I       CONDENSED FINANCIAL INFORMATION:

   Item 1.   Financial Statements

             Unaudited Consolidated Statements of Financial Condition as of
             June 30, 2006 and September 30, 2005                                        1

             Unaudited Consolidated Statements of Income for the Three and Nine
             Months Ended June 30, 2006 and 2005                                         2

             Unaudited Consolidated Statement of Changes in Stockholders' Equity
             for the Nine Months Ended June 30, 2006 and 2005                            3

             Unaudited Consolidated Statements of Cash Flows for the Nine Months
             Ended June 30, 2006 and 2005                                                4

             Notes to Unaudited Consolidated Financial Statements                        5

   Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                       14

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk                  23

   Item 4.   Controls and Procedures                                                     23

PART II      OTHER INFORMATION

   Item 1.     Legal Proceedings                                                         24

   Item 1A.    Risk Factors                                                              24

   Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds               24

   Item 3.     Defaults Upon Senior Securities                                           24

   Item 4.     Submission of Matters to a Vote of Security Holders                       24

   Item 5.     Other Information                                                         24

   Item 6.     Exhibits                                                                  24

   SIGNATURES                                                                            26

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

                                                                                         June 30,      September 30,
                                                                                           2006            2005
                                                                                        ----------     -------------
ASSETS

Cash and amounts due from depository institutions                                       $    5,297        $    8,321
Interest-bearing deposits with depository institutions                                      10,453             7,834
                                                                                        ----------        ----------
    Total cash and cash equivalents                                                         15,750            16,155
Investment securities available for sale                                                    33,065            37,019
Mortgage-related securities available for sale                                              72,140            67,527
Loans held for sale                                                                            128                41
Investment securities held to maturity - at amortized cost
    (approximate fair value of $3,201 at June 30, 2006
     and $4,290 at September 30, 2005)                                                       3,258             4,267
Mortgage-related securities held to maturity - at amortized cost
    (approximate fair value of $38,293 at June 30, 2006
    and $45,679 at September 30, 2005)                                                      40,277            46,654
Loans receivable (net of allowance for loan losses of $2,931 and $3,475
    at June 30, 2006 and September 30, 2005, respectively)                                 324,214           301,979
Accrued interest receivable                                                                  2,408             2,435
Real estate owned                                                                            2,706               760
FHLBank stock, at cost                                                                       6,746             9,499
Office properties and equipment, net                                                         4,714             4,782
Deferred income taxes                                                                        2,580             2,008
Cash surrender value of life insurance                                                      17,283            16,835
Prepaid expenses and other assets                                                            3,653             8,163
                                                                                        ----------        ----------

TOTAL ASSETS                                                                            $  528,922        $  518,124
                                                                                        ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:

   Non-interest-bearing                                                                 $   18,254        $   18,001
   Interest-bearing                                                                        337,924           331,693
                                                                                        ----------        ----------
    Total deposits                                                                         356,178           349,694
  Advances from FHLBank and other borrowings                                               116,554           113,303
  Junior subordinated debentures                                                            21,493            21,520
  Accrued interest payable                                                                   2,076             1,870
  Advances from borrowers for taxes and insurance                                            3,027               839
  Accounts payable and accrued expenses                                                      2,337             2,705
                                                                                        ----------        ----------
       Total liabilities                                                                   501,665           489,931
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
  Common stock, $.01 par value, 20,000,000 shares authorized; issued 2,712,556 shares; outstanding at June 30, 2006 and September 30, 2005, 2,024,074
   and 2,023,534 shares, respectively                                                           27                27
  Additional paid-in capital                                                                12,977            12,920
  Employee stock ownership plan                                                             (3,114)           (3,185)
  Treasury stock at cost: 688,482 shares at June 30, 2006 and 689,022 shares
   at September 30, 2005                                                                   (10,581)          (10,590)
  Accumulated other comprehensive loss                                                      (1,804)             (209)
  Retained earnings - partially restricted                                                  29,752            29,230
                                                                                        ----------        ----------
       Total stockholders' equity                                                           27,257            28,193
                                                                                        ----------        ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  528,922        $  518,124
                                                                                        ==========        ==========

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

                                                                     Three months ended          Nine months ended
                                                                          June 30,                    June 30,
                                                                   ----------------------      ----------------------
                                                                     2006           2005         2006          2005
                                                                   --------      --------      --------      --------
INTEREST INCOME:
   Interest and fees on loans                                      $  5,106      $  4,446      $ 14,626      $ 13,317
   Interest and dividends on:
      Mortgage-related securities                                     1,323         1,662         3,799         4,615
      Investment securities:
         Taxable                                                        296           339           889         1,117
         Tax-Exempt                                                     187           195           560           568
         Dividends                                                       99           105           290           462
      Interest-bearing deposits                                          53            41           145           122
                                                                   --------      --------      --------      --------
         Total interest income                                        7,064         6,788        20,309        20,201
                                                                   --------      --------      --------      --------
INTEREST EXPENSE:
   Interest on:
      Deposits                                                        2,198         1,625         6,025         4,551
      Federal Home Loan Bank advances and other borrowings            1,533         1,888         4,387         5,716
      Junior subordinated debentures                                    491           450         1,447         1,328
                                                                   --------      --------      --------      --------

         Total interest expense                                       4,222         3,963        11,859        11,595
                                                                   --------      --------      --------      --------
NET INTEREST INCOME                                                   2,842         2,825         8,450         8,606

PROVISION FOR LOAN LOSSES                                                81         1,645           651         1,735
                                                                   --------      --------      --------      --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   2,761         1,180         7,799         6,871
                                                                   --------      --------      --------      --------

NON-INTEREST INCOME:
   Service charges and other fees                                       402           379         1,141         1,176
   Net gain (loss) on sales of:
      Loans held for sale                                                15            29           157            66
      Investment and mortgage-related securities                          3            15             3           539
      Real estate owned                                                  --            --           158            (3)
   Increase in cash surrender value of life insurance                   152           155           448           565
   Other income                                                          96           105           335           337
                                                                   --------      --------      --------      --------
         Total non-interest income                                      668           683         2,242         2,683
                                                                   --------      --------      --------      --------

NON-INTEREST EXPENSE:
   Salaries and employee benefits                                     1,454         1,398         4,458         4,639
   Occupancy and equipment                                              410           405         1,193         1,150
   Professional fees                                                    407           260         1,228           789
   Federal deposit insurance premium                                     38            12            87            37
   Data processing                                                      138           138           390           402
   Advertising                                                          138           106           346           289
   Net cost of operation of other real estate                            44             4            46             7
   Deposit processing                                                   147           158           457           474
   Other                                                                405           465         1,195         1,406
                                                                   --------      --------      --------      --------
         Total non-interest expense                                   3,181         2,946         9,400         9,196
                                                                   --------      --------      --------      --------
INCOME (LOSS) BEFORE INCOME TAX BENEFIT                                 248        (1,083)          641           358

INCOME TAX BENEFIT                                                      (19)         (470)          (89)         (190)
                                                                   --------      --------      --------      --------
NET INCOME (LOSS)                                                  $    267      $   (613)     $    730      $    548
                                                                   ========      ========      ========      ========
BASIC EARNINGS (LOSS) PER COMMON SHARE                             $   0.14      $  (0.33)     $   0.39      $   0.30
                                                                   ========      ========      ========      ========
DILUTED EARNINGS (LOSS) PER COMMON SHARE                           $   0.14      $  (0.32)     $   0.38      $   0.30
                                                                   ========      ========      ========      ========

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (dollars in thousands)

                                                                   Employee                 Accumulated    Retained
                                                      Additional    stock                     other        earnings-     Total
                                            Common     paid-in    ownership     Treasury   comprehensive  partially   stockholders'
                                            stock      capital      plan         stock     income (loss)  restricted     equity
                                           --------   ----------  ----------   ----------  -------------  ----------  -------------
BALANCE AT OCTOBER 1, 2004                 $     27     $ 13,609    $ (3,189)    $(11,913)      $  1,734    $ 29,430       $ 29,698
Net income                                       --           --          --           --             --         548            548
Other comprehensive income, net of
  tax:
   Net unrealized loss on
    securities
      net of reclassification
        adjustment(1)                            --           --          --           --           (768)         --           (768)
                                           --------     --------    --------     --------       --------    --------       --------
Comprehensive loss                               --           --          --           --             --          --           (220)
                                           --------     --------    --------     --------       --------    --------       --------
Common stock acquired by stock
  benefit plans                                  --           --         (72)          --             --          --            (72)
ESOP shares committed to be
  released                                       --           --          53           --             --          --             53
Excess of fair value above cost of
   ESOP shares committed to be
     released                                    --           40          --           --             --          --             40
Purchase of treasury stock                       --           --          --         (110)            --          --           (110)
Exercise of stock options                        --         (767)         --        1,415             --          --            648
Dividends declared                               --           --          --           --             --        (604)          (604)
                                           --------     --------    --------     --------       --------    --------       --------
BALANCE AT JUNE 30, 2005                   $     27     $ 12,882    $ (3,208)    $(10,608)      $    966    $ 29,374       $ 29,433
                                           ========     ========    ========     ========       ========    ========       ========


BALANCE AT OCTOBER 1, 2005                 $     27     $ 12,920    $ (3,185)    $(10,590)      $   (209)   $ 29,230       $ 28,193
Net income                                       --           --          --           --             --         730            730
Other comprehensive income,
  net of tax:
   Net unrealized loss
    on securities
      net of reclassification
       adjustment(1)                             --           --          --           --         (1,595)         --         (1,595)
                                           --------     --------    --------     --------       --------    --------       --------
   Comprehensive loss                            --           --          --           --             --          --           (865)
                                           --------     --------    --------     --------       --------    --------       --------
ESOP shares committed to be
  released                                       --           --          71           --             --          --             71
Excess of fair value above cost of
   ESOP shares committed to
     be released                                 --           41          --           --             --          --             41
Share-based compensation                         --           19          --           --             --          --             19
Exercise of stock options                        --           (3)         --            9             --          --              6
Dividends declared                               --           --          --           --             --        (208)          (208)
                                           --------     --------    --------     --------       --------    --------       --------
BALANCE AT JUNE 30, 2006                   $     27     $ 12,977    $ (3,114)    $(10,581)      $ (1,804)   $ 29,752       $ 27,257
                                           ========     ========    ========     ========       ========    ========       ========


(1)   Disclosure of reclassification amount, net of tax:

                                                                                         June 30,
                                                                                -------------------------
                                                                                   2006             2005
                                                                                ----------     ----------
Net unrealized depreciation arising during the period                              $(1,597)      $ (1,124)
Less: reclassification adjustment for net gains included in net income
      (net of tax of $1 and $183, respectively)                                          2            356
                                                                                ----------      ---------
Net unrealized loss on securities                                                  $(1,595)      $   (768)
                                                                                ==========     ==========


See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                                           Nine months ended
                                                                                                 June 30,
                                                                                      ---------------------------
                                                                                          2006           2005
                                                                                      ------------     ----------
OPERATING ACTIVITIES:
  Net income                                                                          $        730     $      548
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Provision for depreciation and amortization                                               400            398
     Amortization of premiums and discounts                                                    245            395
     Increase in cash surrender value of life insurance                                       (448)          (566)
     (Gain) loss on sales of:
         Loans held for sale                                                                  (157)           (66)
         Investment securities                                                                 (46)          (539)
         Mortgage-related securities                                                            43             --
         Real estate owned                                                                    (158)             3
     Provision for loan losses                                                                 651          1,735
     Amortization of ESOP                                                                      112             93
     Deferred income taxes                                                                     250             --
     Share-based compensation                                                                   19             --
     Insurance proceeds on real estate owned                                                    --             29
     Origination of loans held for sale                                                     (4,857)       (10,659)
     Proceeds from the sale of loans                                                         4,770         10,807
     Changes in assets and liabilities which provided (used) cash:
         Accrued interest receivable                                                            27            (12)
         Prepaid expenses and other assets                                                   4,510          7,684
         Accrued interest payable                                                              206            116
         Accrued expenses                                                                     (368)         1,732
                                                                                      ------------     ----------
              Net cash provided by operating activities                                      5,929         11,698
                                                                                      ------------     ----------

INVESTING ACTIVITIES:
  Loans originated                                                                        (111,166)       (96,703)
  Purchases of:
     Mortgage-related securities available for sale                                        (18,353)       (38,890)
     Investment securities available for sale                                                 (338)        (7,700)
     Mortgage-related securities held to maturity                                               --        (18,591)
  Redemption of FHLBank stock                                                                2,753          1,109
  Proceeds from sales of real estate owned                                                     918            252
  Proceeds from sales of investment and mortgage-related securities                          6,586         26,523
  Principal collected on loans                                                              83,676         95,806
  Proceeds from maturities, calls, or repayments of:
     Investment securities available for sale                                                  590            687
     Mortgage-related securities available for sale                                         10,351         18,912
     Mortgage-related securities held to maturity                                            6,266          6,136
     Investment securities held to maturity                                                  1,000          1,000
  Expenditures on real estate owned                                                             (6)            --
  Purchase of property and equipment                                                          (332)          (985)
                                                                                      ------------     ----------
                 Net cash used in investing activities                                     (18,055)       (12,444)
                                                                                      ------------     ----------

FINANCING ACTIVITIES:
  Net increase in deposit accounts                                                           6,484         13,480
  Net increase (decrease) in FHLBank advances and other borrowings                           3,251        (15,644)
  Net increase in advances from borrowers for taxes and insurance                            2,188          2,271
  Common stock acquired by ESOP                                                                 --            (72)
  Exercise of stock options                                                                      6            648
  Purchase of treasury stock                                                                    --           (110)
  Cash dividends                                                                              (208)          (604)
                                                                                      ------------     ----------
            Net cash provided by (used in) financing activities                             11,721            (31)
                                                                                      ------------     ----------
DECREASE IN CASH AND CASH EQUIVALENTS                                                         (405)          (777)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            16,155         17,975
                                                                                      ------------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $     15,750     $   17,198
                                                                                      ============     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
     Cash payments for interest on deposits and borrowings                            $     11,653     $   11,479
     Transfers of loans receivable into real estate owned                                    3,337             --
     Cash payments of income taxes                                                              --            300

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

      The results of operations for the three and nine month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2006 or any other period. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the First Keystone Financial, Inc. (the "Company") Annual Report on Form 10-K for the year ended September 30, 2005.

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

2.    INVESTMENT SECURITIES

      The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

                                                                      June 30, 2006
                                             ---------------------------------------------------------------
                                                                Gross              Gross
                                              Amortized      Unrealized         Unrealized        Approximate
                                               Cost             Gain                Loss          Fair Value
                                             ----------     -------------       ----------        -----------
Available for Sale:
   U.S. Government and agency bonds:
      1 to 5 years                           $    2,000     $          --       $      (53)       $     1,947
   Municipal obligations:
      5 to 10 years                                 130                 1               --                131
      Over 10 years                               9,788               181              (47)             9,922
   Corporate bonds:
      1 to 5 years                                1,000                34               --              1,034
      5 to 10 years                               2,000                --             (172)             1,828
      Over 10 years                               7,954                --              (87)             7,867
   Mutual funds                                   9,122                --             (323)             8,799
   Other equity investments                       1,040               506               (9)             1,537
                                             ----------     -------------       ----------        -----------

        Total                                $  33,034      $         722       $     (691)       $    33,065
                                             ==========     =============       ==========        ===========

Held to Maturity:
   Municipal obligations:
      5 to 10 years                          $  3,258       $          --       $      (57)       $     3,201
                                             ----------     -------------       ----------        -----------

        Total                                $  3,258       $          --       $      (57)       $     3,201
                                             ==========     =============       ==========        ===========

Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at June 30, 2006.

                                     Loss Position               Loss Position
                                  Less than 12 Months         12 Months or Longer                     Total
                               ------------------------    -------------------------     -----------------------------
                                             Unrealized                   Unrealized                       Unrealized
                               Fair Value      Losses      Fair Value       Losses        Fair Value         Losses
                               ----------    ----------    ----------     ----------     -------------     -----------
U.S. Government and agency
  bonds                           $ 1,947         $ (53)      $    --          $  --           $ 1,947           $ (53)
Corporate bonds                     6,790           (56)        2,905           (203)            9,695            (259)
Municipal bonds                     4,154          (104)           --             --             4,154            (104)
Mutual fund                            --            --         8,799           (323)            8,799            (323)
Equity securities                      53            (9)           --             --                53              (9)
                                 --------         -----       -------          -----           -------           -----
Total                             $12,944         $(222)      $11,704          $(526)          $24,648           $(748)
                                 ========         =====       =======          =====           =======           =====

At June 30, 2006, investment securities in a gross unrealized loss position for twelve months or longer consisted of four securities having an aggregate depreciation of 4.3% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the limited inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Mutual funds in an unrealized loss position for 12 months or longer consisted of two funds primarily invested in asset-backed securities and had an aggregate depreciation of 3.5%. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. Corporate bonds in an unrealized loss position for 12 months or longer consisted of two debt securities and had an aggregate depreciation of 6.5%. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of June 30, 2006 represents an other-than-temporary impairment.

The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

                                                                   September 30, 2005
                                           --------------------------------------------------------------------
                                                                Gross             Gross
                                            Amortized        Unrealized         Unrealized        Approximate
                                              Cost              Gain              Loss             Fair Value
                                           -----------      ------------       ------------      --------------
Available for Sale:
  U.S. Government bonds:
     5 to 10 years                            $  1,997         $      --            $   (18)          $  1,979
  Municipal obligations:
     5 to 10 years                                 130                 4                 --                134
     Over 10 years                              12,633               494                (18)            13,109
  Corporate bonds:
     1 to 5 years                                1,000                71                 --              1,071
     5 to 10 years                               2,000                --                (47)             1,953
     Over 10 years                               7,990                34                (19)             8,005
  Asset-backed securities:
     1 to 5 years                                  590                 3                 --                593
  Mutual funds                                   8,846                --               (253)             8,593
  Other equity investments                         978               604                 --              1,582
                                              --------         ---------            -------           --------
        Total                                 $ 36,164         $   1,210            $  (355)          $ 37,019
                                              ========         =========            =======           ========
Held to Maturity:
  Municipal obligations:
     5 to 10 years                            $  3,259         $      28            $    --           $  3,287
  Corporate bonds:
     Less than 1 year                            1,008                --                 (5)             1,003
                                              --------         ---------            -------           --------
        Total                                 $  4,267         $      28            $    (5)          $  4,290
                                              ========         =========            =======           ========

      Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at September 30, 2005.


                             Loss Position               Loss Position
                          Less than 12 Months          12 Months or Longer                 Total
                       -------------------------   --------------------------   --------------------------
                                      Unrealized                   Unrealized                   Unrealized
                        Fair Value      Losses      Fair Value       Losses      Fair Value       Losses
                       ------------   ----------   -------------   ----------   ------------   -----------
 U.S. Government and
   agency bonds        $      1,979   $      (18)  $          --   $       --   $      1,979   $       (18)
 Corporate bonds              2,642          (24)          1,953          (47)         4,595           (71)
 Municipal bonds                983          (18)             --           --            983           (18)
 Mutual fund                     --           --           8,593         (253)         8,593          (253)
                       ------------   ----------   -------------   ----------   ------------   -----------
 Total                 $      5,604   $      (60)  $      10,546   $     (300)  $     16,150   $      (360)
                       ============   ==========   =============   ==========   ============   ===========

3.    MORTGAGE-RELATED SECURITIES

      Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                               June 30, 2006
                                             ------------------------------------------------------
                                                            Gross         Gross
                                              Amortized   Unrealized    Unrealized      Approximate
                                                Cost         Gain          Loss         Fair Value
                                             ----------   ----------   ------------    ------------
Available for Sale:

  FHLMC pass-through certificates            $    7,646   $       --   $       (250)   $      7,396
  FNMA pass-through certificates                 29,580           20           (979)         28,621
  GNMA pass-through certificates                  3,133            2            (91)          3,044
  Collateralized mortgage obligations            34,547           23         (1,491)         33,079
                                             ----------   ----------   ------------    ------------
     Total                                   $   74,906   $       45   $     (2,811)   $     72,140
                                             ==========   ==========   ============    ============

Held to Maturity:

  FHLMC pass-through certificates            $   15,029   $       --   $       (748)   $     14,281
  FNMA pass-through certificates                 25,062            1         (1,235)         23,828
  Collateralized mortgage obligations               186           --             (2)            184
                                             ----------   ----------   ------------    ------------
     Total                                   $   40,277   $        1   $     (1,985)   $     38,293
                                             ==========   ==========   ============    ============

      Provided below is a summary of mortgage-related securities available for sale and held to maturity which were in an unrealized loss position at June 30, 2006.

                              Loss Position              Loss Position
                          Less than 12 Months          12 Months or Longer                Total
                       -------------------------   --------------------------   --------------------------
                                      Unrealized                   Unrealized                   Unrealized
                        Fair Value      Losses      Fair Value       Losses      Fair Value       Losses
                       ------------   ----------   -------------   ----------   ------------   -----------
Pass-through
  certificates         $     28,100   $     (917)  $      47,270   $   (2,385)  $     75,370   $    (3,302)
Collateralized
  mortgage
  obligations                 9,275         (311)         23,479       (1,183)        32,754        (1,494)
                       ------------   ----------   -------------   ----------   ------------   -----------
Total                  $     37,375   $   (1,228)  $      70,749   $   (3,568)  $    108,124   $    (4,796)
                       ============   ==========   =============   ==========   ============   ===========

      At June 30, 2006, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of 45 securities that at such date had an aggregate depreciation of 4.8% from the Company's amortized cost basis. Management does not believe any individual unrealized loss as of June 30, 2006 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and various private issuers. The majority of the unrealized losses associated with mortgage-related securities are primarily attributable to changes in interest rates and not due to the deterioration of the creditworthiness of the issuer. The Company has the ability and intent to hold these securities until the securities mature or recover in value.

      Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                              September 30, 2005
                                             ------------------------------------------------------
                                                             Gross         Gross
                                              Amortized   Unrealized    Unrealized      Approximate
                                                Cost         Gain          Loss         Fair Value
                                             ----------   ----------   ------------    ------------
Available for Sale:

    FHLMC pass-through certificates          $       50   $        3   $      --       $         53
    FNMA pass-through certificates               23,493           51        (364)            23,180
    GNMA pass-through certificates                3,947           12         (39)             3,920
    Collateralized mortgage obligations          41,207           23        (856)            40,374
                                             ----------   ----------   ------------    ------------

        Total                                $   68,697   $       89   $  (1,259)      $     67,527
                                             ==========   ==========   =========       ============

Held to Maturity:

    FHLMC pass-through certificates          $   17,267   $        9   $    (371)      $     16,905
    FNMA pass-through certificates               29,084            9        (619)            28,474
    Collateralized mortgage obligations             303           --          (3)               300
                                             ----------   ----------   ------------    ------------
        Total                                $   46,654   $       18   $    (993)      $     45,679
                                             ==========   ==========   =========       ============

      Provided below is a summary of mortgage-related securities available for sale and held to maturity which were in an unrealized loss position at September 30, 2005. Loss Position Loss Position

                              Loss Position              Loss Position
                          Less than 12 Months          12 Months or Longer                 Total
                       -------------------------   --------------------------   --------------------------
                                      Unrealized                   Unrealized                   Unrealized
                        Fair Value      Losses      Fair Value       Losses      Fair Value       Losses
                       ------------   ----------   -------------   ----------   ------------   -----------
Pass-through
  certificates         $     54,321   $     (916)  $      14,893   $     (477)  $     69,214   $    (1,393)
Collateralized
  mortgage
  obligations                30,206         (485)          9,873         (374)        40,079          (859)
                       ------------   ----------   -------------   ----------   ------------   -----------
Total                  $     84,527   $   (1,401)  $      24,766   $     (851)  $    109,293   $    (2,252)
                       ============   ==========   =============   ==========   ============   ===========

4.    LOANS RECEIVABLE

Loans receivable consist of the following:

                                           June 30,        September 30,
                                             2006               2005
                                         ------------      -------------
Real estate loans:
    Single-family                        $    145,457      $     149,237
    Construction and land                      39,872             36,828
    Multi-family and commercial                72,394             69,704
    Home equity and lines of credit            57,032             46,748
Consumer loans                                  1,340              1,376
Commercial loans                               23,571             16,085
                                         ------------      -------------
    Total loans                               339,666            319,978
Loans in process                              (12,632)           (14,614)
Allowance for loan losses                      (2,931)            (3,475)
Deferred loan costs                               111                 90
                                         ------------      -------------
Loans receivable - net                   $    324,214      $     301,979
                                         ============      =============

      At June 30, 2006 and September 30, 2005, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $460 and $5,052, respectively. At June 30, 2006, non-performing loans primarily consisted of single-family residential mortgage loans aggregating $190, consumer lines of credit aggregating $172, and commercial business loans aggregating $98.

      At June 30, 2006 and September 30, 2005, the Company had impaired loans with a total recorded investment of $672 and $3,837, respectively, and an average recorded investment of $2,791 and $1,279, respectively. Interest income of $47 and $20 was recognized on these impaired loans during the nine months ended June 30, 2006 and the year ended September 30, 2005, respectively.

      Loans collectively evaluated for impairment include residential real estate, home equity (including lines of credit) and consumer loans and are not included in the data that follow:

                                                                          June 30,    September 30,
                                                                            2006          2005
                                                                          --------    -------------
Impaired loans with related allowance for loan losses
    under SFAS No. 114                                                    $     --    $       3,837
Impaired loans with no related allowance for loan losses
    under SFAS No. 114                                                         672               --
                                                                          --------    -------------

       Total impaired loans                                               $    672    $       3,837
                                                                          ========    =============

Valuation allowance related to impaired loans                             $     --    $         959
                                                                          ========    =============

      The following is an analysis of the allowance for loan losses:

                                               Nine Months Ended
                                                    June 30,
                                              --------------------
                                                2006         2005
                                              --------    --------
Balance beginning of period                     $3,475      $2,039
Provisions charged to income                       651       1,735
Charge-offs                                     (1,206)       (303)
Recoveries                                          11          --
                                              --------    --------
Total                                           $2,931      $3,471
                                              ========    ========

      For the nine months ended June 30, 2006, loans charged-off consisted primarily of a $1,137 charge off related to the March 31, 2006 transfer to real estate owned of a property located in Chesapeake City, Maryland that secured a $3,337 commercial real estate loan and a $500 commercial business loan. In connection with the property's transfer to real estate owned, the Company recorded the property at its approximate fair value of $2,700 resulting in a charge-off of $1,137 against the allowance for loan losses.

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

5.    DEPOSITS

      Deposits consist of the following major classifications:

                               June 30, 2006     September 30, 2005
                            ------------------   ------------------
                             Amount    Percent    Amount    Percent
                            --------   -------   --------   -------
Non-interest bearing        $ 18,254       5.1%  $ 18,001       5.1%
NOW                           72,200      20.3     65,688      18.8
Passbook                      44,603      12.5     47,139      13.5
Money market demand           42,480      11.9     45,753      13.1
Certificates of deposit      178,641      50.2    173,113      49.5
                            --------   -------   --------   -------
Total                       $356,178     100.0%  $349,694     100.0%
                            ========   =======   ========   =======

6. EARNINGS PER SHARE

      Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. All dilutive shares consist of options the exercise price of which is lower than the market price of the common stock covered thereby at the dates presented. At June 30, 2006 and 2005, anti-dilutive shares consisted of options covering 2,221 and 408 shares, respectively.

      The calculated basic and diluted earnings per share ("EPS") is as follows:

                                  For the Three Months Ended    For the Nine Months Ended
                                           June 30,                      June 30,
                                  --------------------------    -------------------------
                                   2006          2005           2006          2005
                                  ------------   -----------    -----------   -----------
Numerator - Net income (loss)     $        267   $      (613)   $       730   $       548
Denominators:
  Basic shares outstanding           1,892,876     1,874,143      1,890,601     1,827,849
  Effect of dilutive securities         22,688        38,636         22,830        18,472
                                  ------------   -----------    -----------   -----------
Diluted shares outstanding           1,915,564     1,912,779      1,913,431     1,846,321
                                  ============   ===========    ===========   ===========
EPS:

  Basic                           $       0.14   $     (0.33)   $      0.39   $      0.30
  Diluted                         $       0.14   $     (0.32)   $      0.38   $      0.30

7.    SHARE-BASED COMPENSATION

      Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" (SFAS No. 123(R)) using the modified prospective application transition method. The adoption of SFAS No.123(R) resulted in approximately $6 and $19 compensation expense for the three and nine month periods ended June 30, 2006, respectively. Pro forma compensation expense for the three and nine month periods ended June 30, 2005 was $4 and $12, respectively. There were no new grants of stock options or other share-based payments during the nine months ended June 30, 2006 and, therefore, additional disclosures for share-based compensation were omitted due to immateriality.

      A summary of award activity under the stock option plans as of June 30, 2006 and changes during the nine month period is presented below:

                                     Number of                      Weighted Average
                                      Option         Exercise      Exercise Price per
                                      Shares        Price Range           share
                                    -----------  ---------------   ------------------
Outstanding at October 1, 2005         66,177     $ 7.50 - 21.89       $   13.01
Exercised                                (540)     10.13 - 12.13           10.64
                                    -----------  ---------------   ------------------
Outstanding at June 30, 2006           65,637     $ 8.50 - 21.89       $   13.03
                                    ===========  ===============   ==================

      The weighted average remaining contractual term was approximately 4.6 years for options outstanding and 4.0 years for 56,296 stock options exercisable as of June 30, 2006.

      As of June 30, 2006 there was approximately $59,400 of total unrecognized compensation cost related to the nonvested options granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 4.9 years.

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

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140," ("SFAS No. 156"). SFAS No. 156 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations prescribed by SFAS No. 156. All separately recognized servicing assets and servicing liabilities are to be initially measured at fair value, if practicable, and SFAS No. 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The requirements for recognition and initial measurement of servicing assets and servicing liabilities should be applied prospectively to all transactions after the effective date of this statement. The Company`s management is evaluating the impact of adopting SFAS No. 156 on the Company's financial statements.

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

      In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this pronouncement.

9.    SUPERVISORY AGREEMENTS

      On February 13, 2006, the Company and the Bank each entered into a supervisory agreement with the OTS which primarily addressed issues identified in the OTS' most recent reports of examination of the Company's and the Bank's operations and financial condition.

      Under the terms of the supervisory agreement between the Company and the OTS, the Company agreed to, among other things, (i) develop and implement a three-year capital plan designed to support the Company's efforts to maintain prudent levels of capital and to reduce its debt-to-equity ratio below 50%; (ii) not incur any additional debt without the prior written approval of the OTS; and (iii) not repurchase any shares of or pay any cash dividends on its common stock until certain conditions were complied with; provided, however, that upon reducing its debt-to-equity below 50%, the Company may resume the payment of quarterly cash dividends at the lesser of the dividend rate in effect immediately prior to entering into the supervisory agreement or 35% of its consolidated net income (on an annualized basis), provided that the OTS does not object to the payment of such dividend pursuant to a required prior notice of the Company's intent to declare such quarterly dividend. In order to comply with the debt-to-equity ratio requirement, the Company is considering various alternatives which may include raising additional equity capital combined with the redemption in the future of a portion of its outstanding subordinated debt. The Company has filed and received OTS approval of its capital plan.

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

      At March 31, 2006 and June 30, 2006 the Bank exceeded the asset growth limitation contained in the supervisory agreement with the Office of Thrift Supervision. Subsequent to June 30, 2006, the Bank reduced its assets sufficiently to below the June 30, 2006 limitation. The OTS has advised the Bank that it will not take any regulatory action against the Bank provided it is in compliance as of September 30, 2006.

      As noted above, the Company is not permitted to pay dividends to its stockholders under the terms of the supervisory agreement until certain conditions are satisfied. Currently, the Company believes it will be able to resume dividends in the quarter ended March 31, 2007.

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

      The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made, unless required to do so under federal securities laws.

      GENERAL

      The Company is a Pennsylvania corporation and sole stockholder of the Bank, a federally chartered stock savings bank, which converted to the stock form of organization in January 1995. The Bank is a community-oriented bank emphasizing customer service and convenience. The Bank's primary business is attracting deposits from the general public and using those funds together with other available sources of funds, primarily borrowings, to originate loans. The Bank's management remains focused on its long-term strategic plan to shift the Bank's loan composition toward commercial business, construction and home equity loans and lines of credit in order to provide a higher yielding loan portfolio with generally shorter contractual terms.

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

      Under the terms of the supervisory agreement between the Company and the OTS, the Company agreed to, among other things, (i) develop and implement a three-year capital plan designed to support the Company's efforts to maintain prudent levels of capital and to reduce its debt-to-equity ratio below 50%; (ii) not incur any additional debt without the prior written approval of the OTS; and (iii) not repurchase any shares of or pay any cash dividends on its common stock until certain conditions were complied with; provided, however, that upon reducing its debt-to-equity below 50%, the Company may resume the payment of quarterly cash dividends at the lesser of the dividend rate in effect immediately prior to entering into the supervisory agreement or 35% of its consolidated net income (on an annualized basis), provided that the OTS does not object to the payment of such dividend pursuant to a required prior notice of the Company's intent to declare such quarterly dividend. In order to comply with the debt-to-equity ratio requirement, the Company is considering various alternatives which may include raising additional equity capital combined with the redemption in the future of a portion of its outstanding subordinated debt. The Company has filed and received OTS approval of its capital plan.

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

      At March 31, 2006 and June 30, 2006 the Bank exceeded the asset growth limitation contained in the supervisory agreement with the Office of Thrift Supervision. Subsequent to June 30, 2006, the Bank reduced its assets sufficiently to below the June 30, 2006 limitation. The OTS has advised the Bank that it will not take any regulatory action against the Bank provided it is in compliance as of September 30, 2006.

      As noted above, the Company is not permitted to pay dividends to its stockholders under the terms of the supervisory agreement until certain conditions are satisfied. Currently, the Company believes it will be able to resume dividends in the quarter ended March 31, 2007.

      As a result of the supervisory agreement, the Bank is not deemed to be "well-capitalized" for purposes of the prompt corrective action regulations of the OTS even though the Bank's regulatory capital is in excess of all regulatory capital requirements.

      COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2006 AND SEPTEMBER 30, 2005

      Total assets of the Company increased by $10.8 million, or 2.1%, from $518.1 million at September 30, 2005 to $528.9 million at June 30, 2006. Loans receivable increased $22.2 million, or 7.4%, to $324.2 million at June 30, 2006 as the Company increased the size of its construction, commercial real estate and commercial business loan portfolios by $13.2 million, or 10.8%, combined with a $10.3 million, or 22.0%, increase in home equity and lines of credit partially offset by a slight decrease in single-family residential loans reflecting the continued implementation of the Company's long-term lending strategy. During the third quarter of fiscal 2006, the mortgage-related securities portfolio was reduced as part of the Company's strategy to meet the funding needs of new higher yielding commercial loans and to assist the Bank in controlling its asset growth as required by the terms of the supervisory agreement. Prepaid expenses and other assets decreased $4.7 million due to funds received for settlement of securities sales. Total deposits increased $6.5 million, or 1.9%, from $349.7 million at September 30, 2005 to $356.2 million at June 30, 2006 The increase in deposits resulted from a $5.5 million, or 3.2%, increase in certificates of deposit combined with an increase of $956,000, or 0.5%, in core deposits (which consist of passbook, money market, NOW and non-interest-bearing accounts). The increase in certificates of deposit resulted from a shift in consumers demand for such product. Total borrowings increased $3.3 million, or 2.9%, to $116.6 million at June 30, 2006 from $113.3 million at September 30, 2005 in order to supplement the decrease in deposits from March 31, 2006.

      Stockholders' equity decreased $936,000 to $27.3 million primarily due to a $1.6 million increase in the amount of accumulated other comprehensive loss combined with dividend payments in the first quarter of fiscal 2006 totaling $208,000, partially offset by net income of $730,000 for the nine months ended June 30, 2006.

      COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005

      NET INCOME.

      Net income was $267,000, or $0.14 per diluted share, for the quarter ended June 30, 2006 as compared to net loss of $613,000, or $(0.32) per diluted share, for the same period in 2005. Net income for the nine months ended June 30, 2006 was $730,000, or $0.38 per diluted share, an increase of $182,000, or 33.2%, as compared to $548,000, or $0.30 per diluted share, for the same period in 2005.

      NET INTEREST INCOME.

      Net interest income increased $17,000, or 0.6%, to $2.8 million and decreased $156,000, or 1.8%, to $8.4 million for the three and nine months ended June 30, 2006, respectively, as compared to the same periods in 2005. The increase for the third quarter of 2006 was primarily due to a $276,000, or 4.1%, increase in interest income which was partially offset by an increase in interest expense of $259,000, or 6.5%, for the three months ended June 30, 2006. The $156,000 decrease in net interest income for the nine months ended June 30, 2006, was primarily due to an increase in interest expense of $264,000, or 2.3%, for the nine months ended June 30, 2006, which was partially offset by a $108,000, or 0.5%, increase in interest income during such period. As a result of the Company's deleveraging strategy implemented in the fourth quarter of fiscal 2005, the average balance of interest-earning assets decreased significantly by $50.4 million and $56.6 million for the three and nine months ended June 30, 2006, respectively, as compared to the same periods in 2005. Calculated on a tax-equivalent basis, the weighted average yield earned on interest-earning assets for the three months ended June 30, 2006 increased 75 basis points to 5.87% compared to the 2005 period and 63 basis points to 5.72% for the nine months ended June 30, 2006. However, partially offsetting such improvements in the yield were increases in the weighted average rate paid on interest-bearing liabilities. The weighted average rate paid on such liabilities increased 47 basis points to 3.45% during the three months ended June 30, 2006 from 2.98% for the same period in the prior fiscal year and 39 basis points to 3.29% for the nine months ended June 30, 2006 as compared to 2.90% for the nine months ended June 30, 2005. The increases in the cost of funds were primarily due to the continued increase of market rates of interest on the short-term end of the yield curve which outpaced the increases in the yield on interest-earning assets. In addition, net interest expense was affected by a decrease in the average balance of interest-bearing liabilities of $42.6 million and $52.1 million for the three and nine months ended June 30, 2006, respectively, as compared to the same periods in 2005 reflecting the effects of the deleveraging strategy.

      For the three months ended June 30, 2006, the interest rate spread and net interest margin, on fully tax-equivalent basis, were 2.42% and 2.40%, respectively, as compared to 2.14% and 2.17%, respectively, for the same period in 2005. The interest rate spread and net interest margin, on a fully tax-equivalent basis, were both 2.43% for the nine months ended June 30, 2006 as compared to 2.19% and 2.21%, respectively, for the same period in 2005. As a result of the deleveraging strategy, the Company improved its interest rate margin because the yields on interest-earning assets increased to a greater degree than the rates paid on interest-bearing liabilities. However, the continued rise in short-term interest rates could negatively impact the Company's interest rate margin as shorter term interest-bearing liabilities will reprice faster than the Company's longer term interest-earning assets.

      The following table presents the average balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three months and nine months ended June 30, 2006 and 2005. The adjustment of tax-exempt securities to a tax-equivalent yield in the table below may be considered to include non-GAAP financial information. Management believes that it is a common practice in the banking industry to present net interest margin, net interest rate spread and net interest income on a fully tax-equivalent basis when a significant proportion of interest-earning assets are tax-free. Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons. A GAAP reconciliation also is included below.

                                                                FOR THE THREE MONTHS ENDED
                                           -------------------------------------------------------------------
                                                     JUNE 30, 2006                       JUNE 30, 2005
                                           --------------------------------    -------------------------------
                                                                    Average                            Average
                                             Average                 Yield/     Average                 Yield/
(Dollars in thousands)                       Balance    Interest    Cost(4)     Balance    Interest    Cost(4)
                                           ----------   --------   --------    ---------   --------    -------
Interest-earning assets:

   Loans receivable(1) (2)                 $  315,829   $  5,106       6.47%   $ 304,240   $  4,446       5.85%
   Mortgage-related securities(2)             117,212      1,323       4.51      163,818      1,662       4.06
   Investment securities(2)                    45,289        668       5.90       57,514        723       5.03
   Other interest-earning assets                8,666         53       2.45       11,802         41       1.39
                                           ----------   --------               ---------   --------

      Total interest-earning assets           486,996   $  7,150       5.87      537,374   $  6,872       5.12
                                           ----------   --------    -------    ---------   --------    -------
Non-interest-earning assets                    36,841                             32,008
                                           ----------                          ---------
   Total assets                            $  523,837                          $ 569,382
                                           ==========                          =========
Interest-bearing liabilities:
   Deposits                                $  355,614   $  2,198       2.47    $ 357,629   $  1,625       1.82
   FHLBank advances and other borrowings      112,458      1,533       5.45      153,418      1,888       4.92
   Junior subordinated debentures              21,499        491       9.14       21,535        450       8.36
                                           ----------   --------               ---------   --------

      Total interest-bearing liabilities      489,571      4,222       3.45      532,582      3,963       2.98
                                           ----------   --------    -------    ---------   --------    -------
Interest rate spread                                                   2.42%                              2.14%
                                                                   ========                            =======
Non-interest-bearing liabilities                6,933                              7,105
                                           ----------                          ---------
   Total liabilities                          496,504                            539,687
Stockholders' equity                           27,333                             29,695
                                           ----------                          ---------

Total liabilities and stockholders'equity  $  523,837                          $ 569,382
                                           ==========                          =========
Net interest-earning assets (liabilities)  $   (2,575)                         $   4,792
                                           ==========                          =========
Net interest income                                     $  2,928                           $  2,909
                                                        ========                           ========
Net interest margin(3)                                                 2.40%                              2.17%
                                                                   ========                            =======
Ratio of average interest-earning
     assets to average interest-bearing
     liabilities                                                      99.47%                             100.90%
                                                                   ========                            =======

-----------------
(1) Includes non-accrual loans.

(2) Includes assets classified as either available for sale or held for sale.

(3) Net interest income divided by interest-earning assets.

(4) Presented on a tax-equivalent basis.

                                                                  FOR THE NINE MONTHS ENDED
                                           -------------------------------------------------------------------
                                                     JUNE 30, 2006                       JUNE 30, 2005
                                           --------------------------------    -------------------------------
                                                                    Average                            Average
                                             Average                 Yield/     Average                 Yield/
(Dollars in thousands)                       Balance    Interest    Cost(4)     Balance    Interest    Cost(4)
                                           ----------   --------   --------    ---------   --------    -------
Interest-earning assets:

   Loans receivable(1)(2)                  $  309,472   $ 14,626       6.30%   $ 305,552   $ 13,317       5.81%
   Mortgage-related securities(2)             115,142      3,799       4.40      153,983      4,615       4.00
   Investment securities(2)                    46,138      2,008       5.80       64,444      2,408       4.98
   Other interest-earning assets                8,629        145       2.24       12,049        122       1.35
                                           ----------   --------               ---------   --------

      Total interest-earning assets           479,381   $ 20,578       5.72      536,028   $ 20,462       5.09
                                           ----------   --------   --------    ---------   --------    -------
Non-interest-earning assets                    35,339                             32,457
                                           ----------                          ---------
   Total assets                            $  514,720                          $ 568,485
                                           ==========                          =========

Interest-bearing liabilities:
   Deposits                                $  350,701   $  6,025       2.29    $ 348,445   $  4,551       1.74
   FHLBank advances and other borrowings      108,389      4,387       5.40      162,720      5,716       4.68
   Junior subordinated debentures              21,508      1,447       8.97       21,544      1,328       8.22
                                           ----------   --------               ---------   --------

     Total interest-bearing liabilities       480,598     11,859       3.29      532,709     11,595       2.90
                                           ----------   --------   --------    ---------   --------    -------

Interest rate spread                                                   2.43%                              2.19%
                                                                   ========                            =======
Non-interest-bearing liabilities                6,352                              6,007
                                           ----------                          ---------

   Total liabilities                          486,950                            538,716
Stockholders' equity                           27,770                             29,769
                                           ----------                          ---------

Total liabilities and stockholders'equity  $  514,720                          $ 568,485
                                           ==========                          =========
Net interest-earning assets (liabilities)  $   (1,217)                         $   3,319
                                           ==========                          =========

Net interest income                                     $  8,719                           $  8,867
                                                        ========                           ========

Net interest margin(3)                                                 2.43%                              2.21%
                                                                   ========                            =======
Ratio of average interest-earning
     assets to average interest-bearing
     liabilities                                                      99.75%                            100.62%
                                                                   ========                            =======

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

                                                           FOR THE THREE MONTHS ENDED
                                                 ---------------------------------------------
                                                     JUNE 30, 2006           JUNE 30, 2005
                                                 ---------------------   ---------------------
                                                             AVERAGE                 AVERAGE
                                                 INTEREST   YIELD/COST   INTEREST   YIELD/COST
(Dollars in thousands)                           --------   ----------   --------   ----------
Investment securities - nontaxable                $  583       5.15%      $   639      4.44%
Tax equivalent adjustments                            85                       84
                                                  ------                  -------
Investment securities - nontaxable to a
      taxable equivalent yield                    $  668       5.90%      $   723      5.03%
                                                  ======                  =======

Net interest income                               $2,843                  $ 2,825
Tax equivalent adjustment                            85                        84
                                                  ------                  -------
Net interest income, tax equivalent               $2,928                  $ 2,909
                                                  ======                  =======
Net interest rate spread, no tax  adjustment                   2.35%                   2.08%
Net interest margin, no tax adjustment                         2.34%                   2.10%

                                                           FOR THE NINE MONTHS ENDED
                                                 ----------------------------------------------
                                                     JUNE 30, 2006           JUNE 30, 2005
                                                 ---------------------   ----------------------
                                                             AVERAGE                 AVERAGE
                                                 INTEREST   YIELD/COST   INTEREST   YIELD/COST
(Dollars in thousands)                           --------   ----------   --------   -----------
Investment securities - nontaxable                $1,750       5.06%      $2,147       4.44%
Tax equivalent adjustments                           258                     261
                                                  ------                  ------
Investment securities - nontaxable to a
      taxable equivalent yield                    $2,008       5.80%      $2,408       4.98%
                                                  ======                  ======

Net interest income                               $8,461                  $8,606
Tax equivalent adjustment                            258                     261
                                                  ------                  ------
Net interest income, tax equivalent               $8,719                  $8,867
                                                  ======                  ======
Net interest rate spread, no tax  adjustment                   2.36%                   2.12%
Net interest margin, no tax adjustment                         2.35%                   2.14%

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

For the three months ended June 30, 2006 and 2005, the provision for loan losses amounted to $81,000 and $1.6 million, respectively. For the three months ended June 30, 2006, the $81,000 provision for loan losses reflected the analysis of the $45,000 of net charge-offs incurred during the quarter combined with an increase in the allowance for loan losses to the level deemed appropriate by management based on the Company's overall portfolio review. The $1.6 million provision for loan losses in the 2005 period reflected the establishment of a reserve for a large commercial real estate loan (which was transferred to real estate owned in March 2006 and which is discussed below) as well as increases deemed necessary due to various factors including the level of non-performing loans and the changing nature of the commercial and multi-family real estate and commercial business portfolios. The Company focuses on its loan portfolio management and credit review process to address the risk profile of the portfolio and manage troubled credits. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio, the estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

For the nine months ended June 30, 2006 and 2005, the provision for loan losses amounted to $651,000 and $1.7 million, respectively. The $651,000 provision for loan losses for the nine month period in 2006 was primarily due to net charge-offs totaling $1.2 million incurred during the fiscal year primarily related to the write down to fair value of a property securing a $3.3 million commercial real estate loan and a related $500,000 commercial business loan as well as a determination that an additional provision was required as a result of the continual evaluation of the classified and pass loan portfolios in order to maintain the overall allowance for loan losses at a level deemed appropriate. The coverage ratio, which is the ratio of the allowance for loan losses to non-performing loans, was 637.18% and 72.38% at June 30, 2006 and September 30, 2005, respectively.

At June 30, 2006, non-performing assets decreased $2.6 million to $3.2 million, or 0.60%, of total assets, from $5.8 million at September 30, 2005. The decrease in non-performing assets was primarily the result of a $4.6 million decrease to $460,000 in non-performing loans partially offset by a $1.9 million increase to $2.7 million in real estate owned. The decrease in non-performing loans was primarily due to the transfer of a $3.3 million commercial real estate loan to real estate owned and the charge-off in full of a related $500,000 commercial business loan combined with the repayment in full of a $770,000 residential construction loan. During the second quarter of fiscal 2006, the Company transferred to real estate owned a property located in Chesapeake City, Maryland that secured a $3.3 million commercial real estate loan as a result of the Company taking possession of the property. The Company also had a $500,000 commercial business loan outstanding in connection with this loan relationship. The Company previously allocated reserves of $959,000 for this lending relationship as of the quarter ended June 30, 2005. In connection with the property's transfer to real estate owned, the Company recorded the property at its approximate fair value of $2.7 million. As a result of the transfer of the property to real estate owned and the charge-off of the commercial business loan, the Company charged off $1.1 million against the allowance for loan losses in the quarter ended March 31, 2006. Offsetting, in part, the increase in real estate owned was the sale during the second quarter of fiscal 2006 of a commercial property in which the Company held a 25% participation interest in a golf facility. The sale of the property, which was carried at a value of $760,000, resulted in a pre-tax gain of $158,000 during the second quarter of fiscal 2006.

Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

NON-INTEREST INCOME.

For the three months ended June 30, 2006, non-interest income decreased $15,000 or 2.2% to $668,000 as compared to the same period in 2005. The decrease for the three months ended June 30, 2006 was primarily due to the Company experiencing decreases of $26,000 and $9,000 on gain on sales of assets and other non-interest income, respectively, as compared to the same period in 2005. The decrease in non-interest income was partially offset by a $23,000, or 6.1%, increase in service charges and other fees.

Non-interest income decreased $441,000 to $2.2 million for the nine months ended June 30, 2006 by comparison to the same period last year. The decrease for the nine months ended June 30, 2006 was primarily due to the Company's experiencing only a $3,000 gain on sales of investment and mortgage-related securities in the 2006 period as compared to $539,000 for the same period in 2005. To a lesser extent, non-interest income decreased due to a slower appreciation rate during the first quarter of fiscal 2006 period in the cash surrender value of certain insurance policies held by the Bank to fund certain supplemental retirement benefits resulting in a decrease of $117,000 for the nine months ended June 30, 2006 compared to the same period in 2005. In addition, the $35,000 decrease in the service charges and other fees was mainly due to a decrease in usage of a deposit service provided to the Bank's checking accounts. The decreases in various components of non-interest income were partially offset by a $91,000 increase in the gain on sale of loans of commercial business loans through the Small Business Administration and by a $158,000 pre-tax gain on the sale of a real estate owned property referenced above.

NON-INTEREST EXPENSE.

Non-interest expense increased $235,000, or 8.0%, during the three months ended June 30, 2006 compared to the same period in 2005. The increase for the quarter ended June 30, 2006 was primarily due to increases of $147,000, $26,000, $56,000 and $40,000 in professional fees, federal deposit insurance premiums, salaries and employee benefits, and real estate operations, respectively, partially offset by decreases of $11,000 and $60,000 in deposit processing and other non-interest expense, respectively. Professional fees and federal deposit insurance premiums were substantially higher in the 2006 period due to expenses incurred relating to the supervisory agreements. In addition, professional fees increased due to legal expenses incurred in connection with the commercial real estate property discussed above which became real estate owned in March 2006. The increase in real estate operations also was a result of expenses incurred in connection with the same property. Salaries and employee benefits costs were higher in the 2006 period due to additional personnel and related medical benefits. Other non-interest expense decreased due to the completion of a bank-wide customer service training program in October 2005 as well as decreases in general administrative expenses.

For the nine months ended June 30, 2006, non-interest expense increased by $204,000, or 2.2%, primarily due to increases of $439,000, or 55.6%, in professional fees, partially offset by decreases of $181,000, or 3.9%, and $211,000, or 15.1%, in salary and employee benefits and other non-interest expense, respectively, compared to the same period in 2005. Regarding the decrease in salaries and employee benefits, the 2005 period expenses were higher due to certain costs incurred as part of a retirement package as well as accruals for certain incentive programs. Other non-interest expense decreased and professional fees increased due to the reasons described above.

INCOME TAX BENEFIT.

The Company recognized income tax benefits of $19,000 and $89,000 for the three and nine months ended June 30, 2006, respectively as compared to income tax benefits of $470,000 and $190,000, respectively, for the same periods in 2005. The decrease in the amount of the income tax benefits for the three and nine months ended June 30, 2006 compared to the same periods in 2005 was primarily related to the increase in pre-tax income for such periods.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-related securities prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At June 30, 2006, the Company had short-term borrowings (due within one year or currently callable by FHLBank) outstanding of $116.1 million, all of which consisted of advances from FHLBank Pittsburgh.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to fund maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At June 30, 2006, total approved loan commitments outstanding amounted to $6.3 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $41.0 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2006 totaled $116.2 million. Based upon the Company's historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

The Bank is required under applicable federal banking regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital to at least 8.0% of its risk-weighted assets. At June 30, 2006, the Bank had tangible capital and core capital equal to 8.9% of adjusted total assets and total capital equal to 14.6% of risk-weighted assets. Under the terms of the supervisory agreement discussed above in "Supervisory Agreements," the Bank is required to maintain core and risk-based capital in excess of 7.5% and 12.5%, respectively. The Bank is in compliance with such requirements imposed by the supervisory agreement. In addition, as a result of entering into such agreement, the Bank is no longer deemed to be "well-capitalized" for purposes of the prompt corrective action regulations of the OTS.

IMPACT OF INFLATION AND CHANGING PRICES.

The unaudited consolidated financial statements of the Company and related notes presented herein have been prepared in accordance with generally accepted accounting principles which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such prices are affected by inflation to a larger extent than interest rates. In the current interest rate environment, careful management of the level of liquidity and the maturity structure of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels.

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

The interest rate risk measures used by the OTS include an "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure". The "Post-Shock" NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low "Post-Shock" NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The "Sensitivity Measure" is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following sets forth the Bank's NPV as of June 30, 2006.

                               Net Portfolio Value
                              (Dollars in thousands)
------------------------------------------------------------------------------
 Changes in                                              Net
  Rates in                Dollar    Percentage   Portfolio Value As
Basis Points   Amount     Change      Change        a % of Assets     Change
------------   -------   --------   ----------   ------------------   --------
    300        $39,289   $(25,882)     (40)%            7.69%         (435) bp
    200         48,313    (16,858)     (26)             9.28          (276) bp
    100         57,355     (7,816)     (12)            10.80          (124) bp
     0          65,171         --       --             12.04            --
   (100)        70,539      5,368        8             12.83            78  bp
   (200)        72,719      7,548       12             13.07           102  bp

As of June 30, 2006, the Bank's NPV was $65.2 million or 12.04% of the market value of assets. Following a 200 basis point increase in interest rates, the Bank's "post shock" NPV was $48.3 million or 9.28% of the market value of assets. The change in the NPV ratio or the Bank's sensitivity measure was (2.76)%.

The above NPV analysis only includes the assets and liabilities of the Bank. Inclusion of Company-only assets and liabilities would have a non-material effect on the results presented.

ITEM 4. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

Item 1.     Legal Proceedings

            No material changes have occurred with respect to the legal proceedings previously disclosed in Item 3 of the Company's Form 10-K for the year ended September 30, 2005.

Item 1A.    Risk Factors

            Not applicable

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

            (a)   - (b) Not applicable

            (c) The Company does not have a repurchase program currently in effect. In addition, pursuant to the terms of the supervisory agreement between the Company and the OTS, the Company is not permitted to repurchase shares of common stock. It is also not permitted to pay dividends until the Company meets certain limitations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Supervisory Agreements, in Part I hereof."

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

              99.1     Code of Ethics 9

              99.2 Supervisory Agreement between First Keystone Financial, Inc. and the Office of Thrift Supervision dated February 13, 2006 10

              99.3 Supervisory Agreement between First Keystone Bank and the Office of Thrift Supervision dated February 13, 2006 10

------------
(1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-84824) filed by the Registrant with the SEC on October 6, 1994, as amended.

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

(4) Incorporated from Appendix A of the Registrant's definitive proxy statement dated December 24, 1998 (File No. 000-25328).

(5) Incorporated by reference from Exhibit 10.17 in the Form 10-Q for the quarter ended June 30, 2004 filed by the Registrant with the SEC on May 17, 2004.

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

                            FIRST KEYSTONE FINANCIAL, INC.

Date: August 14, 2006       By: /s/ Thomas M. Kelly
                               -----------------------------------------
                               Thomas M. Kelly
                               President and Chief Executive Officer

Date: August 14, 2006       By: /s/ Rose M. DiMarco
                               -----------------------------------------
                               Rose M. DiMarco
                               Chief Financial Officer