Form 10-K
period 2006-09-30
FIRST KEYSTONE FINANCIAL INC
filed 2006-12-29
CIK 856751

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

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

           Securities registered pursuant to Section 12(b) of the Act:

           Title of Each Class              Name of exchange on which registered
COMMON STOCK (PAR VALUE $0.01 PER SHARE)          THE NASDAQ STOCK MARKET
----------------------------------------          -----------------------

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [X]

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $19.55 on March 31, 2006, the last business day of the Registrant's second quarter was $33.1 million (2,427,928 shares outstanding less 732,960 shares held by affiliates at $19.55 per share). Although directors and executive officers of the Registrant and certain employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of December 15, 2006: 2,427,928

                       DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the definitive proxy statement for the 2007 Annual Meeting of Stockholders are incorporated into Part III.

                         FIRST KEYSTONE FINANCIAL, INC.
                                    FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006
                                      INDEX

                                                                            Page
                                                                            ----
PART I
Item 1.  Business                                                             1
Item 1A. Risk Factors                                                        37
Item 1B. Unresolved Staff Comments                                           39
Item 2.  Properties                                                          40
Item 3.  Legal Proceedings                                                   41
Item 4.  Submission of Matters to a Vote of Security Holders                 41

PART II
Item 5.  Market for Registrant's Common Stock, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   41
Item 6.  Selected Financial Data                                             42
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               44
Item 7A. Quantitative and Qualitative Disclosures about Market Risk          59
Item 8.  Financial Statements and Supplementary Data                         60
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                91
Item 9A. Controls and Procedures                                             91
Item 9B. Other Information                                                   91

PART III
Item 10. Directors and Executive Officers of the Registrant                  91
Item 11. Executive Compensation                                              91
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     92
Item 13. Certain Relationships and Related Transactions                      92
Item 14. Principal Accounting Fees and Services                              92

PART IV
Item 15. Exhibits, Financial Statement Schedules                             92
         SIGNATURES                                                          95

                      [This page left blank intentionally]

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 relating to, without limitation, our future economic performance, plans and objectives for future operations, and projections of revenues and other financial items that are based on our beliefs, as well as assumptions made by and information currently available to us. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "could," "project," "predict," "expect," "estimate," "continue," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results, performance, or achievements may differ materially from the results expressed or implied by our forward-looking statements.

     The factors set forth under "Risk Factors" and other cautionary statements made in this Annual Report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. In addition to the risks discussed in the "Risk Factors" section of this Annual Report, factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, the following: (1) changes in the interest rate environment; (2) changes in deposit flows, loan demand or real estate values; (3) changes in accounting principles, policies or guidelines; (4) legislation or regulatory changes; (5) changes in loan delinquency rates or in our levels of non-performing assets; (6) changes in the economic climate in the market areas in which we operate; (7) the economic impact of any future terrorist threats and attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks;
(8) the effects of the supervisory agreements entered into by each of the Company and the Bank with the Office of Thrift Supervision ("OTS"); and (9) other factors, if any, referenced in this Annual Report or the documents incorporated by reference.

     These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

     Any forward-looking earnings estimates included in this Annual Report have not been examined or compiled by our independent registered public accounting firm, nor has our independent registered public accounting firm applied any procedures to our estimates. Accordingly, our accountants do not express an opinion or any other form of assurance on them. Further information concerning our business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission ("SEC").

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     First Keystone Financial, Inc. (the "Company") is a Pennsylvania corporation and the sole shareholder of First Keystone Bank, a federally chartered stock savings bank (the "Bank"), which converted to the stock form of organization in January 1995. The only significant assets of the Company are the capital stock of the Bank, the Company's loan to its employee stock ownership plan, and various equity and other investments. See Note 17 of the Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2006 set forth in Item 8 hereof, "Financial Statements and Supplementary Data." The primary business of the Company consists of operating the Bank.

     The Bank is a community oriented bank emphasizing customer service and convenience. The Bank's primary business is attracting deposits from the general public and using those funds together with other available sources of funds, primarily borrowings, to originate loans.

BUSINESS STRATEGY

     Although the future growth of the Company and the Bank is restricted by the supervisory agreements described below, the Company intends to continue executing its strategy to transform itself from a traditional thrift into a locally-based community bank. The principal components of the Company's strategy include:

          - Continuing expansion of product offerings. The Company intends to continue expanding the origination of commercial business loans and commercial and multi-family real estate loans while de-emphasizing the origination for portfolio of single-family residential loans. Commercial business and commercial and multi-family loans grew to $94.9 million, or 28.0% of the total loan portfolio, at September 30, 2006 compared to $72.3 million, or 23.9% of the total loan portfolio, at September 30, 2002. The Company has also expanded its presence in the land acquisition and construction loan market, increasing such loans to $38.2 million, or 11.3% of the total loan portfolio, at September 30, 2006 from $28.3 million, or 9.3% of the total loan portfolio, at September 30, 2002. The Bank in 2005 also introduced Small Business Administration ("SBA") lending as an additional product choice for its customers, allowing the Bank to generate additional fee income. In 2006, the Bank was approved by the SBA under their Preferred Lender Program, which will allow the Bank to streamline the origination of SBA loans for its customers. To assist its commercial customers and to attract new business deposits, the Bank has created a Cash Management Division which provides extensive support services, including ACH activity, wire transfers, automated interest-earning clearing accounts and other cash management products. The Bank has also expanded its electronic delivery systems in recent years, including both commercial and retail bill paying services.

          - Expanding commercial and construction lending infrastructure. In support of its expanded commercial business and commercial and multi-family real estate lending activities, the Bank has hired three additional employees with substantial commercial credit administration experience, increasing the Bank's commercial administration staff to five. The Bank plans to continue improving the integration of its business development officers and branch managers with the operations of its lending department. In addition, the Bank plans to hire additional experienced support personnel as well as commercial and construction lenders to increase the Bank's market penetration. The Bank's expanded commercial credit administration function is instrumental in developing and implementing more rigorous and extensive oversight of the Bank's commercial lending activities to, among other things, reduce the likelihood of credit quality issues.

          - Increasing the amount of lower costing deposits. The Bank will continue to emphasize the generation of core deposits, in particular non-interest-bearing checking accounts, targeted to commercial customers, as well as developing account relationships with customers not traditionally focused on by the Bank, such as large non-profit organizations, municipalities and school districts. As of September 30, 2002, time deposits accounted for 53.3% of total deposits, while transaction, savings and MMDA accounts constituted 19.4%, 12.6% and 14.7% of total deposits, respectively. By contrast, as of September 30, 2006, the Company had reduced time deposits to 51.8% of total deposits, with low-cost transaction accounts increasing to 25.3% of total deposits and savings and MMDA accounts comprising 11.6% and 11.3%, respectively, of total deposits. With the recent rise in interest rates in 2006, the Bank, like many other financial institutions, has found customers moving funds to time deposits due to their generally higher rates. The Bank is currently developing remote deposit capabilities, which will enhance its ability to attract and retain commercial customers who are not located in close proximity to the branch network. The Bank expects to be able to commence offering its remote deposit product by the end of the second quarter of fiscal 2007. In tandem with the offering of the remote deposit product, the Bank expects to introduce its relationship banking product, which will reward customers for bundling services, allow more competitive pricing and target non-profit institutions and their constituents through affinity marketing programs.

          - Establishing branches in desirable locations. The Company seeks to open additional full-service branches in attractive suburban communities with growing populations and significant numbers of small and medium-sized businesses in Delaware and Chester Counties. The Bank opened its last branch office in Aston, Pennsylvania in October 2004, which, in less than 18 months, generated deposits of $21.3 million as of September 30, 2006. The Bank's goal is to open one new branch office approximately every 24 months, subject to the availability of attractive locations at reasonable prices and termination of the supervisory agreements.

          - Maintaining customer service focus within a sales culture. To differentiate itself from its larger competitors, the Bank offers a high level of knowledgeable, personalized service to its customers. At the same time, the Bank emphasizes a sales culture with a focus on cross-selling the many different types of products it offers. In November 2005, the Bank completed an 18-month customer training program for all its employees designed to improve and enhance the Bank's ability to meet its customers' increasingly complex and diverse needs, especially those of its business customers. The Bank has also hired two experienced business development officers who are primarily responsible for attracting new business and expanding current bank relationships. These business development officers interface with the branch network and commercial lenders to facilitate and expand banking relationships and increase customer satisfaction and loyalty.

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

     Through an extensive highway network, the economies of Delaware and Chester Counties are knitted tightly into a regional economy of more than 2.5 million workers. Delaware and Chester Counties have a large, well-educated, and skilled labor force, with nearly one quarter of the counties' population having earned a four-year college degree. The median household income of Delaware and Chester Counties in 2005 was approximately $62,380 and $81,000, respectively, as compared to approximately $48,500 for Pennsylvania as a whole. In addition, Philadelphia's central location in the Northeast corridor, infrastructure, and other factors have made the Bank's primary market area attractive to many large corporate employers, including Comcast, Boeing, State Farm Insurance, United Parcel Service, PECO Energy, SAP America, Inc. and Wawa.

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

     The population of Delaware County is reported at over half a million residents and is the fifth most populated county in the Commonwealth of Pennsylvania. Much of the growth and development continues to be in the western part of the county and adjacent Chester County. In the second calendar quarter of 2006, unemployment in Chester County was extremely low - at 3.6% - compared to the rest of the Commonwealth, which was at an average of 5.0%. The Bank continues to benefit from this growth as its Chester Heights branch, situated in a prime location in Western Delaware County, has exceeded the Company's deposit and consumer loan projections year after year. Chester County's growth rate is expected to increase even further in the next decade, and some of the communities in Chester County that are experiencing the most rapid growth - East Marlborough Township, New Garden Township and East Goshen - surround the Bank's Chester County branch.

     The Bank experiences strong competition for real estate loans, principally from other savings associations, commercial banks, and mortgage-banking companies. The Bank competes for these and other loans primarily through the interest rates and loan fees it charges, the efficiency and quality of the services it provides borrowers, and the convenient locations of its branch office network.

     The Bank faces strong competition both in attracting deposits and making real estate and commercial loans. Its most direct competition for deposits has historically come from other savings associations, credit unions, and commercial banks located in its market area. This includes many large regional financial institutions which have even greater financial and marketing resources available to them. The ability of the Bank to attract and retain core deposits depends on its ability to provide a competitive rate of return, liquidity, and service convenience comparable to those offered by competing investment opportunities. The Bank's management remains focused on attracting core deposits through its branch network, business development efforts, and commercial business relationships. The Business Development Team works closely with and strongly supports the efforts of the branches, in addition to redesigning more competitive business packages as well as provides SBA lending services to enhance small business deposit products.

     The Bank maintains seven branch offices in Delaware County with deposits totaling $358.8 million at September 30, 2006 and one branch office in Chester County with deposits totaling $19.9 million at September 30, 2006. Based on deposits as of June 30, 2006 (the most recent data used by the FDIC), the Bank's market share in Delaware and Chester Counties was 3.4% and 0.7%, respectively. The Bank believes it has the opportunity to expand its deposit market share in the future.

SUPERVISORY AGREEMENTS

     On February 13, 2006, the Company and the Bank each entered into supervisory agreements with the OTS. The Company and the Bank were required to enter into these agreements primarily to address issues identified in the OTS' report of examination issued in 2005 regarding the Company's and the Bank's operations and financial condition.

     Under the terms of the supervisory agreement between the Company and the OTS, the Company agreed to, among other things, (i) develop and implement a three-year capital plan designed to support the Company's efforts to maintain prudent levels of capital and to reduce its debt-to-equity ratio below 50%; (ii) not incur any additional debt without the prior written approval of the OTS; and
(iii) not repurchase any shares of or pay any cash dividends on its common stock until the Company complied with certain conditions. Upon reducing its debt-to-equity below 50%, the Company may resume the payment of quarterly cash dividends at the lesser of the dividend rate in effect immediately prior to entering into the supervisory agreement ($0.11 per share) or 35% of its consolidated net income (on an annualized basis), provided that the OTS, upon review of prior notice from the Company of the proposed dividend, does not object to payment.

     Under the terms of the supervisory agreement between the Bank and the OTS, the Bank agreed to, among other things, (i) not grow in any quarter in excess of the greater of 3% of total assets (on an annualized basis) or net interest credited on deposit liabilities during such quarter; (ii) maintain its core capital and total risk-based capital in excess of 7.5% and 12.5%, respectively;
(iii) adopt revised policies and procedures governing commercial lending; (iv) conduct periodic reviews of its commercial loan department; (v) conduct periodic internal loan reviews; (vi) adopt a revised asset classification policy; and
(vii) not amend compensatory arrangements with senior executive officers and directors, subject to certain exceptions, without the prior approval of the OTS. As a result of the growth restriction imposed on the Bank, the Company's growth is currently and will continue to be substantially constrained unless and until the supervisory agreements are terminated or modified. As of March 31, 2006 and June 30, 2006, the Bank exceeded the growth limitation contained in the supervisory agreement with the OTS described above. Subsequent to June 30, 2006, the Bank reduced its assets sufficiently to be below the June 30, 2006 limitation. The OTS advised the Bank that it will not take any regulatory action against the Bank provided it will be in compliance with the growth limitation as of September 30, 2006. The Bank complied with the growth restriction at September 30, 2006.

     The Company recently underwent an examination by the OTS. In connection with such examination, the OTS reviewed the Company's and the Bank's compliance with the provisions of the supervisory agreements. Although the Company and the Bank were determined to be in full or partial compliance with substantially all of the provisions of the supervisory agreements, the examination did note a number of areas for improvement with respect to the Bank's loan underwriting, credit analysis and asset classification policies and procedures. In order to strengthen these areas, the Bank intends to hire a Chief Credit Officer. The Bank is aggressively addressing these areas for improvement in its lending operations to be able to be in full compliance with the terms of the supervisory agreements as soon as possible. Except as described above, the Company believes it and the Bank are in material compliance with the supervisory agreements.

     The Company has submitted to and received from the OTS approval of a capital plan, which plan calls for an equity infusion in order to reduce the Company's debt-to-equity ratio below 50%. As part of its capital plan, the Company conducted a private placement of 400,000 shares of common stock, raising gross proceeds of approximately $6.5 million. The net proceeds of approximately $5.8 million will be used to reduce the amount of its outstanding trust preferred securities. The Company intends to use all of the net proceeds to redeem approximately $5.8 million of its trust preferred securities in June 2007. As a result of such redemption, the Company's debt-to-equity ratio will be less than 50%. The Company believes it will be able to resume paying quarterly cash dividends in the quarter ending September 30, 2007. However, no assurances can be given that the Company will satisfy the conditions necessary to resume paying dividends or that the OTS will not object to the resumption of dividends or, if resumed, that the Company will be able to pay dividends at the same rate that it has historically paid or be able to continue to pay dividends. The Company and the Bank will make every effort to have both supervisory agreements terminated or the operating restrictions substantially reduced by the end of fiscal year 2007. However, no assurances can be given that either of such events will occur.

     Although the growth limitations imposed by the supervisory agreements constrain the Bank's ability to implement certain aspects of its business strategy, the Bank will continue to pursue its transition from a traditional residential lender to a community bank. While the supervisory agreements are in effect, the Bank intends to continue:

          - emphasizing higher yielding assets, such as commercial business and real estate loans, as well as further developing fee income and other forms of non-interest income;

          - developing relational deposits, in particular non-interest-bearing checking accounts, with its commercial customers;

          - aggressively reviewing and managing its cost structure in order to improve its financial performance; and

          - enhancing its electronic delivery systems, in particular remote banking, which will enable business customers to expedite check processing, thereby allowing commercial customers faster access to their funds as well as improved cash flow management.

     Following the termination or substantive revision of the operating restrictions in the supervisory agreements, the Company intends to expand its commercial business and real estate loan portfolio and to continue expanding its branch network and diversifying its funding sources.

LENDING ACTIVITIES

     Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated (excluding loans held for sale).

                                                                          SEPTEMBER 30,
                                    -----------------------------------------------------------------------------------------
                                           2006              2005              2004              2003              2002
                                    ----------------  ----------------  ----------------  ----------------  ----------------
                                     AMOUNT      %     AMOUNT      %     AMOUNT      %     AMOUNT      %     AMOUNT      %
                                    --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
                                                                      (Dollars in thousands)
Real estate loans:
   Single-family                    $144,760   42.76% $149,237   46.64% $163,907   50.87% $166,042   55.51% $173,736   57.32%
   Multi-family and commercial        70,439   20.81    69,704   21.78    64,509   20.02    59,022   19.73    60,379   19.92
   Construction and land              38,158   11.27    36,828   11.51    38,078   11.82    28,975    9.69    28,292    9.33
   Home equity loans and lines of
      credit                          59,319   17.52    46,748   14.61    43,621   13.54    33,459   11.19    27,595    9.10
                                    --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
      Total real estate loans        312,676   92.36   302,517   94.54   310,115   96.25   287,498   96.12   290,002   95.67
                                    --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
Consumer:
   Deposit                               170     .05       112     .04       133     .04       112     .04       144     .05
   Unsecured personal loans              538     .16       641     .20       629     .20       547     .18       322     .11
   Other(1)                              667     .20       623     .19       709     .21       779     .26       736     .24
                                    --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
      Total consumer loans             1,375     .41     1,376     .43     1,471     .45     1,438     .48     1,202     .40
                                    --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
Commercial business loans             24,474    7.23    16,085    5.03    10,624    3.30    10,161    3.40    11,919    3.93
                                    --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
      Total loans receivable(2)      338,525  100.00%  319,978  100.00%  322,210  100.00%  299,097  100.00%  303,123  100.00%
                                    --------  ======  --------  ======  --------  ======  --------  ======  --------  ======
Less:
   Loans in process                   12,081            14,614            15,807            10,655            11,384
   Deferred loan origination fees
      and discounts                     (143)              (90)              116                35               605
   Allowance for loan losses           3,367             3,475             2,039             1,986             2,358
                                    --------          --------          --------          --------          --------
      Total loans receivable, net   $323,220          $301,979          $304,248          $286,421          $288,776
                                    ========          ========          ========          ========          ========

----------
(1)  Consists primarily of credit card loans.

(2)  Does not include $1.3 million, $41,000, $172,000, $4.5 million and $501,000 of loans held for sale at September 30, 2006, 2005, 2004, 2003 and 2002, respectively.

     Contractual Principal Repayments. The following table sets forth the scheduled contractual maturities of the Bank's loans held to maturity at September 30, 2006. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank's loan portfolio held to maturity.

                                                            REAL ESTATE LOANS
                                           ---------------------------------------------------   CONSUMER AND
                                                        MULTI-FAMILY                              COMMERCIAL
                                             SINGLE-         AND       CONSTRUCTION                BUSINESS
                                           FAMILY (1)    COMMERCIAL      AND LAND       TOTAL        LOANS        TOTAL
                                           ----------   ------------   ------------   --------   ------------   --------
                                                                       (Dollars in thousands)
Amounts due in:
   One year or less                         $ 12,506       $ 5,302        $38,158     $ 55,966      $12,371     $ 68,337
   After one year through three years         26,992        12,212             --       39,204        3,889       43,093
   After three years through five years       32,456        14,193             --       46,649        3,425       50,074
   After five years through ten years         75,248        17,309             --       92,557        3,625       96,182
   After ten years through fifteen years      29,003        10,059             --       39,062        1,213       40,275
   Over fifteen years                         27,874        11,364             --       39,238        1,326       40,564
                                            --------       -------        -------     --------      -------     --------
      Total (2)                             $204,079       $70,439        $38,158     $312,676      $25,849     $338,525
                                            ========       =======        =======     ========      =======     ========
Interest rate terms on amounts due after
   one year:
   Fixed                                                                              $174,415      $ 8,926     $183,341
   Adjustable                                                                           82,295        4,552       86,847
                                                                                      --------      -------     --------
      Total (2)                                                                       $256,710      $13,478     $270,188
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

                                                                  YEAR ENDED SEPTEMBER 30,
                                                             ---------------------------------
                                                                2006        2005        2004
                                                             ---------   ---------   ---------
                                                                   (Dollars in thousands)
Gross loans at beginning of period(1)                        $ 320,019   $ 322,382   $ 303,595
                                                             ---------   ---------   ---------
Loan originations for investment:
   Real estate:
      Residential                                               16,799      11,235      35,214
      Commercial and multi-family                               23,068      31,689      26,560
      Construction                                              21,743      23,876      28,816
      Home equity and lines of credit                           41,592      33,033      29,133
                                                             ---------   ---------   ---------
         Total real estate loans originated for investment     103,202      99,833     119,723
      Consumer                                                   3,265       3,458       2,695
      Commercial business                                       32,424      26,281      13,734
                                                             ---------   ---------   ---------
         Total loans originated for investment                 138,891     129,572     136,152
Loans originated for resale                                      6,063      13,620       9,671
                                                             ---------   ---------   ---------
         Total originations                                    144,954     143,192     145,823
                                                             ---------   ---------   ---------
Deduct:
   Principal loan repayments and prepayments                  (116,316)   (131,460)   (116,748)
   Transferred to real estate owned                             (2,700)         --        (153)
   Charge-offs                                                  (1,328)       (344)       (321)
   Loans sold in secondary market                               (4,770)    (13,751)     (9,814)
                                                             ---------   ---------   ---------
      Subtotal                                                (125,114)   (145,555)   (127,036)
                                                             ---------   ---------   ---------
Net increase (decrease) in loans(1)                             19,840      (2,363)     18,787
                                                             ---------   ---------   ---------
Gross loans at end of period(1)                              $ 339,859   $ 320,019   $ 322,382
                                                             =========   =========   =========

----------
(1) Includes loans held for sale of $1.3 million, $41,000 and $172,000 at September 30, 2006, 2005 and 2004, respectively.

     The residential lending activities of the Bank are subject to written underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Loan applications may be taken at all of the Bank's branch offices by the branch manager or other designated loan officers. Applications for single-family residential mortgage loans for portfolio retention are obtained predominately through loan originators who are employees of the Bank. The Bank's residential loan originators will take loan applications outside of the Bank's offices at the customer's convenience and are compensated on a commission basis. The Residential Lending Department supervises the process of obtaining credit reports, appraisals and other documentation involved with the origination of a loan. In most cases, the Bank requires that a property appraisal be obtained in connection with all new first mortgage loans. Generally, appraisals are not required on home equity loans below $250,000 because alternative means of valuation are used (i.e., tax assessments, home value estimators). Property appraisals generally are performed by an independent appraiser selected from a list approved by the Bank's Board of Directors. The Bank requires that title insurance (other than with respect to home equity loans) and hazard insurance be maintained on all security properties and that flood insurance be maintained if the property is within a designated flood plain.

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

     Applications for single-family residential mortgage loans which may be originated for resale in the secondary market or loans designated for portfolio retention that conform to the requirements for resale into the secondary market and do not exceed Fannie Mae ("FNMA") or Freddie Mac ("FHLMC") limits are approved by at least one of the following: the Bank's Director of Lending, the Senior Mortgage Loan Underwriter or the Loan Committee (a committee comprised of four directors and the Director of Lending). Residential mortgage loans in excess of FNMA/FHLMC maximum amounts (currently $417,000 for single-family properties) but less than $1.0 million must be approved by the Loan Committee. Commercial and multi-family residential real estate mortgage loans in excess of $250,000 and all construction loans must be approved by the Loan Committee. All mortgage loans in excess of $1.0 million must be approved by the Bank's Board of Directors or the Executive Committee thereof. All mortgage loans which do not require approval by the Board of Directors are submitted to the Board at its next meeting for review and ratification. Home equity loans and lines of credit up to $250,000 can be approved by the Director of Lending, the Vice President of Construction Loans, the Vice President of Residential Lending or the Senior Mortgage Loan Underwriter. Loans in excess of such amount must be approved by the Loan Committee.

     Single-Family Residential Loans. Substantially all of the Bank's single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the Department of Veterans Affairs. The vast majority of the Bank's single-family residential mortgage loans are secured by properties located in Pennsylvania, primarily in Delaware and Chester Counties, and are originated under terms and documentation which permit their sale to FHLMC or FNMA. During fiscal 2006, due to the inverted yield curve, continuing interest rate margin compression, and the unappealing spreads on mortgage-backed securities, the Bank decided to retain $13.8 million of its newly originated 30-year term fixed-rate residential mortgage loans in its portfolio. The Bank will continue to retain its adjustable-rate mortgage loans and shorter term fixed-rate residential mortgage loans. See "- Mortgage-Banking Activities."

     The single-family residential mortgage loans offered by the Bank currently consist of fixed-rate loans, including bi-weekly and balloon loans and adjustable-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortized with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank's fixed-rate loans are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as FHLMC or FNMA, and other purchasers in the secondary mortgage market. The Bank also offers bi-weekly loans under the terms of which the borrower makes payments every two weeks. Although such loans have a 30-year amortization schedule, due to the bi-weekly payment schedule, such loans repay substantially more rapidly than a standard monthly amortizing 30-year fixed-rate loan. The Bank also offers five and seven year balloon loans which provide that the borrower can conditionally renew the loan at the fifth or seventh year at a then to-be-determined interest rate for the remaining 25 or 23 years, respectively, of the amortization period. At September 30, 2006, $127.7 million, or 88.3% of the Bank's single-family residential mortgage loans held in portfolio were fixed-rate loans, including $7.9 million of bi-weekly, fixed-rate residential mortgage loans.

     The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three or five years in accordance with a designated index, such as U.S. Treasury obligations, adjusted to a constant maturity ("CMT"), plus a stipulated margin. The Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a maximum adjustment limit of 6% on any such increase or decrease over the life of the loan. In order to increase the originations of adjustable-rate loans, the Bank has been originating loans which bear a fixed interest rate for a period of three to five years after which they convert to one-year adjustable-rate loans. The Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization. Although the Bank does offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year CMT are underwritten using methods approved by FHLMC or FNMA which require borrowers to be qualified at 2% above the discounted loan rate under certain conditions. The Bank has taken steps to increase the amount of such loans originated in recent years, but with limited interest by consumers due to the low interest rate environment that existed prior to fiscal 2006. At September 30, 2006, $16.9 million, or 11.7%, of the Bank's single-family residential mortgage loans held for portfolio were adjustable-rate loans.

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

     Commercial and Multi-Family Residential Real Estate Loans. During fiscal 2006, the Bank slightly increased its investment in commercial and multi-family residential loans. Such loans are being made primarily to small- and medium-sized businesses located in the Bank's primary market area, a segment of the market that the Bank believes has continued to be underserved in recent years. Loans secured by commercial and multi-family residential real estate amounted to $70.4 million, or 20.8%, of the Bank's total loan portfolio, at September 30, 2006. The Bank's commercial and multi-family residential real estate loans are secured primarily by professional office buildings, small retail establishments, warehouses and apartment buildings (with 36 units or less) located in the Bank's primary market area.

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

     Multi-family residential and commercial real estate lending entails different and significant risks when compared to single-family residential lending because such loans often involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks also can be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. The Bank attempts to minimize its risk exposure by limiting such lending to proven owners, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and periodically monitoring the operation and physical condition of the collateral. See "-Asset Quality - Non-performing Assets" for further discussion of the Bank's non-performing loans.

     Construction Loans. Substantially all of the Bank's construction loans consist of loans for acquisition and development of properties to construct single-family properties extended either to individuals or to selected developers with whom the Bank is familiar to build such properties on a pre-sold or limited speculative basis.

     To a lesser extent, the Bank provides financing for construction to permanent commercial real estate properties. Commercial construction loans have a maximum term of 24 months during the construction period with interest based upon the prime rate published in the Wall Street Journal ("Prime Rate") plus a margin and have LTV ratios of 80% or less of the appraised value of the project upon completion. The loans convert to permanent commercial real estate loans upon completion of construction. With respect to construction loans to individuals, such loans have a maximum term of 12 months, have variable rates of interest based upon the Prime Rate plus a margin and have LTV ratios of 80% or less of the appraised value of the property upon completion and generally do not require the amortization of principal during the term. Upon completion of construction, the borrower is required to refinance the loan although the Bank may be the lender of the permanent loan secured by the property.

     The Bank also provides construction loans (including acquisition and development loans) and revolving lines of credit to developers. The majority of construction loans consists of loans to selected local developers with whom the Bank is familiar and who build single-family dwellings on a pre-sold or, to a significantly lesser extent, on a speculative basis. The Bank generally limits to two the number of unsold units that a developer may have under construction in a project. Such loans generally have terms of 36 months or less, generally have a maximum LTV ratio of 75% of the appraised value of the property upon completion and do not require the amortization of the principal during the term. The loans are made with variable rates of interest based on the Prime Rate plus a margin adjusted on a monthly basis. The Bank also receives origination fees that generally range from 0.5% to 3.0% of the amount of the loan commitment. The borrower is required to fund a portion of the project's costs, the exact amount being determined on a case-by-case basis but usually not less than 25%. Loan proceeds are disbursed by percentage of completion of the cost of the project after inspections indicate that such disbursements are for costs already incurred and which have added to the value of the project. Only interest payments are due during the construction phase and the Bank may provide the borrower with an interest reserve from which it can pay the stated interest due thereon.

     At September 30, 2006, residential construction loans totaled $18.5 million, or 5.5%, of the total loan portfolio, primarily consisting of construction loans to developers. At September 30, 2006, commercial construction loans totaled $967,000, or 0.29%, of the total loan portfolio.

     The Bank also originates ground or land loans to individuals to purchase a property on which they intend to build their primary residences, as well as to developers to purchase lots to build speculative homes at a later date. Such loans have terms of 36 months or less with a maximum LTV ratio of 75% of the lower of appraised value or sale price. The loans are made with variable rates based on the Prime Rate plus a margin. The Bank also receives origination fees, which generally range between 1.0% and 3.0% of the loan amount. At September 30, 2006, land loans (including loans to acquire and develop land) totaled $18.7 million, or 5.5%, of the total loan portfolio.

     Loans to developers include both secured and unsecured lines of credit (which are classified as commercial business loans) with outstanding commitments totaling $730,000. All have personal guarantees of the principals and are cross-collateralized with existing loans. At September 30, 2006, loans outstanding under builder lines of credit totaled $500,000, all of which was unsecured. Such loans are only given to the Bank's most creditworthy long standing customers.

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

     Home Equity Loans and Lines of Credit. Home equity loans and home equity lines of credit are secured by the underlying equity in the borrower's primary residence or, occasionally, other types of real estate. Home equity loans are amortizing loans with fixed interest rates with a maximum term of 15 years while equity lines of credit have adjustable interest rates indexed to the Prime Rate with a term of 10 years and interest-only payments. Generally home equity loans or home equity lines of credit do not exceed $100,000. The Bank's home equity loans and lines of credit generally require combined LTV ratios of 80% or less. Loans with higher LTV ratios are available but with higher interest rates and stricter credit standards. At September 30, 2006, home equity loans and lines of credit amounted to $59.3 million, or 17.5%, of the Bank's total loan portfolio.

     Commercial Business Loans. The Bank has also emphasized in recent periods the growth of its commercial business loan portfolio by granting such loans directly to business enterprises that are located in its market area. The majority of such loans are for less than $1.0 million. The Bank actively targets and markets this product to small-and medium-sized businesses. Applications for commercial business loans are obtained from existing commercial customers, branch and customer referrals, direct inquiry and those that are obtained by our commercial lending officers. As of September 30, 2006, commercial business loans amounted to $24.5 million, or 7.2%, of the Bank's total loan portfolio. The commercial business loans consist of a limited number of commercial lines of credit secured by equipment and securities, some working capital financings secured by accounts receivable and inventory and, to a limited extent, unsecured lines of credit. Commercial business loans originated by the Bank ordinarily have terms of five years or less and fixed rates or adjustable rates tied to the Prime Rate plus a margin.

     Although commercial business loans generally are considered to involve greater credit risk than certain other types of loans, management intends to continue to offer commercial business loans to small- and medium-sized businesses in an effort to better serve our community's needs, obtain core non-interest-bearing deposits and increase the Bank's interest rate spread and improve interest rate sensitivity. See " -Asset Quality" for discussion of the Bank's non-performing and classified assets.

     In the latter part of fiscal 2005, the Bank began to market loans guaranteed by the Small Business Administration. During fiscal 2006, the Bank was approved as an SBA Preferred Lender. As an SBA Preferred Lender, the Bank has earned the privilege of approving SBA Loans without requesting the approval of the SBA prior to closing the loan. All SBA policies and procedures must be followed by the Bank to maintain its Preferred Lender Status. As part of the Company's asset liability strategy, the Bank intends to sell the guaranteed portion of the loan upon loan settlement. In fiscal 2006, the Bank recognized $132,000 from the sale of SBA loans compared to $0 in 2005. Such experience will continue to be leveraged to grow this business line.

     Consumer Lending Activities. The Bank also offers a variety of consumer loans in order to provide a full range of retail financial services to its customers. At September 30, 2006, $1.4 million, or 0.41%, of the Bank's total loan portfolio was comprised of consumer loans. The Bank originates substantially all of such loans in its market area. At September 30, 2006, the Bank's consumer loan portfolio was comprised of credit card, deposit, automobile, unsecured personal loans and other consumer loans. The Bank's credit card program is primarily offered to only the Bank's most creditworthy customers. At September 30, 2006, these loans totaled $652,000, or 0.19%, of the total loan portfolio. Another component of the consumer loan portfolio is unsecured loans amounting to $538,000, or 0.16%, of the Bank's loan portfolio at September 30, 2006.

     Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

     Mortgage-Banking Activities. Due to customer preference for fixed-rate loans, the Bank has continued to originate fixed-rate loans. Long-term (generally 30 years) fixed-rate loans not taken into portfolio for asset/liability purposes are sold into the secondary market. The Bank's net gain on sales of single-family residential loans amounted to $24,000, $93,000 and $54,000 during the fiscal years ended September 30, 2006, 2005 and 2004, respectively. The decrease in net gain on sales for mortgage loans in fiscal 2006 was a result from the Bank's decision to retain 30-year single-family residential loans into its loan portfolio as part of the Bank's asset/liability strategy. Gains on sales of loans held for sale slightly increased in fiscal 2005; however, the Bank continued to experience a slowdown in 2006 in the refinancing market in 30-year residential loans. The Bank did not have any single-family residential loans held for sale at September 30, 2006 and 2005.

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

                                                        SEPTEMBER 30,
                                                 ---------------------------
                                                   2006      2005      2004
                                                 -------   -------   -------
                                                    (Dollars in thousands)
Loans originated by the Bank and serviced for:
   FNMA                                          $   544   $   595   $   673
   FHLMC                                          50,290    54,457    49,849
   Others                                            311       326       340
                                                 -------   -------   -------
      Total loans serviced for others            $51,145   $55,378   $50,862
                                                 =======   =======   =======

     The Bank receives fees for servicing mortgage loans, which generally amount to 0.25% per annum on the declining principal balance of mortgage loans. Such fees serve to compensate the Bank for the costs of performing the servicing function. Other sources of loan servicing revenues include late charges. The Bank retains a portion of funds received from borrowers on the loans it services for others in payment of its servicing fees received on loans serviced for others. For fiscal years ended September 30, 2006, 2005 and 2004, the Bank earned gross fees of $139,000, $133,000 and $132,000, respectively, from loan servicing.

     Loans-to-One Borrower Limitations. Regulations impose limitations on the aggregate amount of loans that a savings institution could make to any one borrower, including related entities. Under such regulations, the permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 2006, the Bank's five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $4.0 million to $6.6 million. The Bank's loans-to-one borrower limit was $7.5 million at such date.

ASSET QUALITY

     General. As a part of the Bank's ongoing efforts to improve its asset quality, it has developed and implemented an asset classification system. All of the Bank's assets are subject to review under the classification system, but particular emphasis is placed on the review of multi-family residential and commercial real estate loans, construction loans and commercial business loans. All assets of the Bank are periodically reviewed and the classification recommendations submitted to the Asset Quality Review Committee. The Asset Quality Review Committee is composed of the President and Chief Executive Officer, the Chief Financial Officer, the Director of Lending, the Vice President of Loan Administration, the Internal Auditor and the Vice President of Construction Lending and meets at least monthly. All assets are placed into one of the five following categories: pass, special mention, substandard, doubtful and loss. During fiscal 2006, a rating system was created and implemented grading assets as follows: 1-6 as pass, 7 as special mention and 8, 9 and 10 as an adverse classification (substandard, doubtful and loss, respectively). Loans classified as "pass" are then placed into one of the six grades based on objective criteria of credit underwriting. See "- Non-Performing Assets" and "- Other Classified Assets" for a discussion of certain of the Bank's assets which have been classified as substandard and regulatory classification standards generally.

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

                                   AT SEPTEMBER 30, 2006           AT SEPTEMBER 30, 2005
                               -----------------------------   -----------------------------
                               30 TO 59 DAYS   60 TO 89 DAYS   30 TO 59 DAYS   60 TO 89 DAYS
                               -------------   -------------   -------------   -------------
Real estate loans:
   Single-family residential       $   --           $  3            $ --            $435
   Construction loans                  --             --              22              --
   Home equity                        362             29             189               5
Consumer loans                         33              3               8               6
Commercial business loans             927             98             676              19
                                   ------           ----            ----            ----
   Total                           $1,322           $133            $895            $465
                                   ======           ====            ====            ====

     Non-performing Assets. The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated.

                                                                  SEPTEMBER 30,
                                                  --------------------------------------------
                                                   2006     2005       2004     2003     2002
                                                  ------   ------     ------   ------   ------
                                                             (Dollars in thousands)
Non-performing loans:
   Single-family residential                      $  189   $  378     $  623   $  688   $1,237
   Commercial and multi-family(1)                     --    3,337(2)      --      381    2,386
   Construction(3)                                    --       --        770       --       --
   Home equity and lines of credit                    47       60        243       --       --
   Consumer                                            4        5          6       16       19
   Commercial business                                26      500(2)      --      268      138
                                                  ------   ------     ------   ------   ------
      Total non-accrual loans                        266    4,280      1,642    1,353    3,780
                                                  ------   ------     ------   ------   ------
Accruing loans more than 90 days delinquent (4)       11      772        391      203    1,358
                                                  ------   ------     ------   ------   ------
      Total non-performing loans                     277    5,052      2,033    1,556    5,138
                                                  ------   ------     ------   ------   ------
Real estate owned                                  2,450      760      1,229    1,420      248
                                                  ------   ------     ------   ------   ------
      Total non-performing assets                 $2,727   $5,812     $3,262   $2,976   $5,386
                                                  ======   ======     ======   ======   ======
Total non-performing loans
   as a percentage of gross loans receivable(5)     0.08%    1.65%      0.66%    0.53%    1.76%
                                                  ======   ======     ======   ======   ======
Total non-performing assets
   as a percentage of total assets                  0.52%    1.12%      0.57%    0.53%    1.04%
                                                  ======   ======     ======   ======   ======

----------
(1) Consists of one loan at September 30, 2005 which became real estate owned during fiscal 2006, one loan at September 30, 2003, and three loans at September 30, 2002 (all of which became real estate owned during fiscal
     2003).

(2) Loans extended to the same borrower. The commercial business loan to the borrower was charged off in full in connection with the transfer to real estate owned of the property in 2006.

(3) Consists of one single-family residential construction loan at September 30, 2004.

(4) Consists of three credit card accounts at September 30, 2006, four loans at September 30, 2005 of which a $770,000 construction loan returned to current status subsequent to September 30, 2005, six loans at September 30, 2004, two loans at September 30, 2003, and one commercial real estate loan at September 30, 2002 which returned to current status subsequent to September 30, 2002.

(5) Includes loans receivable and loans held for sale, less construction and land loans in process and deferred loan origination fees and discounts.

     The $189,000 of non-performing single-family residential loans at September 30, 2006 consisted of four loans with principal balances ranging from $4,000 to $114,000, with an average balance of approximately $47,300. Included within the four loans is one loan of $61,000 to a credit impaired borrower.

     The $47,000 of non-performing home equity and lines of credit at September 30, 2006 consisted of one loan.

     Loans 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule amounted to $0 and $770,000 at September 30, 2006 and 2005, respectively.

     At September 30, 2006, the $2.4 million of real estate owned consisted of a commercial real estate property. During the second quarter of fiscal 2006, the Company transferred to real estate owned a restaurant located in Chesapeake City, Maryland secured by a $3.3 million commercial real estate loan as a result of the Company taking possession of the property. The Company also had a $500,000 commercial business loan outstanding in connection with this loan relationship. As a result of the transfer of the property to real estate owned at its approximate fair value of $2.7 million and the charge-off of the commercial business loan, the Company charged off $1.1 million against the allowance for loan losses in the quarter ended March 31, 2006. The Company is actively marketing the property for sale but believes that, due to the unique nature of the property as a waterfront restaurant, it may take an extended period to sell the property. In addition, the Company anticipates that certain repairs and improvements will be necessary to improve the property's marketability, a significant portion of which will be capitalized. Management currently estimates the total of such costs to range between $500,000 and $700,000, a portion of which will be charged in the period incurred.

     The increase in real estate owned was offset, in part, by the sale of a residential home residing on the commercial property which was carried at a value of $250,000 and resulted in a pre-tax gain of $20,000. In addition, during the second quarter of fiscal 2006, a commercial property in which the Company held a 25% participation interest in a golf facility was sold with a carrying value of $760,000 resulted in a pre-tax gain of $158,000.

     Other Classified Assets. Federal banking regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are four classifications for problem assets: "substandard," "doubtful," "loss" and "special mention." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

     In connection with the recent OTS examination, the Company reviewed its asset classifications resulting in a substantial increase in its criticized and classified assets. At September 30, 2006, the Bank had $11.7 million of assets classified as substandard, no assets classified as either doubtful or loss, and $8.2 million identified as special mention. A substantial majority of the assets classified as substandard consists of commercial business and commercial real estate loans.

     Allowance for Loan Losses. The Bank's policy is to establish reserves for estimated losses on delinquent loans when it determines that losses are probable. The allowance for losses on loans is maintained at a level believed by management to cover all known and inherent losses in its loan portfolio. Management's analysis of the adequacy of the allowance is based on an evaluation of the loan portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. However, in fiscal 2006, the level of allowance for loan losses increased due to the Bank's evaluation of its estimate including, among other things, implementation of refinements to its rating system, an analysis of delinquency trends, non-performing loan trends, the levels of charge-offs and recoveries, the increased levels of classified and special mention assets, prior loss experience, total loans outstanding, the volume of loan originations in commercial real estate and business loans, the type, average size, terms and geographic location and concentration of loans held by the Company, the value and the nature of the collateral securing loans, the number of loans requiring heightened management oversight, general economic conditions, particularly as they relate to the Company's primary market area, trends in market rates of interest as well as extensive discussions with the OTS examination staff in connection with the examination. The Company's primary banking regulator periodically reviews the Company's allowance for loan losses as an integral part of the examination. As shown in the table below, at September 30, 2006, the Bank's allowance for loan losses amounted to 1,215.6% and 1.0 % of the Bank's non-performing loans and gross loans receivable, respectively.

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

                                                               YEAR ENDING SEPTEMBER 30,
                                                  --------------------------------------------------
                                                     2006         2005      2004      2003     2002
                                                  ---------      ------   -------   -------   ------
                                                                (Dollars in thousands)
Allowance for loan losses, beginning of period    $   3,475      $2,039   $ 1,986   $ 2,358   $2,181
Charged-off loans:
   Single-family residential                            (50)        (26)       --       (50)    (317)
   Multi-family and commercial                         (637)(1)      --       (62)     (941)      --
   Consumer and commercial business                    (641)(1)    (318)     (259)     (111)     (56)
                                                  ---------      ------   -------   -------   ------
      Total charged-off loans                        (1,328)       (344)     (321)   (1,102)    (373)
                                                  ---------      ------   -------   -------   ------
Recoveries on loans previously charged off:
   Single-family residential                             --          --        35         4        1
   Multi-family and commercial                            3          --        32        --       --
   Consumer and commercial business                      11          --         7        11        9
                                                  ---------      ------   -------   -------   ------
      Total recoveries                                   14          --        74        15       10
                                                  ---------      ------   -------   -------   ------

Net loans charged-off                                (1,314)       (344)     (247)   (1,087)    (363)
Provision for loan losses                             1,206       1,780       300       715      540
                                                  ---------      ------   -------   -------   ------
Allowance for loan losses, end of period          $   3,367      $3,475   $ 2,039   $ 1,986   $2,358
                                                  =========      ======   =======   =======   ======

Net loans charged-off to average loans
   outstanding(2)                                      0.42%       0.11%     0.08%     0.37%    0.13%
                                                  =========      ======   =======   =======   ======
Allowance for loan losses to gross loans
   receivable(2)                                       1.03%       1.14%     0.67%     0.68%    0.81%
                                                  =========      ======   =======   =======   ======
Allowance for loan losses to total
   non-performing loans                            1,215.61%      68.79%   100.30%   127.63%   45.89%
                                                  =========      ======   =======   =======   ======
Net loans charged-off to allowance for loan
   losses                                             39.44%       9.90%    12.11%    54.73%   15.39%
                                                  =========      ======   =======   =======   ======
Recoveries to charge-offs                              1.05%       0.00%    23.05%     1.36%    2.68%
                                                  =========      ======   =======   =======   ======

----------
(1) The charge-off in multi-family and commercial loans as well as a $500,000 charge-off in consumer and commercial business loans was related to the commercial property transferred to real estate owned discussed above.

(2) Gross loans receivable and average loans outstanding include loans receivable as well as loans held for sale, less construction and land loans in process and deferred loan origination fees and discounts.

     The following table presents the Bank's allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated:

                                                                        SEPTEMBER 30,
                           -------------------------------------------------------------------------------------------------------
                                   2006                 2005                 2004                 2003                 2002
                           -------------------  -------------------  -------------------  -------------------  -------------------
                                    % OF LOANS           % OF LOANS           % OF LOANS           % OF LOANS           % OF LOANS
                                     IN EACH              IN EACH              IN EACH              IN EACH              IN EACH
                                   CATEGORY TO          CATEGORY TO          CATEGORY TO          CATEGORY TO          CATEGORY TO
                           AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS
                           ------  -----------  ------  -----------  ------  -----------  ------  -----------  ------  -----------
                                                                    (Dollars in thousands)
Single-family residential  $  326     42.76%    $  695     45.85%    $  700     50.87%    $  733     55.51%    $  815     57.32%
Commercial and multi-
   family residential       1,346     20.81      1,888     22.61        446     20.02        317     19.73        767     19.92
Construction and land         129     11.27        383     11.50        467     11.82        329      9.69        304      9.33
Home equity                   122     17.52         62     14.60         57     13.54         34     11.19         40      9.10
Consumer                       85       .41         10       .42         11       .46         10       .48         10       .40
Commercial business         1,072      7.23        370      5.02         70      3.29        132      3.40         86      3.93
Unallocated                   287        --         67        --        288        --        431        --        336        --
                           ------    ------     ------    ------     ------    ------     ------    ------     ------    ------
   Total allowance for
      loan losses          $3,367    100.00%    $3,475    100.00%    $2,039    100.00%    $1,986    100.00%    $2,358    100.00%
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

     FHLMC is a public corporation chartered by the U.S. Government. FHLMC issues participation certificates backed principally by conventional mortgage loans. FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because FHLMC and FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by Federal Housing Administration ("FHA") insured and the Department of Veterans Affairs ("VA") guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because FHLMC, FNMA and GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs which is currently $417,000 (for single-family dwellings).

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

     Mortgage-related securities generally bear yields which are less than those of the loans which underlie such securities because of their payment guarantees or credit enhancements which reduce credit risk to nominal levels. However, mortgage-related securities are more liquid than individual mortgage loans and may be used to collateralize certain obligations of the Bank. At September 30, 2006, $22.2 million of the Bank's mortgage-related securities were pledged to secure various obligations of the Bank, treasury tax and loan processing and as collateral for certain municipal deposits.

     The Bank's mortgage-related securities are classified as either "held to maturity" or "available for sale" based upon the Bank's intent and ability to hold such securities to maturity at the time of purchase, in accordance with GAAP. As of September 30, 2006, the Bank had an aggregate of $108.4 million, or 13.4%, of total assets invested in mortgage-related securities, net, of which $38.4 million was held to maturity and $70.0 million was available for sale. The Company's investment strategy is to maintain the portfolio to complement the asset-liability structure of the Company. The Company's strategy during fiscal 2006 was to reinvest its cash flows into the loan portfolio as well as to assist the Bank in controlling its asset growth as required by the terms of the supervisory agreement. See "- Supervisory Agreements". The mortgage-related securities of the Bank which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a level yield method, while mortgage-related securities available for sale are carried at the current fair value. See Notes 2 and 4 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

     The following table sets forth the composition of the Bank's available for sale (at fair value) and held to maturity (at amortized cost) mortgage-related securities portfolios at the dates indicated.

                                                                SEPTEMBER 30,
                                                       -------------------------------
                                                         2006        2005        2004
                                                       -------     -------     -------
                                                            (Dollars in thousands)
Available for sale:
Mortgage-backed securities:
   FHLMC                                               $ 7,224     $    53     $ 5,811
   FNMA                                                 27,597      23,180      42,861
   GNMA                                                  2,906       3,920       1,270
                                                       -------     -------     -------
      Total mortgage-backed securities                  37,727      27,153      49,942
                                                       -------     -------     -------
Collateralized mortgage obligations:
   FHLMC                                                 5,582       3,514      15,649
   FNMA                                                  3,231       3,951       6,543
   Other                                                23,490(1)   32,909(2)   25,486(3)
                                                       -------     -------     -------
      Total collateralized mortgage obligations         32,303      40,374      47,678
                                                       -------     -------     -------
   Total mortgage-related securities                   $70,030     $67,527     $97,620
                                                       =======     =======     =======
Held to maturity:
Mortgage-backed securities:
   FHLMC                                               $14,376     $17,267     $16,226
   FNMA                                                 23,826      29,084      20,613
                                                       -------     -------     -------
      Total mortgage-backed securities                  38,202      46,351      36,839
                                                       -------     -------     -------
Collateralized mortgage obligations:
   FNMA                                                    153         303         524
                                                       -------     -------     -------
      Total collateralized mortgage obligations            153         303         524
                                                       -------     -------     -------
   Total mortgage-related securities, amortized cost   $38,355     $46,654     $37,363
                                                       =======     =======     =======
   Total fair value(4)                                 $37,163     $45,679     $37,312
                                                       =======     =======     =======

----------
(1) Includes "AAA" rated securities of AMAC, Bank of America, Countrywide Home Loans, Credit Suisse First Boston, GSR, MastrAsset, Structured Asset Securities, Washington Mutual and Wells Fargo with book values of $3.6 million, $429,000, $2.6 million, $1.4 million, $1.2 million, $2.0 million, $604,000, $4.7 million and $7.5 million, respectively, and fair values of $3.5 million, $426,000, $2.5 million, $1.4 million, $1.2 million, $1.9 million, $602,000, $4.6 million and $7.3 million, respectively

(2) Includes "AAA" rated securities of AMAC, Credit Suisse First Boston, Countrywide Home Loans, First Horizon, GSR, MastrAsset, Washington Mutual and Wells Fargo with book values of $4.3 million, $1.7 million, $2.9 million, $4.4 million, $1.3 million, $3.1 million, $5.4 million, and $8.2 million, respectively, and fair values of $4.3 million, $1.6 million, $3.0 million, $4.3 million, $1.3 million, $3.1 million, $5.5 million, and $8.4 million, respectively.

(3) Includes "AAA" rated securities of Countrywide Home Loans, Washington Mutual, AMAC, First Horizon and Mastr Asset with book values of $5.2 million, $4.7 million, $2.0 million, $ 4.9 million and $4.0 million, respectively, and fair values of $5.2 million, $4.7 million, $1.9 million, $4.9 million and $4.1 million, respectively.

(4)  See Note 4 of the Notes to Consolidated Financial Statements set forth in
     Item 8 hereof.

     The following table sets forth the purchases, sales and principal repayments of the Bank's mortgage-related securities for the periods indicated.

                                                            YEAR ENDED SEPTEMBER 30,
                                                         ------------------------------
                                                           2006       2005       2004
                                                         --------   --------   --------
                                                             (Dollars in thousands)
Mortgage-related securities, beginning of period(1)(2)   $114,181   $134,983   $128,143
                                                         --------   --------   --------
Purchases:
   Mortgage-backed securities - available for sale         18,353     23,532     11,106
   Mortgage-backed securities - held to maturity               --     18,591     37,856
   CMOs - available for sale                                   --     18,402     11,222
Sales:
   Mortgage-backed securities - available for sale             --    (31,758)    (7,073)
   CMOs - available for sale                               (1,708)   (10,806)        --
Repayments and prepayments:
   Mortgage-backed securities                             (15,509)   (22,802)   (23,006)
   CMOs                                                    (6,410)   (14,314)   (21,262)
Decrease in net premium                                      (242)      (643)      (787)
Change in net unrealized loss on mortgage-related
   securities available for sale                             (280)    (1,004)    (1,216)
                                                         --------   --------   --------
Net increase (decrease) in mortgage-related securities     (5,796)   (20,802)     6,840
                                                         --------   --------   --------
Mortgage-related securities, end of period(1) (2)        $108,385   $114,181   $134,983
                                                         ========   ========   ========

----------
(1) Includes both mortgage-related securities available for sale and held to maturity.

(2) Calculated at amortized cost for securities held to maturity and at fair value for securities available for sale.

     At September 30, 2006, the estimated weighted average maturity of the Bank's fixed-rate mortgage-related securities was approximately 3.6 years. The actual maturity of a mortgage-backed security is generally less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the securities, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rates of the underlying mortgages exceed the prevailing market interest rates offered for mortgage loans, refinancings generally increase and accelerate the prepayment rate of the underlying mortgages and the related securities. Conversely, during periods of increasing mortgage interest rates, if the coupon rates of the underlying mortgages are less than the prevailing market interest rates offered for mortgage loans, refinancings generally decrease and decrease the prepayment rate of the underlying mortgages and the related securities. During fiscal 2006 and 2005, the Company experienced lower prepayment speeds and refinancing activity as interest rates offered for mortgage loans in the marketplace increased during these time periods.

     Investment Securities. The following table sets forth information regarding the carrying and fair value of the Company's investment securities, both held to maturity and available for sale, at the dates indicated.

                                                   AT SEPTEMBER 30,
                             ------------------------------------------------------------
                                    2006                 2005                 2004
                             ------------------   ------------------   ------------------
                             CARRYING     FAIR    CARRYING     FAIR    CARRYING     FAIR
                               VALUE     VALUE      VALUE     VALUE      VALUE     VALUE
                             --------   -------   --------   -------   --------   -------
                                                (Dollars in thousands)
FHLB stock                    $ 6,233   $ 6,233    $ 9,499   $ 9,499    $ 9,827   $ 9,827
U.S. Government and agency
   obligations
   1 to 5 years                 1,976     1,976         --        --     14,495    14,495
   5 to 10 years                   --        --      1,979     1,979         --        --
Municipal obligations          13,365    13,376     16,502    16,530     15,641    15,691
Corporate bonds                10,769    10,769     12,036    12,032     16,101    16,134
Mutual funds                    8,952     8,952      8,593     8,593     13,804    13,804
Asset-backed securities            --        --        593       593      1,197     1,197
Preferred stocks                   --        --         --        --      3,900     3,900
Other equity investments        1,581     1,581      1,582     1,582      3,764     3,764
                              -------   -------    -------   -------    -------   -------
   Total                      $42,876   $42,887    $50,784   $50,808    $78,729   $78,812
                              =======   =======    =======   =======    =======   =======

     At September 30, 2006, the Company had an aggregate of $42.9 million, or
8.2 %, of its total assets invested in investment securities, of which $6.2 million consisted of FHLB stock, $33.4 million was investment securities available for sale and $3.3 million investment securities held to maturity. Included in U.S. Government and agency obligations is a callable bond with a remaining term of approximately six years. The Bank's investment securities (excluding mutual funds, equity securities and FHLB stock) had a weighted average maturity to the call date of 3.8 years and a weighted average yield of 5.38%.

SOURCES OF FUNDS

     General. The Bank's principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through the Bank's branch offices. The Bank also derives funds from contractual payments and prepayments of outstanding loans and mortgage-related securities, from sales of loans, from maturing investment securities and from advances from the FHLBank Pittsburgh and other borrowings. Loan repayments are a relatively stable source of funds, while deposits inflows and outflows are significantly influenced by general interest rates and money market conditions. The Bank uses borrowings to supplement its deposits as a source of funds.

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

     The Bank has been competitive in the types of accounts and interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. During fiscal 2006 and 2005, the Bank slightly increased deposits, primarily in certificate of deposits, due to competitively pricing its jumbo certificates of deposit causing a decline in its core deposits driven by the increases in short-term interest rates. Core deposits amounted to $172.9 million or 48.2% of the Bank's total deposits at September 30, 2006.

     The following table shows the distribution of, and certain information relating to, the Bank's deposits by type of deposit as of the dates indicated.

                                                  SEPTEMBER 30,
                          ------------------------------------------------------------
                                 2006                 2005                 2004
                          ------------------   ------------------   ------------------
                           AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                          --------   -------   --------   -------   --------   -------
                                             (Dollars in thousands)
Passbook                  $ 41,708    11.62%   $ 47,139    13.48%   $ 51,371    14.90%
MMDA                        40,591    11.31      45,753    13.08      51,682    14.98
NOW                         73,356    20.45      65,688    18.79      55,864    16.20
Certificates of deposit    185,929    51.82     173,113    49.50     164,917    47.82
Non-interest-bearing        17,232     4.80      18,001     5.15      21,046     6.10
                          --------   ------    --------   ------    --------   ------
   Total deposits         $358,816   100.00%   $349,694   100.00%   $344,880   100.00%
                          ========   ======    ========   ======    ========   ======

     The following table sets forth the net savings flows of the Bank during the periods indicated

                                                YEAR ENDED SEPTEMBER 30,
                                               --------------------------
                                                2006     2005      2004
                                               ------   ------   --------
                                                 (Dollars in thousands)
(Decrease) increase before interest credited   $1,134   $ (650)  $(22,744)
Interest credited                               7,988    5,464      5,019
                                               ------   ------   --------
Net savings increase (decrease)                $9,122   $4,814   $(17,725)
                                               ======   ======   ========

     The following table sets forth maturities of the Bank's certificates of deposit of $100,000 or more at September 30, 2006 and 2005 by time remaining to maturity (amounts in thousands).

                                          SEPTEMBER 30,
                                        -----------------
                                          2006      2005
                                        -------   -------
Three months or less                    $24,188   $13,484
Over three months through six months      6,089     7,916
Over six months through twelve months    12,424     9,748
Over twelve months                       17,376    18,927
                                        -------   -------
                                        $60,077   $50,075
                                        =======   =======

     The following table presents, by various interest rate categories, the amount of certificates of deposit at September 30, 2006 and 2005 and the amounts at September 30, 2006 which mature during the periods indicated.

                                                            AMOUNTS AT SEPTEMBER 30, 2006
                                SEPTEMBER 30,                      MATURING WITHIN
                             -------------------   -----------------------------------------------
                               2006       2005     ONE YEAR   TWO YEARS   THREE YEARS   THEREAFTER
                             --------   --------   --------   ---------   -----------   ----------
                                                     (Dollars in thousands)
Certificates of Deposit
   2.0% or less              $    174   $ 18,651   $    172    $     2       $   --       $   --
   2.01% to 3.0%               11,571     44,489     10,937        634           --           --
   3.01% to 4.0%               62,755     91,595     39,643     14,400        4,805        3,907
   4.01% to 5.0%               64,366     15,262     39,063     20,717          861        3,725
   5.01% to 6.0%               47,063      3,116     28,964     18,099           --           --
                             --------   --------   --------    -------       ------       ------
Total certificate accounts   $185,929   $173,113   $118,779    $53,852       $5,666       $7,632
                             ========   ========   ========    =======       ======       ======

     The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

                                                        SEPTEMBER 30,
                                ------------------------------------------------------------
                                       2006                 2005                 2004
                                ------------------   ------------------   ------------------
                                           AVERAGE              AVERAGE              AVERAGE
                                 AVERAGE     RATE     AVERAGE     RATE     AVERAGE     RATE
                                 BALANCE     PAID     BALANCE     PAID     BALANCE     PAID
                                --------   -------   --------   -------   --------   -------
                                                   (Dollars in thousands)
Passbook accounts               $ 45,673    0.94%    $ 50,574    0.94%    $ 50,206    0.94%
MMDA accounts                     42,966    2.13       51,284    1.49       53,054    1.14
Certificates of deposit          178,878    3.66      166,179    2.81      169,834    2.68
NOW accounts                      67,254    1.03       61,051    0.65       55,115    0.52
Non-interest-bearing deposits     17,600      --       19,988      --       19,598      --
                                --------    ----     --------    ----     --------    ----
   Total deposits               $352,371    2.43%    $349,076    1.81%    $347,807    1.70%
                                ========    ====     ========    ====     ========    ====

     Borrowings. The Bank may obtain advances from the FHLBank Pittsburgh upon the security of the common stock it owns in the FHLB and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. At September 30, 2006, the Bank had $107.2 million in outstanding FHLB advances and overnight borrowings. The FHLB advances have certain call features whereby the FHLBank Pittsburgh can call the borrowings after the expiration of certain time frames. The time frames on the callable borrowings are within 12 months. Note 9 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

     The following table sets forth certain information regarding the Bank's FHLB advances for the periods indicated.

                                                     SEPTEMBER 30,
                                                ----------------------
                                                    2006       2005
                                                  --------   --------
                                                (Dollars in thousands)
FHLB advances
   Average balance outstanding for the period     $108,247   $160,265
   Maximum outstanding at any month end            116,457    167,886
   Balance outstanding at end of the period        107,153    113,170
   Average interest rate for the period               5.46%      4.79%
   Interest rate at the end of the period             5.46%      5.19%

     In addition, the Company participated in junior subordinated debentures aggregating $21.5 million at September 30, 2006 held by statutory trusts that issued trust preferred securities comprising of $13.5 million in fixed-rate preferred securities and $8.0 million in floating-rate preferred securities. With the receipt of net proceeds from the private placement offering, the Company intends to redeem a significant portion of the floating-rate preferred securities. Due to the timing of this offering, the Company will not be able to partially redeem these preferred securities before June 8, 2007. See Note 16 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

SUBSIDIARIES

     The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, service corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. It may invest essentially unlimited amounts in subsidiaries deemed operating subsidiaries that can only engage in activities that the Bank is permitted to engage in. Under such limitations, as of September 30, 2006, the Bank was authorized to invest up to approximately $10.5 million in the stock of, or loans to, service corporations. As of September 30, 2006, the net book value of the Bank's investment in stock, unsecured loans, and conforming loans to its service corporations was $65,000.

     At September 30, 2006, in addition to the Bank, the Company has four indirect active subsidiaries: FKF Management Corp., Inc., State Street Services Corp., First Chester Services, Inc., and First Pointe, Inc.

     FKF Management Corp., Inc., a Delaware corporation, is a wholly owned operating subsidiary of the Bank established in 1997 for the purpose of managing certain assets of the Bank. Assets under management totaled $159.3 million at September 30, 2006 and were comprised principally of investment and mortgage-related securities.

     State Street Services Corp. is a wholly owned subsidiary of the Bank established in 1999 for the purpose of offering a full array of insurance products through its ownership of a 51% interest in First Keystone Insurance Services, LLC ("First Keystone Insurance"). First Keystone Insurance's financial data is consolidated into the Company's financial statements. Total assets for First Keystone Insurance were $134,000 and $280,000 at September 30, 2006 and 2005, respectively. Total liabilities for First Keystone Insurance were $32,000 and $248,000 at September 30, 2006 and 2005, respectively. Net income for the years ending September 30, 2006 and 2005 was $69,000 and $53,000, respectively.

     First Chester Services, Inc. and First Pointe, Inc. are wholly owned subsidiaries which were reactivated to manage a real estate owned parcel and other assets related to the real estate owned parcel.

     EMPLOYEES

     The Bank had 104 full-time employees and 24 part-time employees as of September 30, 2006. None of these employees is represented by a collective bargaining agreement. The Bank believes that it enjoys excellent relations with its personnel.

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

     Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings association or savings and loan holding company or substantially all of the assets thereof;
(ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary; (iii) acquiring through a merger, consolidation or purchase of assets of another savings institution (or holding company thereof) or acquiring all or substantially all of the assets of another savings institution (or holding company thereof) without prior OTS approval; or
(iv) acquiring control of an uninsured institution except with the prior approval of the Director of the OTS. No director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

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

     The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" ("RPAF"). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the SEC in regulations promulgated thereby) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to stockholders which will become effective, due to a recent extension of the compliance period by the SEC, for the fiscal year ending September 30, 2008. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

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

     Insurance of Accounts. The deposits of the Bank are insured to the maximum extent permitted by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation ("FDIC"), and are backed by the full faith and credit of the U. S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action.

     Each FDIC insured institution is assigned to one of three capital groups which are based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates during the first six months of 2006 ranging from zero for well capitalized, healthy institutions, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

     In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the SAIF. The assessment rate for the third quarter of 2006 was .0106% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

     DEPOSIT INSURANCE REFORM. On February 8, 2006, President George W. Bush signed into law legislation that merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund, eliminated any disparities in bank and thrift risk-based premium assessments, reduced the administrative burden of maintaining and operating two separate funds and established certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gave the FDIC greater discretion to identify the relative risks all institutions present to the Deposit Insurance Fund and set risk-based premiums.

     Major provisions in the legislation include:

     - merging the Savings Association Insurance Fund and Bank Insurance Fund, which became effective March 31, 2006;

     - maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000. Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011;

     - providing the FDIC with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions;

     - providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996, which may be used to offset future premiums with certain limitations; and

     - requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.5%).

     Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%, which will be reviewed annually. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based upon supervisory and capital evaluations. Beginning in 2007, well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution's individual CAMELS component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively. The Bank anticipates that it will be able to partially offset its deposit insurance premium for 2007 with the special assessment credit.

     Capital requirements. The OTS capital requirements consist of a "tangible capital requirement," a "leverage capital requirement" and a "risk-based capital requirement." The Office of Thrift Supervision is authorized to impose capital requirements in excess of those standards on individual institutions on a case-by-case basis. Under these requirements, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4% (3% if the association receives the OTS's highest rating) of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets, with only a limited exception for purchased mortgage servicing rights

("PMSRs"). Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). In addition, under the Prompt Corrective Action provisions of the OTS regulations, all but the most highly rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. See "- Prompt Corrective Action." At September 30, 2006, the Bank did not have any investment in subsidiaries engaged in impermissible activities and required to be deducted from its capital calculation.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") granted the OTS the authority to prescribe rules for the amount of PMSRs that may be included in a savings association's regulatory capital and required that the value of readily marketable PMSRs included in the calculation of a savings association's regulatory capital not exceed 90% of fair market value and that such value be determined at least quarterly. Under OTS regulations, (i) PMSRs do not have to be deducted from tangible and core regulatory capital, provided that they do not exceed 50% of core capital, (ii) savings associations are required to determine the fair market value and to review the book value of their PMSRs at least quarterly and to obtain an independent valuation of PMSRs annually, (iii) savings associations that desire to include PMSRs in regulatory capital may not carry them at a book value under GAAP that exceeds the discounted value of their future net income stream and
(iv) for purposes of calculating regulatory capital, the amount of PMSRs reported as balance sheet assets should amount to the lesser of 90% of their fair market value, 90% of their original purchase price or 100% of their remaining unamortized book value. At September 30, 2006, the Bank did not have any PMSRs.

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

     Under the terms of the supervisory agreement between the Bank and the OTS, the Bank agreed to maintain its core capital and total risk-based capital in excess of 7.5% and 12.5%, respectively. At September 30, 2006, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 9.2%, 9.2% and 14.9%, respectively. See " Supervisory Agreements" and Note 11 to the Notes to Consolidated Financial Statements included set forth in Item 8 hereof.

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

     The following is a reconciliation of the Bank's equity determined in accordance with GAAP to regulatory tangible, core and risk-based capital at September 30, 2006, 2005 and 2004.

                                      SEPTEMBER 30, 2006                SEPTEMBER 30, 2005                SEPTEMBER 30, 2004
                               -------------------------------   -------------------------------   -------------------------------
                               TANGIBLE     CORE    RISK-BASED   TANGIBLE     CORE    RISK-BASED   TANGIBLE     CORE    RISK-BASED
                                CAPITAL   CAPITAL     CAPITAL     CAPITAL   CAPITAL     CAPITAL     CAPITAL   CAPITAL     CAPITAL
                               --------   -------   ----------   --------   -------   ----------   --------   -------   ----------
                                                                      (Dollars in thousands)
GAAP equity                     $47,771   $47,771     $47,771     $45,606   $45,606     $45,606     $46,535   $46,535     $46,535
General valuation allowances         --        --       3,367          --        --       3,202          --        --       1,765
                                -------   -------     -------     -------   -------     -------     -------   -------     -------
   Total regulatory capital      47,771    47,771      51,138      45,606    45,606      48,808      46,535    46,535      48,300
Minimum capital requirement       7,829    20,819      27,385       7,732    20,619      25,800       8,500    22,667      26,540
                                -------   -------     -------     -------   -------     -------     -------   -------     -------
Excess                          $39,942   $26,952     $23,753     $37,874   $24,987     $23,008     $38,035   $23,868     $21,760
                                =======   =======     =======     =======   =======     =======     =======   =======     =======

     These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings association's capital, upon a determination that circumstances exist that higher individual minimum capital requirements may be appropriate. In February 2006, the OTS imposed minimum core capital and total risk-based capital ratios of 7.5% and 12.5%, respectively. As of September 30, 2006, the Bank's regulatory capital was in excess of all regulatory capital requirements, including those imposed by the supervisory agreement.

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

     In February 2006, the Bank entered into a Supervisory Agreement with the OTS. As a result of the supervisory agreement, the Bank is not deemed to be "well-capitalized" for purposes of the prompt corrective action regulations of the OTS. At September 30, 2006, the Bank's regulatory capital is in excess of all regulatory capital requirements, including those imposed by the supervisory agreement.

     The Bank is also required to observe certain requirements regarding limits on asset growth, adoption of revised policies and procedures governing commercial lending, conduct periodic internal loan reviews and its commercial loan department, adoption of a revised asset classification policy and not amend, renew or enter into compensatory arrangements with senior executive officers and directors, subject to certain exceptions, without the prior approval of the OTS.

     In February 2006, the Company entered into a supervisory agreement with the OTS. Under the terms of the supervisory agreement, the Company agreed to, among other things, (i) develop and implement a three-year capital plan designed to support the Company's efforts to maintain prudent levels of capital and to reduce its debt-to-equity ratio below 50%; (ii) not incur any additional debt without the prior written approval of the OTS; and (iii) not repurchase any shares of or pay any cash dividends on its common stock until certain conditions were complied with; provided, however, that upon reducing its debt-to-equity below 50%, the Company may resume the payment of quarterly cash dividends at the lesser of the dividend rate in effect immediately prior to entering into the supervisory agreement or 35% of its consolidated net income (on an annualized basis), provided that the OTS does not object to the payment of such dividend pursuant to a required prior notice of the Company's intent to declare such quarterly dividend. The Company has filed and received OTS approval of its capital plan.

     As part of its capital plan, the Company conducted a private placement of 400,000 shares of common stock, raising gross proceeds of approximately $6.5 million. The Company intends to use all of the net proceeds of $5.8 million to redeem a significant portion of its floating-rate trust preferred securities in June 2007. As a result of such redemption, the Company's debt-to-equity ratio will be less than 50%.

     Qualified Thrift Lender Test (the "QTL"). A savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and the implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code"). Currently, the portion of the QTL test that is based on the HOLA rather than the Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing, home equity loans, mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing), stock issued by the FHLBank Pittsburgh, and direct or indirect obligations of the FDIC. In addition, small business loans, credit card loans, student loans and loans for personal, family and household purposes are allowed to be included without limitation as qualified investments. The following assets, among others, also may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination, 100% loans for personal, family and household purposes (other then credit card loans and education loans) (limited to 10% of total portfolio assets) and stock issued by

FHLMC or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets.

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

     At September 30, 2006, approximately 71.9% of the Bank's assets were invested in qualified thrift investments, which was in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.

     Capital Distribution. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for OTS approval of the capital distribution if any of the following occur or would occur as a result of the capital distribution (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the OTS at least 30 days before the Board of Directors declares a dividend or approves a capital distribution. OTS regulations also prohibit the Bank from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory (or total) capital of the Bank would be reduced below the amount required to be maintained for the liquidation account established by it for certain depositors in connection with its conversion from mutual to stock form. At September 30, 2006, the Company is currently not permitted to pay dividends to its stockholders under the terms of the supervisory agreement until certain conditions are satisfied.

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

     Branching by Federal Saving Institutions. OTS policy permits interstate branching to the full extent permitted by statute (which is essentially unlimited). Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the IRS' domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if: (a) the branch(es) result(s) from an emergency acquisition of a troubled savings institution (however, if the troubled savings institution acquired by a bank holding company does not have its home office in the state of the bank holding company bank subsidiary and does not qualify under the IRS Test, its branching is limited to the branching laws for state-chartered banks in the state where the savings institution is located); (b) the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located; or (c) the branch was operated lawfully as a branch under state law prior to the savings institution's reorganization to a federal charter.

     Furthermore, the OTS will evaluate a branching applicant's record of CRA compliance. An unsatisfactory CRA record may be the basis for denial of a branching application.

     Federal Home Loan Bank System. The Bank is a member of the FHLBank Pittsburgh, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As of September 30, 2006, the Bank has overnight borrowings and advances aggregating $107.2 million from the FHLB or 21.7% of its total liabilities. The Bank currently has the ability to obtain up to $164.9 million of additional advances from FHLBank Pittsburgh.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLBank Pittsburgh, whichever is greater. At September 30, 2006, the Bank had $6.2 million in FHLB stock, which was in compliance with this requirement.

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

     Federal Reserve System. FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 2006, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a FRB, the effect of this reserve requirement is to reduce an institution's earning assets.

     Savings institutions are authorized to borrow from a Federal Reserve Bank "discount window," but FRB regulations require savings banks to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from a Federal Reserve Bank.

     Safety and Soundness Guidelines. The OTS and the other federal banking agencies have established guidelines for safety and soundness, addressing operational and managerial, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The OTS and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions. See "Supervisory Agreements."

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

     Bad Debt Reserves. The Small Business Job Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995. Prior to that time, the Company was permitted to establish a reserve for bad debts and to make additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act, savings associations must use the specific charge-off method in computing their bad debt deduction beginning with their 1996 federal tax return.

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

STATE TAXATION

     The Company and the Bank's subsidiaries are subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate for fiscal 2006 is 9.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed at the rate of 0.60% of a corporation's capital stock value, which is determined in accordance with a fixed formula.

     The Bank is taxed under the Pennsylvania Mutual Thrift Institutions Tax Act (the ("MTIT"), as amended to include thrift institutions having capital stock. Pursuant to the MTIT, the Bank's tax rate is 11.5%. The MTIT exempts the Bank from all other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with GAAP with certain adjustments. The MTIT, in computing GAAP income, allows for the deduction of interest earned on state and federal securities, while disallowing a percentage of the thrift's interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes.

ITEM 1A. RISK FACTORS.

OUR OPERATIONS ARE SUBJECT TO INTEREST RATE RISK AND VARIATIONS IN INTEREST RATES MAY NEGATIVELY AFFECT FINANCIAL PERFORMANCE.

     Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed money. Changes in the general level of interest rates may have an adverse effect on our business, financial condition and result of operations. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB. Changes in monetary policy, including changes in interest rates, influence the amount of interest income that we receive on loans and securities and the amount of interest that we pay on deposits and borrowings. Changes in monetary policy and interest rates also can adversely affect:

          -    our ability to originate loans and obtain deposits;

          -    the fair value of our financial assets and liabilities; and

          -    the average duration of our securities portfolio.

     If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

THE OPERATING RESTRICTIONS IMPOSED BY THE OTS IN THE SUPERVISORY AGREEMENTS LIMIT OUR ABILITY TO GROW, WHICH MAY ADVERSELY AFFECT OUR ABILITY TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY.

     In February 2006, the Company and the Bank each entered into supervisory agreements with the OTS. The supervisory agreements provide for a number of restrictions on the operations of the Company and the Bank, including the requirement for the Company to cease paying dividends and to not repurchase any shares of its common stock and for the Bank to not grow in any quarter in excess of the greater of its net interest credited or 3% (on an annualized basis). For further information, see Item 1, "Business - Supervisory Agreements." If the restrictions imposed by the supervisory agreements are not removed or reduced, it may adversely affect our ability to successfully implement our business strategy and thus may also adversely affect our financial condition and results of operations. As a result of the supervisory agreements, the Company submitted a capital plan to the OTS. The Company's capital plan, which has been approved by the OTS, calls for, among other things, an equity infusion in order to reduce the Company's debt-to-equity ratio below 50%. A private placement was undertaken in order to comply with the Company's capital plan. The net proceeds from this private placement both increased the Company's capital as well as reduced its debt-to-equity ratio. In the event the Company is unable to reduce its debt-to-equity ratio below 50%, it is unlikely that the Company will be able to resume the payment of dividends or have the supervisory agreements terminated.

WE MAY BE UNABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY.

     Implementation of our business strategy is dependent on (i) the termination of the supervisory agreements we entered into in February 2006 with the OTS or the elimination of, or substantial reduction in, the operating restrictions imposed by such agreements, in particular the restriction limiting our asset growth, which likely will depend, in part, on our ability to comply with the provisions of our capital plan which was recently approved by the OTS; (ii) our ability to attract sufficient low cost retail and commercial deposits; (iii) maintaining existing and attracting new business banking relationships; (iv) expanding our commercial business and commercial real estate lending portfolios;
(v) attracting and retaining experienced commercial lenders and other key managerial employees; and (vi) expanding our branch network in Delaware and Chester Counties, Pennsylvania. The failure to achieve these strategic goals could adversely affect our ability to successfully implement our business strategy and thus our financial condition and results of operations.

WE ARE SUBJECT TO LENDING RISK AND COULD SUFFER LOSSES IN OUR LOAN PORTFOLIO DESPITE OUR UNDERWRITING PRACTICES.

     There are inherent risks associated with our lending activities. There are risks inherent in making any loan, including those related to dealing with individual borrowers, nonpayment, uncertainties as to the future value of collateral and changes in economic and industry conditions. We attempt to closely manage our credit risk through loan underwriting and application approval procedures, monitoring of large loan relationship and periodic independent reviews of outstanding loans by our lending department and third party loan review specialists. We cannot assure that such approval and monitoring procedures will reduce these credit risks.

OUR LOAN PORTFOLIO INCLUDES COMMERCIAL AND MULTI-FAMILY REAL ESTATE, COMMERCIAL BUSINESS AND CONSTRUCTION LOANS WHICH HAVE A GENERALLY HIGHER RISK OF LOSS THAN SINGLE-FAMILY RESIDENTIAL LOANS.

     As of September 30, 2006, approximately 39.3% of our loan portfolio consisted of commercial business, construction and land development and commercial and multi-family real estate loans. We are focused on increasing these types of loans in the future. These types of loans involve increased risks because the borrower's ability to repay the loan typically depends on the successful operation of the business or the property securing the loan. Additionally, these loans are made to small or middle-market business customers who may be more vulnerable to economic conditions and who may not have experienced a complete business or economic cycle. These types of loans are also typically larger than single-family residential mortgage loans or consumer loans. Furthermore, since these types of loans frequently have relatively large balances, the deterioration of one or more of these loans could cause a significant increase in non-performing loans and or non-performing assets. An increase in non-performing loans would result in a reduction in interest income recognized on loans. An increase in non-performing loans also could require us to increase the provision for losses on loans and increase loan charge-offs, both of which would reduce our net income. All of these could have a material adverse effect on our financial condition and results of operations.

ADVERSE ECONOMIC AND BUSINESS CONDITIONS IN OUR PRIMARY MARKET AREA COULD CAUSE AN INCREASE IN LOAN DELINQUENCIES AND NON-PERFORMING ASSETS WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The substantial majority of our real estate loans are secured by properties located in Delaware and Chester Counties, Pennsylvania, our primary market area. Furthermore, at September 30, 2006, approximately 39.3% of our loan portfolio consisted of commercial business, construction and land development and commercial and multi-family real estate loans. The Company's results of operations and financial condition may be adversely affected by changes in prevailing economic conditions, particularly in the Philadelphia metropolitan area, including decreases in real estate values, adverse local employment conditions, and other significant local events. Any deterioration in the local economy could result in borrowers not being able to repay their loans, the value of the collateral securing the Company's loans to borrowers declining and the quality of the loan portfolio deteriorating. This could result in an increase in delinquencies and non-performing assets or require the Company to record loan charge-offs and/or increase the Company's provisions for loan losses, which would reduce the Company's earnings.

OUR ALLOWANCE FOR LOSSES ON LOANS MAY BE INSUFFICIENT TO COVER ACTUAL LOSSES ON LOANS.

     We maintain an allowance for losses on loans at a level believed adequate by us to absorb credit losses inherent in the loan portfolio. The allowance for losses on loans is a reserve established through a provision for losses on loans charged to expense that represents our estimate of probable incurred losses within the loan portfolio at each statement of condition date and is based on the review of available and relevant information. The level of the allowance for losses on loans reflects, among other things, our consideration of the Company's historical experience, levels of and trends in delinquencies, the amount of classified assets, the volume and type of lending, and current and anticipated economic conditions, especially as they relate to the Company's primary market area. The determination of the appropriate level of the allowance for losses on loans inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends. Our allowance for loan losses may be insufficient to cover actual losses experienced on loans. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for losses on loans. In addition, bank regulatory agencies periodically review our allowance for losses on loans and may require an increase in the provision for losses on loans or the recognition of further loan charge offs, based on judgments different from ours. Also, if charge offs in future periods exceed the allowance for losses on loans, we will need additional provisions to increase our allowance for losses on loans. Any increases in the allowance for losses on loans will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY AND MARKET AREA WITH OTHER FINANCIAL INSTITUTIONS OFFERING PRODUCTS AND SERVICES SIMILAR TO THOSE WE OFFER.

     We compete with savings associations, national banks, regional banks and other community banks in making loans, attracting deposits and recruiting and retaining talented employees, many of which have greater financial and technical resources than us. Currently, there are more than 30 competing financial institutions in Delaware and Chester Counties, our principal market area. We also compete with securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers. Many of these competitors are not subject to the same regulatory restrictions to which we are subject, yet are able to provide customers with a feasible alternative to traditional banking services. The competition in our market for making commercial and construction loans has resulted in more competitive pricing as well as intense competition for skilled commercial lending officers. These trends could have a material adverse effect on our ability to grow (irrespective of the limitations imposed by the supervisory agreements) and remain profitable. In addition, if we experience an inability to recruit and retain skilled commercial lending officers, including experienced construction lenders, it could pose a significant barrier to retaining and growing our customer base. The competition in our market for attracting deposits also has resulted in more competitive pricing.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND SUPERVISION WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.

     We are subject to extensive federal and state regulations and supervision. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not stockholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with law, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

NOT APPLICABLE.

ITEM 2. PROPERTIES.

     At September 30, 2006, the Bank conducted business from its executive offices located in Media, Pennsylvania and seven full-service offices located in Delaware and Chester Counties, Pennsylvania. See also Note 7 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

     The following table sets forth certain information with respect to the Bank's offices at September 30, 2006.

                                                     Net Book Value of   Amount of
        Description/Address           Leased/Owned        Property        Deposits
        -------------------           ------------   -----------------   ---------
                                                         (Dollar in thousands)
Executive Offices:

22 West State Street
Media, Pennsylvania 19063                Owned(1)          $1,389         $ 90,889

Branch Offices:

3218 Edgmont Avenue
Brookhaven, Pennsylvania 19015            Owned               233           70,708

Routes 1 and 100
Chadds Ford, Pennsylvania 19317         Leased(2)              29           27,608

23 East Fifth Street
Chester, Pennsylvania 19013             Leased(3)              24           27,199

31 Baltimore Pike
Chester Heights, Pennsylvania 19017     Leased(4)             481           42,983

106 East Street Road
Kennett Square, Pennsylvania 19348      Leased(5)             413           19,904

5000 Pennell Road
Aston, Pennsylvania 19014               Leased(6)             766           21,259

330 Dartmouth Avenue
Swarthmore, Pennsylvania 19081            Owned                97           58,266
                                                           ------         --------
   Total                                                   $3,432         $358,816
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

(6) Lease expiration date is December 31, 2033. The Bank has options to cancel on the 15th, 20th and 25th year of the lease.

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

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) On January 25, 1995 the conversion and reorganization of the Bank and its holding company parent was completed. In connection with the consummation of the Conversion, the Holding Company issued 2,720,000 shares of common stock. As of September 30, 2006, there were 2,027,928 shares of common stock outstanding. As of September 30, 2006, the Holding Company had 392 stockholders of record not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

     The following table sets forth the quarterly high and low trading stock prices of the Company's common stock as reported by the Nasdaq Stock Market under the symbol "FKFS". Price information appears in a major newspaper under the symbol "FstKeyst".

                                YEAR ENDED
                 ---------------------------------------
                 SEPTEMBER 30, 2006   SEPTEMBER 30, 2005
                 ------------------   ------------------
                    HIGH     LOW         HIGH     LOW
                   ------   ------      ------   ------
First Quarter      $22.00   $19.27      $23.60   $21.64
Second Quarter     $20.30   $19.01      $24.70   $21.10
Third Quarter      $21.25   $18.01      $23.30   $16.37
Fourth Quarter     $19.73   $16.47      $22.00   $17.98

     The following schedule summarizes the cash dividends per share of common stock paid by the Company during the periods indicated.

                 YEAR ENDED SEPTEMBER 30,
                 ------------------------
                        2006    2005
                       -----   -----
First Quarter          $0.11   $0.11
Second Quarter          0.11    0.11
Third Quarter             --    0.11
Fourth Quarter            --    0.11

     Pursuant to the terms of the supervisory agreement between the Company and the OTS, the Company is not permitted to pay dividends until the Company meets certain limitations. See Item 1, "Business -- Supervisory Agreements" and Notes 11 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof for discussion of restrictions on the Company's and the Bank's ability to pay dividends. Also see "Regulation-Capital Distributions" for a discussion of restrictions on the Bank's ability to pay dividends to the Company.

     The information for all equity based and individual compensation arrangements is incorporated by reference from Item 12 hereof.

     (b) The Registrant's completed a private placement of 400,000 shares of Common Stock on December 11, 2006, resulting in gross proceeds of approximately $6.5 million and net proceeds of approximately $5.8 million. Included in the expenses were placement agent fees paid to Sandler O'Neill & Partners, LP totaling approximately $393,000. The net proceeds of the offering will be used to redeem approximately the same amount of trust preferred securities in June 2007. Pending such use, the net proceeds will be invested in a deposit account at the Bank or in other earning assets such as mortgage-backed securities or U.S. Treasury Securities.

     (c) As previously disclosed, the Company does not have a repurchase program currently in effect. In addition, pursuant to the terms of the supervisory agreement between the Company and the OTS, the Company is not permitted to repurchase shares of common stock. See Item 1, "Business -- Supervisory Agreements."

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, set forth in Item 8 hereof.

                                                             AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                                      ----------------------------------------------------
(Dollars in thousands, except per share data)           2006       2005       2004       2003       2002
                                                      --------   --------   --------   --------   --------
SELECTED FINANCIAL DATA:
Total assets                                          $522,960   $518,124   $571,919   $559,612   $519,259
Loans receivable, net                                  323,220    301,979    304,248    286,421    288,776
Mortgage-related securities held to maturity            38,355     46,654     37,363      3,487      8,855
Investment securities held to maturity                   3,257      4,267      5,287      6,315         --
Assets held for sale:
   Mortgage-related securities                          70,030     67,527     97,620    124,656     85,674
   Investment securities                                33,386     37,019     63,615     77,700     80,624
   Loans                                                 1,334         41        172      4,498        501
Real estate owned                                        2,450        760      1,229      1,420        248
Deposits                                               358,816    349,694    344,880    362,605    330,765
Borrowings                                             107,241    113,303    171,149    136,272    126,237
Junior subordinated debentures                          21,483     21,520     21,557     21,593     21,629
Stockholders' equity                                    28,659     28,193     29,698     32,388     32,795
Non-performing assets                                    2,727      5,812      3,262      2,976      5,386

SELECTED OPERATIONS DATA:
Interest income                                       $ 27,493   $ 27,076   $ 26,143   $ 27,212   $ 30,121
Interest expense                                        16,415     15,768     14,712     16,012     18,250
                                                      --------   --------   --------   --------   --------
Net interest income                                     11,078     11,308     11,431     11,200     11,871
Provision for loan losses                                1,206      1,780        300        715        540
                                                      --------   --------   --------   --------   --------
Net interest income
   after provision for loan losses                       9,872      9,528     11,131     10,485     11,331
Service charges and other fees                           1,560      1,577      1,235      1,013      1,000
Net gain on sales of interest-earning assets               338        802        968      1,010        415
Other non-interest income                                1,614      1,210      1,696      1,263        848
Non-interest expense                                    12,708     12,820     12,501     10,400     10,441
                                                      --------   --------   --------   --------   --------
Income before income taxes                                 676        297      2,529      3,371      3,153
Income tax (benefit) expense                              (359)      (313)       326        632        427
                                                      --------   --------   --------   --------   --------
Net income                                            $  1,035   $    610   $  2,203   $  2,739   $  2,726
                                                      ========   ========   ========   ========   ========

PER SHARE DATA:
Basic earnings per share                              $   0.55   $   0.33   $   1.21   $   1.44   $   1.42
Diluted earnings per share                                0.54       0.33       1.14       1.35       1.34
Cash dividends per share                                  0.11       0.44       0.44       0.40       0.36

                                                             AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                                      ----------------------------------------------------
(Dollars in thousands, except per share data)           2006       2005       2004       2003       2002
                                                      --------   --------   --------   --------   --------
SELECTED OPERATING RATIOS:
Average yield earned on interest-earning assets (1)       5.78%     5.12%      5.01%      5.48%      6.42%
Average rate paid on interest-bearing liabilities         3.40      2.96       2.80       3.23       3.91
Average interest rate spread (1)                          2.38      2.16       2.21       2.26       2.52
Net interest margin (1)                                   2.37      2.18       2.23       2.30       2.59
Ratio of interest-earning assets to interest-
   bearing liabilities                                   99.67    100.52     100.69     101.44     101.83
Efficiency ratio (2)                                     87.10     86.06      81.55      64.50      66.07
Non-interest expense as a percent
   of average assets                                      2.46      2.26       2.23       1.95       2.07
Return on average assets                                  0.20      0.11       0.39       0.51       0.54
Return on average equity                                  3.73      2.08       7.13       8.39       8.77
Ratio of average equity to average assets                 5.37      5.18       5.50       6.12       6.17
Full-service offices at end of period                        8         8          7          7          7

ASSET QUALITY RATIOS:(3)
Non-performing loans as a
  percent of gross loans receivable                      0.08%     1.65%      0.66%      0.53%      1.76%
Non-performing assets as a
   percent of total assets                                0.52      1.12       0.57       0.53       1.04
Allowance for loan losses as a
  percent of gross loans receivable                       1.03      1.14       0.67       0.68       0.81
Allowance for loan losses as a
  percent of non-performing loans                     1,215.61     68.79     100.29     127.63      45.89
Net loans charged-off to average
  loans receivable                                        0.42      0.11       0.08       0.37       0.13

CAPITAL RATIOS:(3) (4)

Tangible capital ratio                                   9.15%     8.85%      8.21%      7.98%      8.07%
Core capital ratio                                        9.15      8.85       8.21       7.98       8.07
Risk-based capital ratio                                 14.94     15.13      14.56      14.97      16.17

(1) Adjusted for the effects of tax-free investments. See presentation of reconciliation of tax-free investments in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Average Balances, Net Interest Income and Yield Earned and Rates Paid" in Item 7 hereof.

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

(4) Reflects regulatory capital ratios of the Company's wholly owned subsidiary, First Keystone Bank.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Under the terms of the supervisory agreement between the Company and the OTS, the Company agreed to, among other things, (i) develop and implement a three-year capital plan designed to support the Company's efforts to maintain prudent levels of capital and to reduce its debt-to-equity ratio below 50%; (ii) not incur any additional debt without the prior written approval of the OTS; and
(iii) not repurchase any shares of or pay any cash dividends on its common stock until the Company complied with certain conditions. Upon reducing its debt-to-equity below 50%, the Company may resume the payment of quarterly cash dividends at the lesser of the dividend rate in effect immediately prior to entering into the supervisory agreement ($0.11 per share) or 35% of its consolidated net income (on an annualized basis), provided that the OTS, upon review of prior notice from the Company of the proposed dividend, does not object to payment.

     Under the terms of the supervisory agreement between the Bank and the OTS, the Bank agreed to, among other things, (i) not grow in any quarter in excess of the greater of 3% of total assets (on an annualized basis) or net interest credited on deposit liabilities during such quarter; (ii) maintain its core capital and total risk-based capital in excess of 7.5% and 12.5%, respectively;
(iii) adopt revised policies and procedures governing commercial lending; (iv) conduct periodic reviews of its commercial loan department; (v) conduct periodic internal loan reviews; (vi) adopt a revised asset classification policy and
(vii) not amend, renew or enter compensatory arrangements with senior executive officers and directors, subject to certain exceptions, without the prior approval of the OTS. As a result of the growth restriction imposed on the Bank, the Company's growth is currently and will continue to be substantially constrained unless and until the supervisory agreements are terminated or modified. As of March 31, 2006 and June 30, 2006, the Bank exceeded the growth limitation contained in the supervisory agreement with the OTS described above. Subsequent to June 30, 2006, the Bank reduced its assets sufficiently to be below the June 30, 2006 limitation. The OTS advised the Bank that it will not take any regulatory action against the Bank provided it will be in compliance with the growth limitation as of September 30, 2006. The Bank complied with the growth restriction at September 30, 2006.

     The Company recently underwent an examination by the OTS. In connection with such examination, the OTS reviewed the Company's and the Bank's compliance with the provisions of the supervisory agreements. Although the Company and the Bank were determined to be in full or partial compliance with substantially all of the provisions of the supervisory agreements, the examination did note a number of areas for improvement with respect to the Bank's loan underwriting, credit analysis and asset classification policies and procedures. In order to strengthen these areas, the Bank intends to hire a Chief Credit Officer. The Bank is aggressively addressing these areas for improvement in its lending operations to be able to be in full compliance with the terms of the supervisory agreements as soon as possible. Except as described above, the Company believes it and the Bank are in material compliance with the supervisory agreements.

     The Company has submitted to and received from the OTS approval of a capital plan, which plan calls for an equity infusion in order to reduce the Company's debt-to-equity ratio below 50%. As part of its capital plan, the Company conducted a private placement of 400,000 shares of common stock, raising gross proceeds of approximately $6.5 million. The net proceeds of approximately $5.8 million will be used to reduce the amount of its outstanding trust preferred securities. The Company intends to use all of the net proceeds to redeem approximately $5.8 million of its floating-rate trust preferred securities in June 2007. As a result of such redemption, the Company's debt-to-equity ratio will be less than 50%. The Company believes it will be able to resume paying quarterly cash dividends in the quarter ending September 30, 2007. However, no assurances can be given that the Company will satisfy the conditions necessary to resume paying dividends or that the OTS will not object to the resumption of dividends or, if resumed, that the Company will be able to pay dividends at the same rate that it has historically paid or be able to continue to pay dividends. The Company and the Bank will make every effort to have both supervisory agreements terminated or the operating restrictions substantially reduced by the end of fiscal year 2007. However, no assurances can be given that either of such events will occur.

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

     Management believes that the assumptions used to evaluate the vulnerability of the Bank's operations to changes in interest rates are considered reasonable. However, certain shortcomings are inherent in the method of analysis presented in the table below. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in market rates both on a short-term and over the life of the asset. Further, in the event of a material change in interest rates, prepayments and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.

     The following table summarizes the Company's interest-earning assets and interest-bearing liabilities as of September 30, 2006 based on certain assumptions management has made that affect the rate at which loans will prepay and the duration of core deposits.

                                                                              More Than One      More Than
                                                 Within Six      Six to       Year to Three   Three Years to   Over Five
                                                   Months     Twelve Months       Years         Five Years       Years       Total
                                                 ----------   -------------   -------------   --------------   ---------   --------
                                                                               (Dollars in thousands)
Interest-earning assets:

   Loans receivable, net(1)                       $ 93,985      $ 29,196        $ 74,298         $ 67,722      $57,753     $322,954
   Mortgage-related securities                      11,804        12,977          39,248           25,819       18,537      108,385
   Loans held for sale                               1,334            --              --               --           --        1,334
   Investment securities(2)                         20,203         1,130           9,790               --       11,753       42,876
   Interest-earning deposits                         8,715            --              --               --           --        8,715
                                                  --------      --------        --------         --------      -------     --------
   Total interest-earning assets                  $136,041      $ 43,303        $123,336         $ 93,541      $88,043     $484,264
                                                  --------      --------        --------         --------      -------     --------
Interest-bearing liabilities:

   Deposits                                       $107,262      $ 59,527        $121,072         $ 58,963      $11,992     $358,816
   Borrowed funds                                   20,818            18          10,729           75,531          145      107,241
   Junior subordinated debentures                    8,248            --              --               --       13,235       21,483
                                                  --------      --------        --------         --------      -------     --------
   Total interest-bearing liabilities             $136,328      $ 59,545        $131,801         $134,494      $25,372     $487,540
                                                  --------      --------        --------         --------      -------     --------
Excess (deficiency) of interest-earning assets
   over interest-bearing liabilities              $   (287)     $(16,242)       $ (8,465)        $(40,953)     $62,671     $ (3,276)
                                                  ========      ========        ========         ========      =======     ========
Cumulative deficiency of interest-earning
   Assets over interest-bearing liabilities       $   (287)     $(16,529)       $(24,994)        $(65,947)     $(3,276)
                                                  ========      ========        ========         ========      =======
Cumulative deficiency of
   interest-earning assets over
   interest-bearing liabilities as a
   percentage of total assets                        (0.05)%       (3.16)%         (4.78)%        (12.61)%       (0.63)%
                                                  ========      ========        ========         ========      =======

----------
(1) Balances have been reduced for non-accruing loans, which amounted to $266,000 at September 30, 2006.

(2)  Balance includes FHLB stock.

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

     The table below sets forth the Bank's NPV assuming an immediate change in interest rates of up to 300 basis points and a decline of 200 basis points. Due to the prevailing interest rate environment, the OTS did not provide a calculation for the minus 300 basis point change in rates. Dollar amounts are expressed in thousands as of September 30, 2006.

                                                      NET PORTFOLIO VALUE
                          NET PORTFOLIO VALUE          AS A % OF ASSETS
                   --------------------------------   ------------------
CHANGES IN RATES               DOLLAR    PERCENTAGE
 IN BASIS POINTS   AMOUNT      CHANGE      CHANGE     NPV RATIO    CHANGE
----------------   -------   ---------   ----------   ---------   -------
       300         $42,466   $(22,943)      (35)%        8.36%    (383)bp
       200          51,119    (14,290)      (22)         9.88     (232)
       100          59,226     (6,183)       (9)        11.23      (96)
         0          65,409         --        --         12.20       --
      (100)         69,407      3,999         6         12.76       56
      (200)         71,139      5,730         9         12.93       74
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

     The Company is aware of its interest rate risk exposure in the event of rapidly rising rates. During fiscal 2006, due to the inverted yield curve, continuing interest rate margin compression, and the unappealing spreads on mortgage-backed securities, the Bank decided to retain all of its newly originated 30-year term fixed-rate residential mortgage loans in its portfolio. In addition, in recent years, the Company has emphasized the origination of home equity, construction and land, multi-family and commercial real estate and business loans which generally have either adjustable interest rates and/or shorter contractual terms than single-family residential loans. The Company plans to continue these lending strategies.

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

CHANGES IN FINANCIAL CONDITION

     GENERAL. Total assets of the Company increased $4.8 million from $518.1 million at September 30, 2005 to $523.0 million at September 30, 2006. The increase was largely the result of the growth of the loan portfolio partially offset by the decrease in the mortgage-related and investment securities portfolios. The asset growth was primarily funded by increases in customer deposits. However, the Company's growth was constrained by the growth limitation contained in the supervisory agreement entered into with the OTS. See Item I, "Business - Supervisory Agreements."

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents, which consists of cash on hand and deposited in other banks in interest-earning and non-interest-earning accounts, amounted to $12.8 million and $16.2 million at September 30, 2006 and 2005, respectively. The $3.4 million, or 20.9%, decrease in cash and cash equivalents was primarily due to the utilization of cash to repay FHLB overnight borrowings.

     INVESTMENT SECURITIES HELD TO MATURITY AND INVESTMENT SECURITIES AVAILABLE FOR SALE. Total investment securities decreased in the aggregate by $4.6 million, or 11.3%, from $41.3 million at September 30, 2005 to $36.6 million at September 30, 2006. As part of the Company's strategy to control its asset growth as required by the terms of the supervisory agreement, the decrease in the investment portfolios resulted from the sale of $2.8 million in investment securities available for sale and from asset backed and municipal bonds maturing or being called.

     MORTGAGE-RELATED SECURITIES HELD TO MATURITY AND MORTGAGE-RELATED SECURITIES AVAILABLE FOR SALE. Mortgage-related securities held to maturity and mortgage-related securities available for sale decreased in the aggregate by $5.8 million, or 5.1%, to $108.4 million at September 30, 2006 compared to $114.2 million at September 30, 2005. The decrease is consistent with the Company's overall strategy to reduce the mortgage-related securities portfolios in connection with the Company's continued expansion of its loan portfolio and to assist in controlling its asset growth in order to be in compliance with the terms of the supervisory agreement.

     LOANS HELD FOR SALE. At September 30, 2006, $1.3 million of commercial business loans were classified as held for sale compared to $41,000 at September 30, 2005. The increase reflected the Company's strategy to originate commercial business loans held for sale through the Small Business Administration Program. In addition, during fiscal year 2006, the Company elected not to sell 30-year fixed-rate single-family residential loans into the secondary market due to the inverted yield curve, continuing interest rate margin compression, and the unappealing spreads on mortgage-backed securities.

     LOANS RECEIVABLE, NET. Total loans receivable, net, increased $21.2 million, or 7.1%, to $323.2 million at September 30, 2006 compared to $302.0 million at September 30, 2005. The increase was primarily due to a $12.8 million, or 26.9%, increase in home equity loans and lines of credit, an $8.4 million, or 52.2%, increase in commercial business loans and $1.3 million, or 3.6%, increase in construction loans partially offset by a decrease of $4.7 million, or 3.0%, in single-family residential loans.

     NON-PERFORMING ASSETS. The Company's total non-performing loans and real estate owned decreased to $2.7 million, or 0.5% of total assets, at September 30, 2006 compared to $5.8 million, or 0.6% of total assets, at the end of the prior fiscal year. The decrease in non-performing assets in fiscal 2006 was attributable to a $4.8 million decrease to $277,000 in non-performing loans partially offset by a $1.7 million increase to $2.5 million in real estate owned. The decrease in non-performing loans was primarily due to the transfer of a $3.3 million commercial real estate loan to real estate owned and the charge-off in full of a related $500,000 commercial business loan combined with the repayment in full of a $770,000 residential construction loan. In connection with the transfer of the property located in Chesapeake City, Maryland securing the commercial real estate loan to real estate owned, the Company recorded the property at its approximate fair value of $2.7 million resulting in the Company charging off $1.1 million against the allowance for loan losses in the quarter ended March 31, 2006. Offsetting, in part, the increase in real estate owned was the sale of a residential property which was located on the property in Chesapeake City as well as a commercial property in which the Company held a 25% participation interest. The sale of the properties, which were carried at an aggregate value of $1.0 million, resulted in a pre-tax gain of $178,000 during fiscal 2006. See Item 1 Business "-Asset Quality."

     DEPOSITS. Deposits increased by $9.1 million, or 2.6%, from $349.7 million at September 30, 2005 to $358.8 million at September 30, 2006. Certificates of deposit increased by $12.8 million, or 7.4%, to $185.9 million representing 51.8% of total deposits at September 30, 2006 from $173.1 million, or 49.5%, of total deposits at September 30, 2005. The increase was partially offset by a $3.7 million, or 2.1%, decrease in the Company's core accounts (non-interest-bearing, NOW, passbook, and MMDA accounts). The increase in certificates of deposit was due to the competitive pricing of the Company's certificates, in particular jumbo certificates, compared to those paid by the competition.

     BORROWINGS. The Company's total borrowings, which primarily consist of advances from the FHLB, decreased to $107.2 million at September 30, 2006 from $113.3 million at September 30, 2005 primarily as the result of the de-leveraging strategy of the remaining proceeds from the sale of mortgage-related securities the Company used to repay overnight borrowings along with repayments from excess cash. Borrowings had a weighted average interest rate of 5.5% at September 30, 2006 as compared to 5.2% at September 30, 2005. See Note 9 to the Consolidated Financial Statements set forth in Item 8 hereof for further information.

     EQUITY. At September 30, 2006, total stockholders' equity was $28.7 million, or 5.5% of total assets, compared to $28.2 million, or 5.4% of total assets, at September 30, 2005. The increase was due to net income of $1.0 million for the fiscal year ended September 30, 2006 partially offset by a decline in other comprehensive income of $578,000 primarily due to increases in market rates of interest combined with dividend payments in the first quarter of fiscal 2006 totaling $209,000. As a result of entering into the supervisory agreement in February 2006, the Company was required to cease paying dividends.

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

                                                                        YEAR ENDED SEPTEMBER 30,
                                   -------------------------------------------------------------------------------------------------
                                                           2006                         2005                         2004
                                   YIELD/COST  ---------------------------  ---------------------------  ---------------------------
                                       AT                          AVERAGE                      AVERAGE                      AVERAGE
                                    SEPT. 30,   AVERAGE             YIELD/   AVERAGE             YIELD/   AVERAGE             YIELD/
                                      2006      BALANCE  INTEREST    COST    BALANCE  INTEREST    COST    BALANCE  INTEREST   COST
                                   ----------  --------  --------  -------  --------  --------  -------  --------  --------  -------
                                                                         (Dollars in thousands)
Interest-earning assets:
   Loans receivable(1)(2)(3)          6.51%    $312,778   $19,956    6.38%  $304,367   $17,926     5.89% $295,701   $17,529    5.93%
   Mortgage-related securities(3)     4.57      113,995     5,054    4.43    155,292     6,223     4.01   137,256     5,298    3.86
   Investment securities(3)           5.69       45,478     2,613    5.75     63,505     3,099     4.88    83,911     3,597    4.29
   Other interest-earning assets      5.33        8,632       197    2.28     11,602       167     1.44    12,056        76    0.63
                                               --------   -------           --------   -------           --------   -------
      Total interest-earning
         assets                       5.99      480,883    27,820    5.78    534,766    27,415     5.12   528,924    26,500    5.01
                                      ----     --------             -----   --------             ------  --------   -------  ------
Non-interest-earning assets                      35,885                       32,543                       32,847
                                               --------                     --------                     --------
   Total assets                                $516,768                     $567,309                     $561,771
                                               ========                     ========                     ========
Interest-bearing liabilities:

   Deposits                           2.93     $352,371     8,547    2.43   $349,076     6,280     1.80  $347,807     5,910    1.70
   FHLB advances and other
      borrowings                      5.47      108,603     5,914    5.45    161,382     7,694     4.77   155,932     7,126    4.57
   Junior subordinated debentures     9.50       21,503     1,954    9.09     21,540     1,794     8.33    21,576     1,676    7.77
                                      ----     --------   -------           --------   -------           --------   -------
      Total interest-bearing
         liabilities                  3.77      482,477    16,415    3.40    531,998    15,768     2.96   525,315    14,712    2.80
                                               --------   -------   -----   --------   -------   ------  --------   -------  ------
Interest rate spread                  2.22%                          2.38%                         2.16%                       2.21%
                                      ====                          =====                        ======                      ======
Non-interest-bearing liabilities                  6,517                        5,918                        5,565
                                               --------                     --------                     --------
   Total liabilities                            488,994                      537,916                      530,880
Stockholders' equity                             27,774                       29,393                       30,891
                                               --------                     --------                     --------
Total liabilities and
   stockholders' equity                        $516,768                     $567,309                     $561,771
                                               ========                     ========                     ========
Net interest-earning (liabilities)
   assets                                      $(1,594)                     $  2,768                     $  3,609
                                               ========                     ========                     ========
Net interest income                                       $11,405                      $11,647                      $11,788
                                                          =======                      =======                      =======
Net interest margin(4)                                               2.37%                         2.18%                       2.23%
                                                                    =====                        ======                      ======
Ratio of average interest-earning
   assets to average interest-
   bearing liabilities                                              99.67%                       100.52%                     100.69%
                                                                    =====                        ======                      ======

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

                                                            FOR THE YEAR ENDED SEPTEMBER 30,
                                         ---------------------------------------------------------------------
                                                  2006                    2005                    2004
                                         ---------------------   ---------------------   ---------------------
                                                      AVERAGE                 AVERAGE                 AVERAGE
                                         INTEREST   YIELD/COST   INTEREST   YIELD/COST   INTEREST   YIELD/COST
                                         --------   ----------   --------   ----------   --------   ----------
                                                               (Dollars in thousands)
Investment securities - nontaxable        $ 2,286      5.03%      $ 2,760      4.35%      $ 3,240      3.86%
Tax equivalent adjustments                    327                     339                     357
                                          -------                 -------                 -------
Investment securities - nontaxable to
   a taxable equivalent yield             $ 2,613      5.75%      $ 3,099      4.88%      $ 3,597      4.29%
                                          =======                 =======                 =======
Net interest income                       $11,078                 $11,308                 $11,431
Tax equivalent adjustment                     327                     339                     357
                                          -------                 -------                 -------
Net interest income, tax equivalent       $11,405                 $11,647                 $11,788
                                          =======                 =======                 =======
Net interest rate spread, no tax
   adjustment                                          2.32%                   2.10%                   2.14%
Net interest margin, no tax adjustment                 2.30%                   2.11%                   2.16%

     RATE/VOLUME ANALYSIS. The following table describes the extent to which changes in interest rates and changes in the volume of interest-related assets and liabilities have affected the Company's interest income and expense during the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to
(i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume. The table below has been prepared on a tax-equivalent basis. See footnote 1 to the table for a reconciliation.

                                                          YEAR ENDED SEPTEMBER 30,
                                        ------------------------------------------------------------
                                                2006 VS. 2005                   2005 VS. 2004
                                          INCREASE (DECREASE) DUE TO     INCREASE (DECREASE) DUE TO
                                        -----------------------------   ----------------------------
                                                              TOTAL                          TOTAL
                                                            INCREASE                       INCREASE
                                         RATE     VOLUME   (DECREASE)    RATE    VOLUME   (DECREASE)
                                        ------   -------   ----------   -----   -------   ----------
Interest-earnings assets:
   Loans receivable(1)                  $1,525   $   505    $ 2,030     $(112)  $   509    $   397
   Mortgage-related securities(1)          779    (1,948)    (1,169)      208       717        925
   Investment securities(1) (2)            810    (1,296)      (486)      658    (1,156)      (498)
   Other interest-earning assets            53       (23)        30        94        (3)        91
                                        ------   -------    -------     -----   -------    -------
Total interest-earning assets            3,167    (2,762)       405       848        67        915
                                        ------   -------    -------     -----   -------    -------
Interest-bearing liabilities:
   Deposits                              2,207        60      2,267       348        22        370
   FHLB advances and other borrowings    1,369    (3,149)    (1,780)      121        (3)       118
   Junior subordinated debentures          163        (3)       160       314       254        568
                                        ------   -------    -------     -----   -------    -------
Total interest-bearing liabilities       3,739    (3,092)       647       783       273      1,056
                                        ------   -------    -------     -----   -------    -------
Decrease in net interest income         $ (572)  $   330    $  (242)    $  65   $  (206)   $  (141)
                                        ======   =======    =======     =====   =======    =======

----------
(1)  Includes assets classified as either available for sale or held for sale.

(2) Total decrease in investment securities on a nontaxable equivalent basis would be $(474) and $(480) for the 2006 and the 2005 comparisons, respectively, resulting in a decrease in net interest income of $(230) and $(123), respectively.

RESULTS OF OPERATIONS

     GENERAL. The Company reported net income of $1.0 million, $610,000, and $2.2 million for the years ended September 30, 2006, 2005 and 2004, respectively.

     The $425,000 increase in net income for the year ended September 30, 2006 compared to the year ended September 30, 2005 was primarily due to a $574,000, or 32.3%, decrease in the provision for loan losses combined with a $132,000, or 1.0%, decrease in non-interest expense and an increase of $46,000, or 14.7%, in income tax benefit partially offset by a $230,000, or 2.0%, decrease in net interest income and a $97,000, or 2.7%, decrease in non-interest income.

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

     NET INTEREST INCOME. Net interest income is determined by the interest rate spread (the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. All yields are reported on a fully tax-equivalent basis (see the table on the prior page for a recalculation of such percentages in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rationale for the use of such non-GAAP information). The Company's average interest-rate spread was 2.38%, 2.16 % and 2.21% for the years ended September 30, 2006, 2005, and 2004, respectively. The Company's interest-rate spread was 2.22% at September 30, 2006. The Company's net interest margin (net interest income as a percentage of average interest-earning assets) was 2.37%, 2.18% and 2.23% for the years ended September 30, 2006, 2005 and 2004, respectively. The improvement in the Company's net interest margin during fiscal 2006 was a result of the implementation in the fourth quarter of fiscal 2005 of a de-leveraging strategy involving the sale of $47.5 million of various low-yielding securities, using the proceeds to repay $46.0 million in FHLB convertible advances and overnight borrowings. During fiscal 2005, the interest rate compression experienced by the Company reflected the impact on the rates paid on the Company's interest-bearing liabilities as a result of the increases in short-term interest rates. However, during fiscal 2004, the Company's margin compression primarily reflected the effects of the accelerated rate of repayments and prepayments of loans and mortgage-related securities experienced by the Company requiring it to reinvest the resulting proceeds at then current lower market rates of interest without a corresponding decrease in the rates paid on deposits and borrowings. Market rates of interest did not start to increase until the summer of 2004. Thus the full effect of the rise in interest rates was not experienced until fiscal 2005.

     For the year ended September 30, 2006, net interest income decreased to $11.1 million as compared to $11.3 million in fiscal 2005. The $230,000, or 2.0%, decrease came as a result of a $647,000, or 4.1%, decrease in interest expense partially offset by a $417,000, or 1.5%, increase in interest income. The decrease in net interest income was primarily due to the increase in the cost of funds due to the continued increase of market rates of interest on the short-term end of the yield curve which outpaced the increases in the yield on interest-earning assets.

     Net interest income decreased to $11.3 million in fiscal 2005 as compared to $11.4 million in fiscal 2004. The $123,000, or 1.1%, decrease came as a result of a $1.1 million, or 7.2%, increase in interest expense partially offset by a $933,000, or 3.6%, increase in interest income. The decrease in net interest income was primarily due to the increase in short-term interest rates impacting the rates paid on the Company's interest-bearing core deposits, certificates of deposit and floating-rate borrowings more rapidly than its interest-earning assets.

     INTEREST INCOME. The $417,000, or 1.5%, increase in total interest income during the year ended September 30, 2006 as compared to fiscal 2005 was primarily due to a $2.0 million, or 11.3%, increase in interest income on loans due to an $8.4 million, or 2.8%, increase in the average balance of the loan portfolio combined with a 49 basis point increase in the average yield earned. The increase in interest income was offset, in part, by a $1.2 million, or 18.8%, decrease in interest income from mortgage-related securities as a result of a $41.3 million, or 26.6%, decrease in the average balance of the mortgage-related securities portfolio offset, in part, by a 42 basis point increase in the yield earned. Additionally, the increase in interest income was offset, in part, by a $474,000, or 17.2%, decrease in interest income on investment securities as a result of an 18.0 million, or 28.4%, decrease in the average balance offset, in part, by an 87 basis point increase in the yield earned on such assets. The increase in interest income was primarily the result of the de-leveraging strategy implemented in the fourth quarter of fiscal 2005 combined with the cash flows from the mortgage-related and investment portfolios being reinvested at higher market interest rates.

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

     INTEREST EXPENSE. Total interest expense amounted to $16.4 million for the year ended September 30, 2006 as compared to $15.8 million for fiscal 2005. The $647,000, or 4.1%, increase in fiscal 2006 compared to fiscal 2005 reflected a $2.3 million, or 36.1%, increase in interest expense on deposits combined with a $160,000, or 8.9%, increase in interest expense on junior subordinated debentures. The increase in interest expense on deposits was due primarily to a 63 basis point increase in the average rate paid thereon and, to a lesser degree, a $3.3 million increase in the average balance of deposits. The increase in interest expense on junior subordinated debentures was due to a 76 basis point increase in the average rate paid due to the repricing of $8.0 million of junior subordinated debentures to 9.2%. Offsetting the increase in interest expense was a $1.8 million, or 23.1%, decrease in interest expense on borrowings primarily due to a $52.8 million, or 32.7%, decrease in the average balance reflecting the effects of the de-leveraging strategy. However, the decrease in interest expense on borrowings was partially offset by a 68 basis point increase in the average rate paid reflecting higher current market rates of interest. The increase in the overall cost of funds was primarily a result of the upwards repricing of deposits and floating-rate debt due to increases in market rates of interest.

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

     PROVISIONS FOR LOAN LOSSES. The Company establishes provisions for loan losses, which are charges to its operating results, in order to maintain a level of total allowance for losses that management believes covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Management performs reviews generally on a monthly basis, but at a minimum at least quarterly, in order to identify these known and inherent losses and to assess the overall collection probability for the loan portfolio. Management's reviews consist of a quantitative analysis by loan category, using historical loss experience, and consideration of a series of qualitative loss factors. For each primary type of loan, management establishes a loss factor reflecting our estimate of the known and inherent losses in each loan type using both the quantitative analysis as well as consideration of the qualitative factors. Management's evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the levels of charge-offs and recoveries, the levels of classified and special mention assets, prior loss experience, total loans outstanding, the volume of loan originations, the type, average size, terms and geographic location and concentration of loans held by the Company, the value and the nature of the collateral securing loans, the number of loans requiring heightened management oversight, general economic conditions, particularly as they relate to the Company's primary market area, and trends in market rates of interest. The amount of the allowance for loan losses is an estimate and actual losses may vary from these estimates. Furthermore, the Company's primary banking regulator periodically reviews the Company's allowance for loan losses as an integral part of the examination process. Such agency may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

     For the years ended September 30, 2006, 2005 and 2004, the provisions for loan losses were $1.2 million, $1.8 million and $300,000, respectively. For the year ended September 30, 2006, the provision for loan losses decreased $574,000, or 32.2%, to $1.2 million compared to fiscal 2005. The $1.2 million provision reflected management's assessment of a number of factors including the implementation of refinements to its rating system, the increased level of classified and criticized assets, continued growth of the commercial and multi-family real estate and commercial business loan portfolio as well as extensive discussions with the OTS examination staff in connection with their recent examination. At September 30, 2006, the Bank had $19.9 million of criticized and classified assets of which $11.7 million was classified as substandard. No assets were classified as doubtful or loss. The Company charged off $1.3 million during fiscal 2006 primarily related to the write down to fair value of a property securing a $3.3 million commercial real estate loan and a related $500,000 commercial business loan compared to $344,000 in the prior fiscal year. See Item 1, "Business - Asset Quality." At September 30, 2006, the Company's allowance for loan losses totaled $3.4 million which amounted to 1215.6% of total non-performing loans and 1.03% of gross loans receivable.

     During fiscal 2005, the Company significantly increased its provision for loan losses which reflected management's assessment of a number of factors, including, among other things, the significant increase in the level of the Company's non-performing loans including migration in the Company's classification of such assets in substandard, doubtful and special mention categories in the fiscal 2005 period, the increased level of charge-offs, the changing composition of the commercial and multi-family real estate and commercial business loan portfolios as well as discussions with the examination staff in connection with the examination of the Company by the OTS in 2005. At September 30, 2005, the Bank had $2.8 million of assets classified as substandard, $3.8 million classified as doubtful, and no assets classified as loss as well as $5.9 million identified as special mention. The Company charged off $344,000 in fiscal 2005 compared to $321,000 in the prior fiscal year. At September 30, 2005, the Company's allowance for loan losses totaled $3.5 million which amounted to 68.8% of total non-performing loans and 1.14% of gross loans receivable. During fiscal 2004, the Company lowered its provision for loan losses primarily due to its assessment of the amount of losses and charge-offs it would incur with respect to non-performing commercial real estate loans.

     NON-INTEREST INCOME. Non-interest income decreased $97,000, or 2.7% for the year ended September 30, 2006, compared to the year ended September 30, 2005. The decrease in non-interest income was primarily due to the Company experiencing only a $3,000 gain on sales of investment and mortgage-related securities in the 2006 period as compared to $709,000 for fiscal 2005. In addition, the increase in cash surrender value of the bank owned insurance experienced a slower rate of appreciation, decreasing $229,000 in fiscal 2006. The decrease in non-interest income was partially offset by the receipt of death-benefit proceeds of $567,000 from the bank owned life insurance. In addition, the Company recognized an increase of $158,000 on the sale of real estate owned properties referenced above.

     For the year ended September 30, 2005, the Company reported non-interest income of $3.6 million compared to $3.9 million for the year ended September 30, 2004, a $290,000, or 7.4%, decrease. Non-interest income in fiscal 2004 included a one-time recognition of $550,000 related to a non-recurring real estate fee. In addition, during fiscal 2005, realized gains on sale of securities declined due to market opportunities which existed in fiscal 2004 but not in fiscal 2005 partially offset by an increase in service charges and other fees. For fiscal 2005, the net gains on sale of investment and mortgage-related securities decreased $205,000 resulting from the reduction in gains due primarily to the rising interest rate environment existing throughout fiscal 2005 which reduced the values of the securities. This was partially offset by a $342,000, or 27.7%, increase in service charges due to the implementation of additional fee-based deposit services in fiscal 2004. The full effect was not experienced until fiscal 2005.

     NON-INTEREST EXPENSE. Non-interest expense include salaries and employee benefits, occupancy and equipment expense, Federal Deposit Insurance Corporation
(FDIC) deposit insurance premiums, professional fees, data processing expense, advertising, deposit processing and other items.

     Non-interest expense decreased $132,000, or 1.0%, for the year ended September 30, 2006 compared to the year ended September 30, 2005. Non-interest expense decreased in fiscal 2006 primarily due to the non-recurring pre-tax charge of $486,000 experienced in fiscal 2005 incurred as a result of the retirement of FHLB advances as part of the de-leveraging strategy. In addition, the Company experienced decreases of $131,000, or 2.2%, and $269,000, or 14.1%, in salaries and employee benefits and other non-interest expense, respectively. The decrease in other non-interest expense was primarily due to the completion of a bank-wide customer service training program during the fourth quarter of fiscal 2005. The decrease in non-interest expense was partially offset by a $457,000, or 39.4%, increase in professional fees due to professional costs incurred relating to the foreclosure proceedings of a non-performing commercial loan (See Item 1, "Business - Asset Quality") as well as additional auditing and legal fees incurred as a result of the supervisory agreement. During fiscal 2006, expenses incurred in connection with real estate operations increased $156,000 as a result of maintenance of the real estate property. In addition, the Company incurred increases of $77,000, and $62,000 in federal deposit insurance premiums and occupancy and equipment, respectively.

     Non-interest expense increased $339,000, or 2.7%, for the year ended September 30, 2005 compared to the year ended September 30, 2004 and was primarily due to a $486,000 prepayment penalty charge resulting from the retirement of certain FHLB convertible advances as part of the Company's de-leveraging strategy. The Company also experienced increases of $309,000, or 24.7%, $292,000, or 33.7%, and $105,000, or 5.8%, in occupancy and equipment, professional fees and other non-interest expense, respectively. The increase in occupancy and equipment expense was related to implementation of the Company's branch expansion plans in fiscal 2005. The increase in professional fees was due to the additional auditing and legal fees incurred as a result of complying with additional regulatory requirements combined with professional costs incurred in connection with a non-performing loan. Other non-interest expense increased due to the implementation of a training program as well as increased general administrative expenses. The increase in non-interest expense was partially offset by a $716,000, or 10.5%, decrease in compensation and employee benefit expense. During fiscal 2004, the Company funded a non-qualified supplemental retirement plan for certain executive officers and the original ESOP loan through the prepayment of the last installment due on such loan. In addition, during fiscal 2005, expenses incurred in connection real estate operations decreased $180,000. In fiscal 2004, the Company was required to fund a portion of the operations related to a non-performing loan which was sold during fiscal 2006.

     INCOME TAXES. The Company recognized income tax benefits of $359,000 and $313,000, for the years ended September 30, 2006 and 2005, respectively, compared to recognition of income tax expense of $326,000, or 12.9%, of pre-tax income, for the year ended September 30, 2004. The primary reason for the recognition of income tax benefits for fiscal 2006 and 2005 was the reduction in income before income taxes combined with the effects of non-taxable earning assets.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowings and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-related securities prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has the ability to obtain advances from the FHLBank Pittsburgh through several credit programs with the FHLB in amounts not to exceed the Bank's maximum borrowing capacity and subject to certain conditions, including holding a predetermined amount of FHLB stock as collateral. As an additional source of funds, the Company has access to the FRB discount window, but only after it has exhausted its access to the FHLB. At September 30, 2006, the Company had $86.4 million of outstanding advances and $20.8 million of overnight borrowings from the FHLBank Pittsburgh.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products and mortgage-related securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage related and investment securities. At September 30, 2006, the total of approved loan commitments outstanding amounted to $8.3 million. At the same date, commitments under unused lines of credit and loans in process on construction loans amounted to an aggregate of $51.3 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2006 totaled $118.8 million. Based upon its historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

     The OTS requires that the Bank meet minimum regulatory tangible, core, tier-1 risk-based and total risk-based capital requirements. At September 30, 2006, as a result of the supervisory agreement, the Bank is not deemed to be "well-capitalized" for purposes of the prompt corrective action regulations of the OTS even though the Bank exceeded all regulatory capital requirements and met the capital requirements for regulatory purposes. See Note 11 to the Consolidated Financial Statements set forth in Item 8 hereof.

     The Company's assets consist primarily of its investment in the Bank and investments in various corporate debt and equity instruments. Its only material source of income consists of earnings from its investment in the Bank and interest and dividends earned on other investments. The Company, as a separately incorporated holding company, has no significant operations other than serving as the sole stockholder of the Bank and paying interest to its subsidiaries, First Keystone Capital Trust I and II, for junior subordinated debt issued in conjunction with the issuance of trust preferred securities. See Note 16 to the Consolidated Financial Statements set forth in Item 8 hereof. On an unconsolidated basis, the Company has no paid employees. The expenses primarily incurred by the Company relate to its reporting obligations under the Securities Exchange Act of 1934, related expenses incurred as a publicly traded company, and expenses relating to the issuance of the trust preferred securities and the junior subordinated debentures issued in connection therewith. Management believes that the Company has adequate liquidity available to respond to its liquidity demands. Under applicable federal regulations, the Bank may pay dividends to the Company (its sole stockholder) within certain limits after obtaining the approval of the OTS. See Note 11 of the Consolidated Financial Statements set forth in Item 8 hereof.

     Under the terms of the supervisory agreement, the Company submitted a capital plan to the OTS. As part of the capital plan, which was approved by the OTS, the Company conducted a private placement of 400,000 shares of common stock, raising gross proceeds of approximately $6.5 million. The net proceeds of approximately $5.8 million will be used to reduce the amount of its outstanding trust preferred securities. The Company intends to use all of the net proceeds to redeem approximately $5.8 million of its trust preferred securities in June 2007.

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

     The Company's contractual cash obligations as of September 30, 2006 are as follows:

                                                  PAYMENTS DUE BY PERIOD:
                                 --------------------------------------------------------
                                            LESS THAN                           MORE THAN
                                   TOTAL      1 YEAR    1-3 YEARS   3-5 YEARS    5 YEARS
                                 --------   ---------   ---------   ---------   ---------
                                                  (DOLLARS IN THOUSANDS)
FHLB borrowings                  $107,647    $21,314     $10,690     $75,532     $   111
Junior subordinated debentures     22,365        882          --          --      21,483
Operating leases                    3,633        322         681         391       2,239
Purchased letters of credit         4,136      4,136          --          --          --
                                 --------    -------     -------     -------     -------
   Total obligations             $137,781    $26,654     $11,371     $75,923     $23,833
                                 ========    =======     =======     =======     =======

OFF-BALANCE-SHEET OBLIGATIONS

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments (see Note 1 of the Consolidated Financial Statements set forth in Item 8 hereof).

     The Company's outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed portions of construction loans as of September 30, 2006 are as follows:

                                                       LESS THAN                           MORE THAN
                                              TOTAL      1 YEAR    1-3 YEARS   3-5 YEARS    5 YEARS
                                             -------   ---------   ---------   ---------   ---------
                                                              (DOLLARS IN THOUSANDS)
Lines of credit(1)                           $39,866    $ 12,004      $ 387      $1,278     $26,197
Letters of credit                                367         329         38          --          --
Other commitments to originate loans           4,637       4,637         --          --          --
Undisbursed portions of construction loans    11,850       2,686      9,130          34          --
                                             -------     -------     ------      ------     -------
   Total                                     $56,720     $19,656     $9,555      $1,312     $26,197
                                             =======     =======     ======      ======     =======

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

     On November 3, 2005, the FASB issued FASB Staff Position ("FSP") Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", and supersedes EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The guidance in this FSP amends SFAS Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The FSP is effective for reporting periods beginning after December 15, 2005. The Company adopted this guidance on January 1, 2006 and it did not have a significant impact on the Company's consolidated financial statements.

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

(DELOITTE(R) LOGO)                                   Deloitte Touche LLP
                                                     1700 Market Street
                                                     Philadelphia, PA 19103-3984

                                                     Tel: 215-246-2300
                                                     Fax: 215-569-2441
                                                     www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES - MEDIA, PENNSYLVANIA:

We have audited the accompanying consolidated statements of financial condition of First Keystone Financial, Inc. and Subsidiaries (the "Company") as of September 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Keystone Financial, Inc. and Subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, in 2004, the Company applied the provisions of Financial Accounting Standards Board Interpretation No. 46(R).

(DELOITTE & TOUCHE LLP)

December 28, 2006

                                        Member of
                                        DELOITTE TOUCHE TOHMATSU

FIRST KEYSTONE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           SEPTEMBER 30,
                                                        -------------------
                                                          2006        2005
                                                        --------   --------
ASSETS
Cash and amounts due from depository institutions       $  4,072   $  8,321
Interest-bearing deposits with depository institutions     8,715      7,834
                                                        --------   --------
   Total cash and cash equivalents                        12,787     16,155
Investment securities available for sale                  33,386     37,019
Mortgage-related securities available for sale            70,030     67,527
Loans held for sale                                        1,334         41
Investment securities held to maturity - at amortized
   cost (approximate fair value of $3,268 and $4,290
   September 30, 2006 and 2005, respectively)              3,257      4,267
Mortgage-related securities held to maturity - at
   amortized cost (approximate fair value of $37,163
   and $45,679 at September 30, 2006 and 2005,
   respectively)                                          38,355     46,654
Loans receivable (net of allowance for loan losses of
   $3,367 and $3,475 at September 30, 2006 and 2005,
   respectively)                                         323,220    301,979
Accrued interest receivable                                2,667      2,435
Real estate owned                                          2,450        760
FHLBank stock, at cost                                     6,233      9,499
Office properties and equipment, net                       4,643      4,782
Deferred income taxes                                      2,281      2,008
Cash surrender value of life insurance                    16,624     16,835
Prepaid expenses and other assets                          5,693      8,163
                                                        --------   --------
   Total Assets                                         $522,960   $518,124
                                                        ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits
      Non-interest-bearing                              $ 17,232   $ 18,001
      Interest-bearing                                   341,584    331,693
                                                        --------   --------
         Total deposits                                  358,816    349,694
   Advances from FHLBank and other borrowings            107,241    113,303
   Junior subordinated debentures                         21,483     21,520
   Accrued interest payable                                2,164      1,870
   Advances from borrowers for taxes and insurance           866        839
   Accounts payable and accrued expenses                   3,731      2,705
                                                        --------   --------
      Total liabilities                                  494,301    489,931
                                                        --------   --------
Commitments and contingencies (see Note 13)
Stockholders' Equity:
   Preferred stock, $.01 par value, 10,000,000 shares
      authorized; none issued
   Common stock, $.01 par value, 20,000,000 shares
      authorized; issued 2,712,556 shares;
      outstanding at September 30, 2006 and 2005,
      2,027,928 and 2,023,534 shares, respectively            27         27
Additional paid-in capital                                12,974     12,920
Employee stock ownership plan                             (3,089)    (3,185)
Treasury stock at cost: 684,628 and 689,022 shares at
   September 30, 2006 and 2005, respectively             (10,522)   (10,590)
Accumulated other comprehensive loss                        (787)      (209)
Retained earnings-partially restricted                    30,056     29,230
                                                        --------   --------
   Total stockholders' equity                             28,659     28,193
                                                        --------   --------
Total Liabilities and Stockholders' Equity              $522,960   $518,124
                                                        ========   ========

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            YEAR ENDED SEPTEMBER 30,
                                                      ------------------------------------
                                                         2006         2005         2004
                                                      ----------   ----------   ----------
INTEREST INCOME:
Interest and fees on loans                            $   19,956   $   17,926   $   17,529
Interest and dividends on:
   Mortgage-related securities                             5,054        6,223        5,298
   Investment securities:
      Taxable                                              1,196        1,491        2,127
      Tax-exempt                                             711          755          842
      Dividends                                              379          514          271
   Interest-bearing deposits                                 197          167           76
                                                      ----------   ----------   ----------
         Total interest income                            27,493       27,076       26,143
                                                      ----------   ----------   ----------
INTEREST EXPENSE:
Interest on:
   Deposits                                                8,547        6,280        5,910
   FHLBank advances and other borrowings                   5,914        7,694        7,126
   Junior subordinated debentures                          1,954        1,794        1,676
                                                      ----------   ----------   ----------
         Total interest expense                           16,415       15,768       14,712
                                                      ----------   ----------   ----------
Net interest income                                       11,078       11,308       11,431
Provision for loan losses                                  1,206        1,780          300
                                                      ----------   ----------   ----------
Net interest income after provision for loan losses        9,872        9,528       11,131
                                                      ----------   ----------   ----------
NON-INTEREST INCOME:
Service charges and other fees                             1,560        1,577        1,235
Net gain on sale of:
   Investments and mortgage-related securities                 3          709          914
   Loans held for sale                                       157           93           54
   Real estate owned                                         178           20           --
Proceeds from life insurance                                 567           --           --
Increase in cash surrender value of life insurance           600          725          731
Other real estate fees                                        --           --          550
Other income                                                 447          485          415
                                                      ----------   ----------   ----------
         Total non-interest income                         3,512        3,609        3,899
                                                      ----------   ----------   ----------
NON-INTEREST EXPENSE:
Salaries and employee benefits                             5,960        6,091        6,807
Occupancy and equipment                                    1,624        1,562        1,253
Professional fees                                          1,616        1,159          867
Federal deposit insurance premium                            125           48           53
Operations of real estate owned                              162            6          186
Data processing                                              533          526          478
Advertising                                                  444          413          423
Deposit processing                                           602          638          628
Prepayment penalty on FHLB advances                           --          486           --
Other                                                      1,642        1,911        1,806
                                                      ----------   ----------   ----------
         Total non-interest expense                       12,708       12,840       12,501
                                                      ----------   ----------   ----------
Income before income tax (benefit) expense                   676          297        2,529
Income tax (benefit) expense                                (359)        (313)         326
                                                      ----------   ----------   ----------
         Net income                                   $    1,035   $      610   $    2,203
                                                      ==========   ==========   ==========
Earnings per common share:
   Basic                                              $     0.55   $     0.33   $     1.21
   Diluted                                            $     0.54   $     0.33   $     1.14
   Weighted average shares - basic                     1,892,510    1,842,434    1,820,137
   Weighted average shares - diluted                   1,912,282    1,871,401    1,937,612

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
(DOLLARS IN THOUSANDS)

                                                                                       ACCUMULATED
                                                                  EMPLOYEE                OTHER       RETAINED
                                                     ADDITIONAL    STOCK              COMPREHENSIVE   EARNINGS-      TOTAL
                                             COMMON    PAID-IN   OWNERSHIP  TREASURY      INCOME      PARTIALLY  STOCKHOLDERS'
                                              STOCK    CAPITAL      PLAN      STOCK       (LOSS)     RESTRICTED      EQUITY
                                             ------  ----------  ---------  --------  -------------  ----------  -------------
Balance at October 1, 2003                     $27    $13,430     $  (830)  $(11,378)    $ 3,069      $28,070      $ 32,388
                                               ---    -------     -------   --------     -------      -------      --------
Comprehensive income:
Net income                                      --         --          --         --          --        2,203         2,203
Other comprehensive income, net of tax:
   Net unrealized loss on securities
      Net of reclassification adjustment(1)     --         --          --         --      (1,335)          --        (1,335)
                                               ---    -------     -------   --------     -------      -------      --------
   Comprehensive income                         --         --          --         --          --           --           868
                                               ---    -------     -------   --------     -------      -------      --------
ESOP stock committed to be released             --         --         220         --          --           --           220
Common stock acquired by stock benefit plan     --         --      (2,579)        --          --           --        (2,579)
Excess of fair value above cost of ESOP
   shares committed to be released              --        417          --         --          --           --           417
Exercise of stock options                       --       (238)         --        804          --           --           566
Purchase of treasury stock                      --         --          --     (1,339)         --           --        (1,339)
Dividends paid                                  --         --          --         --          --         (843)         (843)
                                               ---    -------     -------   --------     -------      -------      --------
Balance at September 30, 2004                  $27    $13,609     $(3,189)  $(11,913)    $ 1,734      $29,430      $ 29,698
                                               ===    =======     =======   ========     =======      =======      ========
Comprehensive income:
Net income                                      --         --          --         --          --          610           610
Other comprehensive income, net of tax:
   Net unrealized loss on securities
      Net of reclassification adjustment(1)     --         --          --         --      (1,943)          --        (1,943)
                                               ---    -------     -------   --------     -------      -------      --------
   Comprehensive loss                           --         --          --         --          --           --        (1,333)
                                               ---    -------     -------   --------     -------      -------      --------
ESOP stock committed to be released             --         --          76         --          --           --            76
Common stock acquired by stock benefit plan     --         --         (72)        --          --           --           (72)
Excess of fair value above cost of ESOP
   shares committed to be released              --         88          --         --          --           --            88
Exercise of stock options                       --       (777)         --      1,433          --           --           656
Purchase of treasury stock                      --         --          --       (110)         --           --          (110)
Dividends paid                                  --         --          --         --          --         (810)         (810)
                                               ---    -------     -------   --------     -------      -------      --------
Balance at September 30, 2005                  $27    $12,920     $(3,185)  $(10,590)    $  (209)     $29,230      $ 28,193
                                               ===    =======     =======   ========     =======      =======      ========
Comprehensive income:
Net income                                      --         --          --         --          --        1,035         1,035
Other comprehensive income, net of tax:
   Net unrealized loss on securities
      Net of reclassification adjustment(1)     --         --          --         --        (578)          --          (578)
                                               ---    -------     -------   --------     -------      -------      --------
   Comprehensive income                         --         --          --         --          --           --           457
                                               ---    -------     -------   --------     -------      -------      --------
ESOP stock committed to be released             --         --          96         --          --           --            96
Excess of fair value above cost of ESOP
   shares committed to be released              --         50          --         --          --           --            50
Exercise of stock options                       --        (21)         --         68          --           --            47
Share-based compensation                        --         25          --         --          --           --            25
Dividends paid                                  --         --          --         --          --         (209)         (209)
                                               ---    -------     -------   --------     -------      -------      --------
Balance at September 30, 2006                  $27    $12,974     $(3,089)  $(10,522)    $  (787)     $30,056      $ 28,659
                                               ===    =======     =======   ========     =======      =======      ========

(1)  Disclosure of reclassification amount, net of tax for the years ended:

                                                                          2006     2005      2004
                                                                         -----   -------   -------
Net unrealized depreciation arising during the year                      $(580)  $(2,411)  $(1,938)
Less: reclassification adjustment for net gains included in net income
      (net of tax $1, $241 and $311, respectively)                           2       468       603
                                                                         -----   -------   -------
Net unrealized loss on securities                                        $(578)  $(1,943)  $(1,335)
                                                                         =====   =======   =======

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                           YEAR ENDED SEPTEMBER 30,
                                                                      ---------------------------------
                                                                         2006        2005        2004
                                                                      ---------   ---------   ---------
OPERATING ACTIVITIES:
   Net income                                                         $   1,035   $     610   $   2,203
      Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
      Provision for depreciation and amortization                           535         534         473
      Amortization of premiums and discounts                                310         582         540
      Decrease (increase) in cash surrender value of life insurance        (600)       (725)       (745)
         (Gain) loss on sales of:
         Loans held for sale                                               (157)        (93)        (54)
         Investment securities available for sale                           (46)     (1,499)       (619)
         Mortgage-related securities available for sale                      43         790        (295)
         Real estate owned                                                 (178)        (20)         --
      Provision for loan losses                                           1,206       1,780         300
      Amortization of ESOP                                                  146         164         637
      Deferred income taxes                                                  25         (81)       (550)
      Share-based compensation                                               25          --          --
      Insurance proceeds on real estate owned                                --          29          --
      Changes in assets and liabilities which provided (used) cash:
         Origination of loans held for sale                              (6,063)    (13,620)     (9,671)
         Loans sold in the secondary market                               4,770      13,751       9,814
         Accrued interest receivable                                       (232)        142          77
         Prepaid expenses and other assets                                2,470       2,532      (6,779)
         Accrued interest payable                                           294          87         (16)
         Accrued expenses                                                 1,026         668      (1,379)
                                                                      ---------   ---------   ---------
            Net cash provided by (used in) operating activities           4,609       5,631      (6,064)
                                                                      ---------   ---------   ---------
INVESTING ACTIVITIES:
   Loans originated                                                    (141,352)   (130,133)   (130,824)
   Purchases of:
      Investment securities available for sale                             (444)     (9,700)     (8,579)
      Mortgage-related securities available for sale                    (18,353)    (41,934)    (22,329)
      Mortgage-related securities held to maturity                           --     (18,591)    (37,856)
   Redemption (purchase) of FHLB stock                                    3,266         328      (1,533)
   Proceeds from life insurance                                             811          --          --
   Proceeds from sales of investment and mortgage-related
      securities available for sale                                       4,559      74,056      16,485
   Proceeds from sales of real estate owned                               1,188         435         376
   Principal collected on loans                                         116,309     130,830     116,894
   Proceeds from maturities, calls or repayments of:
      Investment securities available for sale                              590       3,527      13,454
      Investment securities held to maturity                              1,000       1,000       1,000
      Mortgage-related securities available for sale                     13,760      28,006      40,344
      Mortgage-related securities held to maturity                        8,160       9,110       3,924
   Purchase of property and equipment                                      (396)     (1,041)     (1,321)
                                                                      ---------   ---------   ---------
            Net cash (used in) provided by investing activities         (10,902)     45,893      (9,965)
                                                                      ---------   ---------   ---------
FINANCING ACTIVITIES:
   Net increase (decrease) in deposit accounts                            9,122       4,814     (17,725)
   Net (decrease) increase in FHLB advances and other borrowings         (6,062)    (57,846)     34,877
   Net increase (decrease) in advances from borrowers for taxes and
      insurance                                                              27          24        (143)
   Common stock acquired by ESOP                                             --         (72)     (2,579)
   Proceeds from exercise of stock options                                   47         656         566
   Purchase of treasury stock                                                --        (110)     (1,339)
   Cash dividends                                                          (209)       (810)       (843)
                                                                      ---------   ---------   ---------
            Net cash (used in) provided by financing activities           2,925     (53,344)     12,814
                                                                      ---------   ---------   ---------
Decrease in cash and cash equivalents                                    (3,368)     (1,820)     (3,215)
Cash and cash equivalents at beginning of year                           16,155      17,975      21,190
                                                                      ---------   ---------   ---------
Cash and cash equivalents at end of year                              $  12,787   $  16,155   $  17,975
                                                                      =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
   Cash payments for interest on deposits and borrowings              $  16,121   $  15,681   $  14,362
   Cash (refunds) payments of income taxes                                 (374)        654         959
   Fair value adjustment to investments available for sale                   --          --       1,074
   Transfer of loans held for sale to loan portfolio                         --          --       4,186
   Transfers of loans receivable into real estate owned                   2,700          --         153

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   NATURE OF OPERATIONS AND ORGANIZATION STRUCTURE

     The primary business of First Keystone Financial, Inc. (the "Company") is to act as the holding company for its principal wholly owned subsidiary, First Keystone Bank (the "Bank"), a federally chartered stock savings association founded in 1934. The Bank has the following four wholly owned subsidiaries: FKF Management Corp., Inc. which manages investment securities, First Chester Services, Inc. and First Pointe, Inc. which acquire certain loans, real estate and other assets in satisfaction of debts previously contracted by the Bank, and State Street Services Corporation, which holds a 51% interest in First Keystone Insurance Services ("First Keystone Insurance"), an insurance agency, which is consolidated into the Company's financial statements. The Company's capital trusts, First Keystone Capital Trust I and First Keystone Capital Trust II, collectively, the ("Issuing Trusts") are not consolidated with the accounts of the Company as discussed in Note 2. The Issuer Trusts were formed in connection with the issuance of trust preferred securities.

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

     In 2004, upon adoption of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46 and FIN 46(R), the "Issuing Trusts" are not consolidated with the accounts of the Company.

     Intercompany accounts and transactions have been eliminated in consolidation.

     SEGMENT ACCOUNTING

     The Company evaluated Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," and determined the Company operates in two segments: Banking and Insurance Services.

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

     SECURITIES HELD TO MATURITY AND SECURITIES AVAILABLE FOR SALE

     Securities held to maturity are carried at amortized cost. Securities are designated as held to maturity only if the Company has the positive intent and ability to hold these securities to maturity. Securities available for sale are carried at fair value with the resulting unrealized gains or losses recorded in equity, net of tax. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security. For the years ended September 30, 2006 and 2005, the Company did not maintain a trading portfolio.

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

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

     On November 3, 2005, the FASB issued FASB Staff Position ("FSP") Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", and supersedes EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The guidance in this FSP amends SFAS Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The FSP is effective for reporting periods beginning after December 15, 2005. The Company adopted this guidance on January 1, 2006 and it did not have a significant impact on the Company's consolidated financial statements.

     ALLOWANCE FOR LOAN LOSSES

     An allowance for loan losses is maintained at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent losses in the loan portfolio that are both probable and reasonably estimated. The Company is constantly reviewing the methodology, conducting assessments and redefining the process to determine the appropriate level of allowance for loan losses. In establishing the allowance for loan losses, management must use a large degree of judgment in (i) assigning individual loans to specific risk levels (pass, special mention, substandard, doubtful and loss), (ii) valuing the underlying collateral securing the loans,
(iii) determining the appropriate reserve factor to be applied to specific risk levels for criticized and classified loans (special mention, substandard, doubtful and loss) and (iv) determining reserve factors to be applied to pass loans based upon loan type. Management reviews the allowance for loan losses generally on a monthly basis, but at a minimum at least quarterly. To the extent that loans change risk levels, collateral values change or reserve factors change, the Company may need to adjust its provision for loan losses which would impact earnings. In this framework, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included, among other things, in these qualitative factors are past loss experience, the type and volume of loans, changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries, national and local economic conditions, concentrations of credit, and the effect of external factors on the level of estimated credit losses in the current portfolio. While management uses the best information available to make such evaluation, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

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

     Loans secured by residential real estate, including home equity and home equity lines of credit, are classified as nonaccrual at 90 days past due. Loans other than consumer loans are charged-off based on the facts and circumstances of the individual loan. Consumer loans are generally charged-off in the month they become 180 days past due.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     MORTGAGE BANKING ACTIVITIES

     The Company originates mortgage loans held for investment and for sale. At origination, the mortgage loan is identified as either held for sale or for investment. Mortgage loans held for sale are carried at the lower of cost or forward committed contracts (which approximates market).

     At September 30, 2006, 2005 and 2004, loans serviced for others totaled approximately $51,145, $55,378 and $50,862, respectively. Servicing loans for others consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures. Loan servicing income is recorded when earned and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. The Company has fiduciary responsibility for related escrow and custodial funds aggregating approximately $345 and $451 at September 30, 2006 and 2005, respectively.

     The Company assesses the retained interest in the servicing asset or liability associated with the sold loans based on the relative fair values. The servicing asset or liability is amortized in proportion to and over the period during which estimated net servicing income or net servicing loss, as appropriate, will be received. Assessment of the fair value of the retained interest is performed on a quarterly basis. At September 30, 2006 and 2005, mortgage servicing rights totaling $314 and $288, respectively, were included in other assets.

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

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     CASH SURRENDER VALUE OF LIFE INSURANCE

     The Bank funded the purchase of insurance policies on the lives of certain officers and employees of the Bank. The Bank has recognized any increase in cash surrender value of life insurance, net of insurance costs, in the consolidated statements of income. The cash surrender value of the insurance policies is recorded as an asset in the statements of financial condition. For the year ended September 30, 2006, the Company recognized the receipt of death-benefit proceeds of $567 from the Company's bank owned life insurance policies.

     INTEREST RATE RISK

     At September 30, 2006 and 2005, the Company's assets consisted primarily of assets that earned interest at either adjustable or fixed interest rates and the average life of which is longer term. At September 30, 2006, the Bank had interest-earning assets of approximately $487.5 million having a weighted average effective yield of 5.99% and interest-bearing liabilities of approximately $487.5 million with a weighted average cost of 3.77%. These assets were funded primarily with shorter term liabilities that have interest rates which vary over time with market rates and, in some cases, certain call features that are affected by changes in market rates of interest. The shorter duration of the interest-sensitive liabilities indicates that the Company is exposed to interest rate risk because, in a rising rate environment, liabilities will be repricing faster at higher interest rates, thereby reducing the market value of long-term assets and net interest income.

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

                                             YEAR ENDED SEPTEMBER 30,
                                        ---------------------------------
                                           2006        2005        2004
                                        ---------   ---------   ---------
Average common shares outstanding       1,892,510   1,842,434   1,820,137
Increase in shares due to options          19,772      28,967     117,475
                                        ---------   ---------   ---------
Adjusted shares outstanding - diluted   1,912,282   1,871,401   1,937,612
                                        =========   =========   =========

     For the year ended September 30, 2006, 2,221 outstanding options were anti-dilutive. For the years ended September 30, 2005 and 2004, there were no outstanding options that were anti-dilutive.

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

     ACCOUNTING FOR STOCK OPTIONS

     On October 1, 2005, the Company adopted SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS No. 123(R)) using the modified prospective application transition method. This Statement requires an entity to recognize the cost of employee services received in exchange for an award of equity investment based on grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Upon adoption of SFAS No. 123R, the Company was required to recognize compensation expense for the fair value of stock options that are granted or vested after that date. The revised Statement generally requires that an entity account for those transactions using the fair-value based method and eliminates an entity's ability to account for share-based compensation transactions using the intrinsic value method of accounting provided in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which was permitted under SFAS No. 123, as originally issued. Prior to October 1, 2005, the Company did not recognize employee equity-based compensation costs in net income. The remaining unrecognized compensation cost relating to non-vested stock based compensation

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

awards at September 30, 2006 was $55. The weighted average remaining life for these awards is 4.7 years.

     The adoption of SFAS No. 123R had the following impact on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting:

                                             YEAR ENDED SEPTEMBER 30,
                                        ---------------------------------
                                           2006        2005        2004
                                        ---------   ---------   ---------
Net income, as reported                  $1,035       $ 610      $2,203
Add: Total stock-based employee
   compensation expense included in
   reported net income (net of tax)          17          --          --
Deduct: Total stock-based employee
   compensation expense determined
   under fair value method (net of
   tax)                                     (17)        (17)        (20)
                                         ------       -----      ------
Pro forma net income                     $1,035       $ 593      $2,183
                                         ======       =====      ======
Net income per common and common
   equivalent share:
Earnings per common share - diluted
  - As reported                          $ 0.54       $0.33      $ 1.14
  - Pro forma                              0.54        0.33        1.13
Weighted average fair value of
   options granted during the period        N/A       $7.30         N/A

     The binomial option-pricing model was used to determine the fair value of options at the grant date. No grants were made in fiscal 2004 and 2006. Significant assumptions used to calculate the above fair value of the awards are as follows:

                                        SEPTEMBER 30,
                                    --------------------
                                    2006    2005    2004
                                    ----   -----   -----
Risk-free interest rate of return    N/A   4.04%    N/A
Expected option life (months)        N/A    120     N/A
Expected volatility                  N/A     34%    N/A
Expected dividends                   N/A    2.2%    N/A

     OTHER COMPREHENSIVE INCOME

     The Company presents as a component of comprehensive income the amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly as an adjustment to stockholders' equity.

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS

     In April 2004, the FASB issued SFAS Statement No.149, "Amendment of Statement No.133 on Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivatives embedded in other contracts and hedging activities. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138 and interpreted by the FASB and the Derivative Implementation Group through Statement 133 Implementation Issues, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. In accordance with SFAS No. 149 and SFAS No. 133, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company's derivative instruments outstanding during fiscal year ended September 30, 2006 included commitments to fund loans held-for-sale and forward loan sale agreements. At September 30, 2006, the Company did not have any embedded derivatives and did not employ hedging activities.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     STATEMENT OF CASH FLOWS

     For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits with depository institutions. The Company is required to maintain certain balances at the Federal Reserve Bank of Philadelphia which amounted to $520.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155.") SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year beginning after September 15, 2006 (October 1, 2007 for the Company) and is not expected to have a material impact on the Company's consolidated financial statements.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140," ("SFAS No. 156"). SFAS No. 156 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations prescribed by SFAS No.
156. All separately recognized servicing assets and servicing liabilities are to be initially measured at fair value, if practicable, and SFAS No. 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The requirements for recognition and initial measurement of servicing assets and servicing liabilities should be applied prospectively to all transactions after the effective date of this statement. The Company adopted SFAS No. 156 for the fiscal year which began on October 1, 2006 and the Company believes it will not have a material effect on the Company's financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact of this pronouncement but does not expect that the guidance will have a material effect on the Company's financial position or results of operations.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)." For defined benefit post-retirement plans, SFAS 158 requires that the funded status be recognized in the statement of financial position, that assets and obligations that determine funded status be measured as of the end of the employer's fiscal year, and that changes in funded status be recognized in comprehensive income in the year the changes occur. SFAS 158 does not change the amount of net periodic benefit cost included in net income or address measurement issues related to defined benefit post-retirement plans. The requirement to recognize funded status is effective for fiscal years ending after December 15, 2006. The requirement to measure assets and obligations as of the end of the employer's fiscal year is effective for fiscal years ending after December 15, 2008. The Company is assessing SFAS No. 158 and its impact on shareholders' equity, if any, and on the Company's financial position or results of operations.

     In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 or October 1, 2008 for the Company. The Company is currently evaluating the impact of this pronouncement.

     In September 2006, the SEC Staff issued Staff Accounting Bulletin No.108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. This guidance is effective for the calendar year ending 2006. In the year of adoption, the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. The Company is currently evaluating the impact of SAB No. 108.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the September 30, 2005 and 2004 consolidated financial statements to conform to the September 30, 2006 presentation. Such reclassifications had no impact on the reported net income.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3.   INVESTMENT SECURITIES

     The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

                                                         SEPTEMBER 30, 2006
                              -----------------------------------------------------------------------
                                               GROSS UNREALIZED        GROSS         APPROXIMATE FAIR
                              AMORTIZED COST         GAIN         UNREALIZED LOSS         VALUE
                              --------------   ----------------   ---------------   -----------------
Available for Sale:
   U.S. Government bonds
      1 to 5 years                $ 2,000            $ --              $ (24)            $ 1,976
   Municipal obligations
      5 to 10 years                 1,010              21                 --               1,031
      Over 10 years                 8,910             181                (15)              9,076
   Corporate bonds
      1 to 5 years                  1,000              39                 --               1,039
      5 to 10 years                 2,000              --               (183)              1,817
      Over 10 years                 7,941              11                (39)              7,913
   Mutual funds                     9,229              --               (276)              8,953
   Other equity investments         1,040             547                 (6)              1,581
                                  -------            ----              -----             -------
      Total                       $33,130            $799              $(543)            $33,386
                                  =======            ====              =====             =======
Held to Maturity:
   Municipal obligations
      5 to 10 years               $ 3,257            $ 11              $  --             $ 3,268
                                  =======            ====              =====             =======

     Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at September 30, 2006.

                                  LOSS POSITION             LOSS POSITION
                               LESS THAN 12 MONTHS       12 MONTHS OR LONGER              TOTAL
                             -----------------------   -----------------------   -----------------------
                                          UNREALIZED                UNREALIZED                UNREALIZED
                             FAIR VALUE     LOSSES     FAIR VALUE     LOSSES     FAIR VALUE     LOSSES
                             ----------   ----------   ----------   ----------   ----------   ----------
U.S. Government and agency
   bonds                       $   --        $ --       $ 1,976       $ (24)       $ 1,976      $ (24)
Corporate bonds                 5,201         (18)        3,439        (204)         8,640       (222)
Municipal bonds                   348          --           985         (15)         1,333        (15)
Mutual funds                                              8,952        (276)         8,952       (276)
Equity                             56          (6)           --          --             56         (6)
                               ------        ----       -------       -----        -------      -----
Total                          $5,605        $(24)      $15,352       $(519)       $20,957      $(543)
                               ======        ====       =======       =====        =======      =====

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     At September 30, 2006, investment securities in a gross unrealized loss position for twelve months or longer consist of seven securities having an aggregate depreciation of 3.3% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. Mutual funds in an unrealized loss position for 12 months or longer consist of two funds primarily invested in asset-backed securities and have an aggregate depreciation of 3.0%. The Company has the ability and intent to hold these securities until such time as the value recovers. Management does not believe any individual unrealized loss as of September 30, 2006 represents an other-than-temporary impairment.

     The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

                                                         SEPTEMBER 30, 2005
                              -----------------------------------------------------------------------
                                               GROSS UNREALIZED        GROSS         APPROXIMATE FAIR
                              AMORTIZED COST         GAIN         UNREALIZED LOSS         VALUE
                              --------------   ----------------   ---------------   -----------------
Available for Sale:
   U.S. Government bonds
      5 to 10 years                $ 1,997          $   --             $ (18)            $ 1,979
   Municipal obligations
      5 to 10 years                    130               4                --                 134
      Over 10 years                 12,633             494               (18)             13,109
   Corporate bonds
      1 to 5 years                   1,000              71                --               1,071
      5 to 10 years                  2,000              --               (47)              1,953
      Over 10 years                  7,990              34               (19)              8,005
   Asset-backed securities
      1 to 5 years                     590               3                --                 593
   Mutual funds                      8,846              --              (253)              8,593
   Other equity investments            978             604                --               1,582
                                   -------          ------             -----             -------
      Total                        $36,164          $1,210             $(355)            $37,019
                                   =======          ======             =====             =======
Held to Maturity:
   Municipal obligations
      5 to 10 years                $ 3,259          $   28             $  --             $ 3,287
   Corporate bonds
      Less than 1 year               1,008              --                (5)              1,003
                                   -------          ------             -----             -------
      Total                        $ 4,267          $   28             $  (5)            $ 4,290
                                   =======          ======             =====             =======

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at September 30, 2005.

                                  LOSS POSITION             LOSS POSITION
                               LESS THAN 12 MONTHS       12 MONTHS OR LONGER              TOTAL
                             -----------------------   -----------------------   -----------------------
                                          UNREALIZED                UNREALIZED                UNREALIZED
                             FAIR VALUE     LOSSES     FAIR VALUE     LOSSES     FAIR VALUE     LOSSES
                             ----------   ----------   ----------   ----------   ----------   ----------
U.S. Government and agency
   bonds                       $1,979        $(18)       $    --      $  --        $ 1,979      $ (18)
Corporate bonds                 2,642         (24)         1,953        (47)         4,595        (71)
Municipal bonds                   983         (18)            --         --            983        (18)
Mutual funds                       --          --          8,593       (253)         8,593       (253)
                               ------        ----        -------      -----        -------      -----
Total                          $5,604        $(60)       $10,546      $(300)       $16,150      $(360)
                               ======        ====        =======      =====        =======      =====

     For the years ended September 30, 2006, 2005 and 2004, proceeds from sales of investment securities available for sale amounted to $2,893, $32,282 and $9,986, respectively. For such periods, gross realized gains on sales amounted to $46, $1,957 and, $1,754, respectively, while gross realized losses amounted to $0, $458 and $61, respectively. The tax provision applicable to these net realized gains amounted to $16, $510 and $576, respectively. Gains are realized and recorded on the specific identification method.

4.   MORTGAGE-RELATED SECURITIES

     Mortgage-related securities available for sale and held to maturity are summarized as follows:

                                                         SEPTEMBER 30, 2006
                                         -------------------------------------------------
                                                        GROSS        GROSS
                                         AMORTIZED   UNREALIZED   UNREALIZED   APPROXIMATE
                                            COST        GAIN         LOSS       FAIR VALUE
                                         ---------   ----------   ----------   -----------
Available for Sale:
   FHLMC pass-through certificates        $ 7,290        $ 1       $   (67)      $ 7,224
   FNMA pass-through certificates          28,037         34          (474)       27,597
   GNMA pass-through certificates           2,966          4           (63)        2,907
   Collateralized mortgage obligations     33,188         24          (910)       32,302
                                          -------        ---       -------       -------
      Total                               $71,481        $63       $(1,514)      $70,030
                                          =======        ===       =======       =======
Held to Maturity:
   FHLMC pass-through certificates        $14,376        $ 6       $  (450)      $13,932
   FNMA pass-through certificates          23,826          3          (751)       23,078
   Collateralized mortgage obligations        153         --            --           153
                                          -------        ---       -------       -------
      Total                               $38,355        $ 9       $(1,201)      $37,163
                                          =======        ===       =======       =======

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Provided below is a summary of mortgage-related securities available for sale and held to maturity which were in an unrealized loss position at September 30, 2006.

                               LOSS POSITION             LOSS POSITION
                            LESS THAN 12 MONTHS       12 MONTHS OR LONGER              TOTAL
                          -----------------------   -----------------------   -----------------------
                                       UNREALIZED                UNREALIZED                UNREALIZED
                          FAIR VALUE     LOSSES     FAIR VALUE    LOSSES      FAIR VALUE     LOSSES
                          ----------   ----------   ----------   ----------   ----------   ----------
Pass-through
   certificates             $14,955      $(104)       $55,887     $(1,701)     $ 70,842     $(1,805)
Collateralized
   mortgage obligations          --          --        31,965        (910)       31,965        (910)
                            -------      -----        -------     -------      --------     -------
Total                       $14,955      $(104)       $87,852     $(2,611)     $102,807     $(2,715)
                            =======      =====        =======     =======      ========     =======

     At September 30, 2006, mortgage-related securities in a gross unrealized loss position for twelve months or longer consist of fifty-four securities having an aggregate depreciation of 2.9% from the Company's amortized cost basis. Management does not believe any individual unrealized loss as of September 30, 2006 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and private institutions. Management believes that market value fluctuations in these securities are dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk associated with these securities, rather than from the deterioration of the creditworthiness of the issuer. Accordingly, management does not believe that any individual unrealized loss as of September 30, 2006 represents an other-than-temporary impairment. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs or until the securities mature.

     Mortgage-related securities available for sale and held to maturity are summarized as follows:

                                                         SEPTEMBER 30, 2006
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
                                          =======        ===       =======       =======

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     For the years ended September 30, 2006, 2005 and 2004, proceeds from sales of mortgage-related securities available for sale amounted to $1,666, $41,774 and $7,174, respectively. Gross realized gains amounted to $0, $0 and $299 for the years ended September 30, 2006, 2005 and 2004, respectively. Gross realized losses amounted to $43, $790 and $4 for the years ended September 30, 2006, 2005 and 2004 respectively. The tax provision (benefit) applicable to these net realized gains and losses amounted to $(15), $(269) and $100 for the years ended September 30, 2006, 2005 and 2004, respectively. Gains and losses are realized and recorded on the specific identification method.

     Mortgage-related securities with aggregate carrying values of $22,224 and $18,783 were pledged as collateral at September 30, 2006 and 2005, respectively, for municipal deposits, treasury tax, loan processing and financings (see Note
8).

5.   ACCRUED INTEREST RECEIVABLE

     The following is a summary of accrued interest receivable by category:

                               SEPTEMBER 30,
                              ---------------
                               2006     2005
                              ------   ------
Loans                         $1,816   $1,456
Mortgage-related securities      426      448
Investment securities            425      531
                              ------   ------
   Total                      $2,667   $2,435
                              ======   ======

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6.   LOANS RECEIVABLE

     Loans receivable consist of the following:

                                     SEPTEMBER 30,
                                  -------------------
                                    2006       2005
                                  --------   --------
Single-family                     $144,760   $149,237
Construction and land               38,158     36,828
Multi-family and commercial         70,439     69,704
Home equity and lines of credit     59,319     46,748
Consumer loans                       1,375      1,376
Commercial loans                    24,474     16,085
                                  --------   --------
   Total loans                     338,525    319,978
Loans in process                   (12,081)   (14,614)
Allowance for loan losses           (3,367)    (3,475)
Deferred loan costs                    143         90
                                  --------   --------
   Loans receivable net           $323,220   $301,979
                                  ========   ========

     The Company originates loans primarily in its local market area of Delaware and Chester Counties, Pennsylvania to borrowers that share similar attributes. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

     The Company participates in the origination and sale of fixed-rate single-family residential loans and Small Business Administration-guaranteed loans in the secondary market. The Company recognized gains on sale of loans held for sale of $157, $93 and $54 for fiscal years ended September 30, 2006, 2005 and 2004, respectively.

     The Company offers loans to its directors and senior officers on terms permitted by Regulation O promulgated by the Board of Governors of the Federal Reserve System. There were approximately $4,267, $4,374 and $3,812 of loans outstanding to senior officers and directors as of September 30, 2006, 2005 and 2004, respectively. The amount of repayments during the years ended September 30, 2006, 2005 and 2004, totaled $$112, $737 and $400, respectively. There were $5, $1,300 and $1,614 of new loans granted during fiscal years 2006, 2005 and 2004, respectively.

     The Company had undisbursed portions under consumer and commercial lines of credit as of September 30, 2006 of $28,973 and $8,293, respectively.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company originates both adjustable and fixed interest rate loans and purchases mortgage-related securities in the secondary market. The originated adjustable-rate loans have annual and lifetime interest rate adjustment limitations and are generally indexed to U.S. Treasury securities plus a fixed margin. Future market factors may affect the correlation of the interest rate adjustment with rates the Company pays on the short-term deposits that have been the primary funding source for these loans. The adjustable-rate mortgage-related securities adjust to various national indices plus a fixed margin. At September 30, 2006, the composition of these loans and mortgage-related securities was as follows:

                                   FIXED-RATE

TERM TO MATURITY          BOOK VALUE
----------------          ----------
1 month to 1 year          $  4,118
1 year to 3 years             8,411
3 years to 5 years           28,446
5 years to 10 years          59,027
Over 10 years               189,984
                           --------
Total                      $289,986
                           ========

                                 ADJUSTABLE-RATE

TERM TO RATE ADJUSTMENT   BOOK VALUE
-----------------------   ----------
1 month to 1 year          $ 81,406
1 year to 3 years            25,866
3 years to 5 years           33,772
5 years to 10 years           3,799
                           --------
Total                      $144,843
                           ========

     The following is an analysis of the allowance for loan losses:

                                       YEAR ENDED
                                     SEPTEMBER 30,
                               -------------------------
                                 2006     2005     2004
                               -------   ------   ------
Beginning balance              $ 3,475   $2,039   $1,986
Provisions charged to income     1,206    1,780      300
Charge-offs                     (1,328)    (344)    (321)
Recoveries                          14       --       74
                               -------   ------   ------
Total                          $ 3,367   $3,475   $2,039
                               =======   ======   ======

     At September 30, 2006 and 2005, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $277 and $5,052, respectively. At September 30, 2006, non-performing loans consisted of loans that were both individually and collectively evaluated for impairment.

     Loans collectively evaluated for impairment include residential real estate, home equity (including lines of credit) and consumer loans and are not included in the data that follow:

                                                           SEPTEMBER 30,
                                                           -------------
                                                           2006    2005
                                                           ----   ------
Impaired loans with related allowance for loan losses
   under SFAS No. 114                                       $--   $3,837
Impaired loans with no related allowance for loan losses
   under SFAS No. 114                                        25       --
                                                            ---   ------
   Total impaired loans                                     $25   $3,837
                                                            ===   ======
Valuation allowance related to impaired loans               $--   $  959
                                                            ===   ======

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     At September 30, 2006 and 2005, the Company had impaired loans with a total recorded investment of $25 and $3,837, respectively, and an average recorded investment of $1,727 and $1,279, respectively. There was $1, $39 and $0 of interest income recognized on these impaired loans during the years ended September 30, 2006, 2005 and 2004, respectively. Interest income of approximately $1, $338 and $8, respectively, was not recognized as interest income due to the non-accrual status of loans during fiscal 2006, 2005 and 2004.

7.   OFFICE PROPERTIES AND EQUIPMENT

     Office properties and equipment are summarized by major classification as follows:

                                              SEPTEMBER 30,
                                            -----------------
                                              2006      2005
                                            -------   -------
Land and buildings                          $ 7,423   $ 7,372
Furniture, fixtures and equipment             3,797     3,529
                                            -------   -------
   Total                                     11,220    10,901
Accumulated depreciation and amortization    (6,577)   (6,119)
                                            -------   -------
   Net                                      $ 4,643   $ 4,782
                                            =======   =======

     The future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2006 are as follows:

September 30,
2007                                   $  322
2008                                      338
2009                                      343
2010                                      248
2011                                      143
Thereafter                              2,239
                                       ------
Total minimum future rental payments   $3,633
                                       ======

     Leasehold expense was approximately $532, $502 and $356 for the years ended September 30, 2006, 2005 and 2004, respectively.

     Depreciation expense amounted to $535, $534 and $473 for the years ended September 30, 2006, 2005 and 2004, respectively.

8.   DEPOSITS

     Deposits consist of the following major classifications:

                                       SEPTEMBER 30,
                          ---------------------------------------
                                 2006                 2005
                          ------------------   ------------------
                           AMOUNT    PERCENT    AMOUNT    PERCENT
                          --------   -------   --------   -------
Non-interest-bearing      $ 17,232      4.8%   $ 18,001      5.1%
NOW                         73,356     20.5      65,688     18.8
Passbook                    41,708     11.6      47,139     13.5
Money market                40,591     11.3      45,753     13.1
Certificates of deposit    185,929     51.8     173,113     49.5
                          --------    -----    --------    -----
   Total                  $358,816    100.0%   $349,694    100.0%
                          ========    =====    ========    =====

     The weighted average interest rates paid on deposits were 2.43% and 1.81% at September 30, 2006 and 2005, respectively.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Included in deposits as of September 30, 2006 and 2005 were deposits greater than $100 totaling approximately $123,651 and $112,950, respectively. Deposits in excess of $100 are generally not federally insured.

     At September 30, 2006 and 2005, the Company had pledged certain mortgage-related securities aggregating $19,259 and $15,145, respectively, as collateral for municipal deposits.

     A summary of scheduled maturities of certificates is as follows:

                        SEPTEMBER 30,
                     -------------------
                       2006       2005
                     --------   --------
Within one year      $118,779   $ 94,653
One to two years       53,852     50,465
Two to three years      5,666     13,584
Thereafter              7,632     14,411
                     --------   --------
Total                $185,929   $173,113
                     ========   ========

     A summary of interest expense on deposits is as follows:

                          YEAR ENDED SEPTEMBER 30,
                          ------------------------
                           2006     2005     2004
                          ------   ------   ------
NOW                       $  693   $  399   $  287
Passbook                     429      475      473
Money market                 914      762      606
Certificates of deposit    6,511    4,644    4,544
                          ------   ------   ------
   Total                  $8,547   $6,280   $5,910
                          ======   ======   ======

9.   BORROWINGS

     A summary of borrowings is as follows:

                               SEPTEMBER 30,
                            -------------------
                              2006       2005
                            --------   --------
FHLB advances               $ 86,353   $ 96,371
FHLB overnight borrowings     20,800     16,800
Other                             88        132
                            --------   --------
   Total borrowings         $107,241   $113,303
                            ========   ========

     Advances from the FHLB bear fixed interest rates with remaining periods until maturity, summarized as follows:

                                      SEPTEMBER 30,
                                    -----------------
                                      2006      2005
                                    -------   -------
Over one year through five years    $86,175   $40,685
Over five years through ten years       178    55,500
Over 10 years                            --       186
                                    -------   -------
                                    $86,353   $96,371
                                    =======   =======

     Included in the table above at September 30, 2006 and 2005 are $86,353 and $96,371, respectively, of FHLB advances whereby the FHLB has the option at predetermined times to convert the fixed interest rate to an adjustable rate tied to the London Interbank Offered Rate (LIBOR). At September 30, 2006, substantially all the FHLB advances with the convertible feature are subject to conversion in fiscal 2007. The Company then has the option to prepay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature rather than the period in which they can be converted. The average balance of FHLB advances and overnight borrowings was $108,247 with an average cost of 5.46% for the year ended September 30, 2006.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     Income tax (benefit) expense is comprised of the following:

              YEAR ENDED SEPTEMBER 30,
              ------------------------
                2006    2005    2004
               -----   -----   -----
Federal:
   Current     $(384)  $(232)  $ 876
   Deferred       25     (81)   (550)
State             --      --      --
               -----   -----   -----
      Total    $(359)  $(313)  $ 326
               =====   =====   =====

     The tax effect of temporary differences that give rise to significant portions of the deferred tax accounts, calculated at 34%, is as follows:

                                                       SEPTEMBER 30,
                                                      ---------------
                                                       2006     2005
                                                      ------   ------
Deferred tax assets:
   Accelerated depreciation                           $  475   $  471
   Allowance for loan losses                           1,145    1,182
   Unrealized loss on available for sale securities      406      108
   Accrued expenses                                      608      569
                                                      ------   ------
      Total deferred tax assets                       $2,634   $2,330
                                                      ======   ======
Deferred tax liabilities:
   Deferred loan fees                                   (274)    (253)
   Other                                                 (79)     (69)
                                                      ------   ------
      Total deferred tax liabilities                    (353)    (322)
                                                      ------   ------
Net deferred income taxes                             $2,281   $2,008
                                                      ======   ======

     From time to time, the Company may be subject to examination by various tax authorities in jurisdictions in which the Company has its business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted as information becomes available or when an event requiring a change to the reserve occurs. The resolution of tax matters could have an impact on the Company's effective tax rate.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company's effective tax rate is less than the statutory federal income tax rate for the following reasons:

                                                                   YEAR ENDED SEPTEMBER 30,
                                               ---------------------------------------------------------------
                                                       2006                  2005                  2004
                                               -------------------   -------------------   -------------------
                                                        PERCENTAGE            PERCENTAGE            PERCENTAGE
                                                         OF PRETAX             OF PRETAX             OF PRETAX
                                               AMOUNT     INCOME     AMOUNT     INCOME     AMOUNT     INCOME
                                               ------   ----------   ------   ----------   ------   ----------
Tax at statutory rate                          $ 238      34.0%      $ 101      34.0%      $ 860       34.0%
Decrease (increase) in taxes resulting from:
   Tax exempt interest, net                     (222)    (31.7)       (231)    (77.8)       (246)      (9.7)
   Increase in cash surrender value             (383)    (54.8)       (194)    (65.3)       (206)      (8.2)
   Dividend received deduction                   (19)     (2.7)        (50)    (16.8)        (49)      (1.9)
   Other                                          27       3.9          61      20.5         (33)      (1.3)
                                               -----     ------      -----     ------      -----       ----
   Total                                       $(359)    (51.30)%    $(313)    (105.4)%    $ 326       12.9%
                                               =====     ======      =====     ======      =====       ====

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of tangible and core capital (as defined in the regulations) to adjusted assets (as defined), and of Tier I and total capital (as defined) to average assets (as defined). Management believes, as of September 30, 2006, that the Bank meets all regulatory capital adequacy requirements to which it is subject.

     The Bank's actual capital amounts and ratios are presented in the following table.

                                                                                             WELL CAPITALIZED
                                                                    REQUIRED FOR CAPITAL       UNDER PROMPT
                                                    ACTUAL            ADEQUACY PURPOSE       CORRECTIVE ACTION
                                             --------------------   --------------------   --------------------
                                              AMOUNT   PERCENTAGE    AMOUNT   PERCENTAGE    AMOUNT   PERCENTAGE
                                             -------   ----------   -------   ----------   -------   ----------
At September 30, 2006:
Core Capital (to Adjusted Tangible Assets)   $47,771      9.15%     $20,819      4.0%      $26,096       5.0%
Tier I Capital (to Risk-Weighted Assets)      47,771     13.96          N/A      N/A        20,539       6.0
Total Capital (to Risk-Weighted Assets)       51,138     14.94       27,385      8.0        34,231      10.0
Tangible Capital (to Tangible Assets)         47,771      9.15        7,829      1.5           N/A       N/A

At September 30, 2005:
Core Capital (to Adjusted Tangible Assets)   $45,606      8.85%     $20,619      4.0%      $25,774       5.0%
Tier I Capital (to Risk-Weighted Assets)      45,606     14.14          N/A      N/A        19,350       6.0
Total Capital (to Risk-Weighted Assets)       48,808     15.13       25,800      8.0        32,250      10.0
Tangible Capital (to Tangible Assets)         45,606      8.85        7,732      1.5           N/A       N/A

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     On February 13, 2006, the Bank entered into a supervisory agreement with the OTS. The supervisory agreement requires the Bank, among other things, to maintain a minimum core capital and total risk-based capital ratios of 7.5% and 12.5%, respectively. At September 30, 2006, the Bank was in compliance with such requirement. As a result of the supervisory agreement, the Bank is not deemed to be "well-capitalized" for purposes of the prompt corrective action regulations of the OTS even though the Bank's regulatory capital is in excess of all regulatory capital requirements.

     The Company's capital at September 30, 2006 and 2005 for financial statement purposes differs from tangible, core (leverage), and Tier-1 risk-based capital amounts by $18,150 and $16,973, respectively, representing the inclusion for regulatory capital purposes of unrealized losses on securities available for sale and a portion of capital securities (see Note 16) that qualifies as regulatory capital as well as adjustments to the Bank's capital that do not affect the parent company.

     At September 30, 2006 and 2005, total risk-based capital, for regulatory requirements, was increased by $3,367 and $3,202, respectively, of general loan loss reserves, for a total of $51,138 and $48,800, respectively.

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

     The principal source of cash flow for the Company is dividends from the Bank. Various federal banking regulations and capital guidelines limit the amount of dividends that may be paid to the Company by the Bank. Future payment of dividends by the Bank is dependent on individual regulatory capital requirements, levels of profitability, and safety and soundness concerns. Under current regulatory requirements of the OTS, the Bank is required to apply for approval to dividend funds to the Company. No assurances can be given that such approval, if requested, would be granted. In addition, loans or advances made by the Bank to the Company are generally limited to 10 percent of the Bank's capital stock and surplus on a secured basis, subject to compliance with various collateral and other requirements. Accordingly, at September 30, 2006, funds potentially available for loans or advances by the Bank to the Company amounted to $4,681.

12.  EMPLOYEE BENEFITS

     401(K) PROFIT SHARING PLAN

     The Bank's 401(k) profit sharing plan covers substantially all full-time employees of the Company and provides for pre-tax contributions by the employees with matching contributions at the discretion of the Board of Directors determined at the beginning of the calendar year. All amounts are fully vested. For calendar years 2006, 2005 and 2004, the Company matched twenty-five cents for every dollar contributed up to 5% of a participant's salary. The profit sharing expense for the plan was $36, $38 and $37 for the years ended September 30, 2006, 2005 and 2004, respectively.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     EMPLOYEE STOCK OWNERSHIP PLAN

     In connection with the Conversion, the Company established an employee stock ownership plan ("ESOP") for the benefit of eligible employees. The Company accounts for its ESOP in accordance with AICPA Statement of Position 93-6, "Employers Accounting for Employee Stock Ownership Plans," which requires the Company to recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, this difference is charged or credited to equity as additional paid-in capital. Management expects the recorded amount of expense in any given period to fluctuate from period to period as continuing adjustments are made to reflect changes in the fair value of the ESOP shares. The Company's ESOP, which is internally leveraged, does not report the loans receivable extended to the ESOP as assets and does not report the ESOP debt due the Company. At September 30, 2006, 263,826 shares were committed to be released, of which 6,516 shares have not yet been allocated to participant accounts. The Company recorded compensation and employee benefit expense related to the ESOP of $183, $219 and $850 for the years ended September 30, 2006, 2005 and 2004, respectively.

     RECOGNITION AND RETENTION PLAN

     Under the 1995 Recognition and Retention Plan and Trust (the "RRP"), there are 81,600 shares authorized under the RRP. At September 30, 2006, the Company had awarded 81,600 shares to the Company's non-employee directors and executive officers subject to vesting and other provisions of the RRP. At September 30, 2006, 79,799 shares granted to the plan participants had vested and been distributed.

     STOCK OPTION PLANS

     Under the 1995 Stock Option Plan (the "Option Plan"), common stock totaling 272,000 shares was reserved for issuance pursuant to the exercise of options. The Option Plan expired by its terms in July 2005. Options granted pursuant to the Option Plan, prior to its expiration, remain exercisable according to the terms of their issuance. During fiscal year 1999, stockholders approved the adoption of the 1998 Stock Option Plan ("1998 Option Plan") (collectively with the Option Plan, the "Plans") pursuant to which an additional 111,200 shares of common stock were reserved for issuance of which 29,623 were available for future grant at September 30, 2006. Options covering an aggregate of 353,577 shares have been granted to the Company's executive officers, nonemployee directors and other key employees, subject to vesting and other provisions of the Plans. At September 30, 2006, 2005 and 2004, the number of shares covered by options exercisable at such dates was 55,810, 56,836 and 181,023, respectively, and the weighted average exercise price of those options was $12.76, $12.38 and $9.84, respectively.

     The following table summarizes transactions regarding the stock option plans:

                                                                    WEIGHTED
                                      NUMBER                         AVERAGE
                                    OF OPTION      EXERCISE      EXERCISE PRICE
                                      SHARES      PRICE RANGE       PER SHARE
                                    ---------   --------------   --------------
Outstanding at October 1, 2003        240,538   $ 7.50 - 16.15       $ 9.83
Granted                                    --               --           --
Exercised                             (54,436)    7.50 - 14.25         8.39
                                     --------   --------------       ------
Outstanding at September 30, 2004     186,102   $ 7.50 - 16.15       $10.26
Granted                                 2,221    19.75 - 21.89        20.14
Exercised                            (116,396)    7.50 - 16.15         8.69
Cancelled                              (5,750)   12.13 - 14.25        14.17
                                     --------   --------------       ------
Outstanding at September 30, 2005      66,177   $ 7.50 - 21.89       $13.01
                                     --------   --------------       ------
Granted                                    --               --           --
Exercised                              (4,730)    8.50 - 12.38        10.95
Cancelled                                  --               --           --
                                     --------   --------------       ------
Outstanding at September 30, 2006      61,447   $10.13 - 21.89       $13.17
                                     --------   --------------       ------

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     A summary of the exercise price range at September 30, 2006 is as follows:

                                 WEIGHTED AVERAGE       WEIGHTED
  NUMBER OF     EXERCISE PRICE       REMAINING      AVERAGE EXERCISE
OPTION SHARES        RANGE       CONTRACTUAL LIFE    PRICE PER SHARE
-------------   --------------   ----------------   ----------------
     3,860      $10.13 - 10.13         4.00              $10.13
    55,366       12.13 - 16.15         3.46               13.10
     2,221       19.75 - 21.89         8.66               20.14
    ------
    61,447      $10.13 - 21.89         3.68              $13.17
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

     In addition, the Bank previously maintained split dollar insurance arrangements with certain senior executive officers. Such arrangements were terminated in December 2003. In March 2005, the Company entered into a Transition, Consulting, Noncompetition and Retirement Agreement with the Company's previous President (the "Agreement"). The Agreement provides for a consulting fee for five years and for payments for a period of ten years beginning upon the commencement of the retirement phase of the agreement. The Agreement provides for full payments in the event of a change in control of the Company. For the fiscal years ended September 30, 2006, 2005 and 2004, the pension expense relating to supplemental retirement benefits was approximately $254, $261 and $837, respectively.

     The Bank also provides supplemental retirement benefits to certain directors and Advisory Board members. The expense relating to these arrangements was approximately $114, $119 and $88 for the years ended September 30, 2006, 2005 and 2004, respectively.

13.  COMMITMENTS AND CONTINGENCIES

     The Bank has outstanding commitments to originate loans, excluding undisbursed portion of loans in process and equity lines of credit, of approximately $4,637 and $12,742 as of September 30, 2006 and 2005, respectively, all of which are expected to be funded within four months. Of these commitments outstanding, the breakdown between fixed and adjustable-rate loans is as follows:

                                             SEPTEMBER 30,
                                           ----------------
                                            2006      2005
                                           ------   -------
Fixed-rate (ranging from 4.65% to 9.05%)   $3,662   $ 2,721
Adjustable-rate                               975    10,021
                                           ------   -------
   Total                                   $4,637   $12,742
                                           ======   =======

     Depending on cash flow, interest rate, risk management and other considerations, longer term fixed-rate residential loans originated prior to February 2006 were sold in the secondary market. Currently, the Bank sells participations in SBA loans to the secondary market. There were an aggregate of approximately $1,099 and $315 in outstanding commitments to sell SBA participations and residential loans at September 30, 2006 and 2005, respectively.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Bank issues letters of credit to its commercial customers, which are commitments to guarantee the performance of the customer to a third party. There were $367 and $1,539 outstanding letters of credit at September 30, 2006 and 2005, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     The Bank currently has the ability to obtain up to $164.9 million in additional advances from the FHLBank Pittsburgh.

     The Bank also purchased letters of credit from the FHLBank Pittsburgh, which totaled $4,136 and $0 at September 30, 2006 and 2005, respectively.

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

14. RELATED PARTY TRANSACTIONS

     The Company retains the services of a law firm in which one of the Company's directors is a member. In addition to providing general legal counsel to the Company, the firm also prepares mortgage documents and attends loan closings for which it is paid directly by the borrower.

     The Company utilizes two of the Company's directors as consultants on various real estate and general business matters. In addition, one of the Company's board members has an interest in an insurance agency, First Keystone Insurance, in which one of the Bank's subsidiaries has a 51% ownership interest.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                   SEPTEMBER 30,
                                   ---------------------------------------------
                                            2006                    2005
                                   ---------------------   ---------------------
                                   CARRYING/   ESTIMATED   CARRYING/   ESTIMATED
                                    NOTIONAL      FAIR      NOTIONAL      FAIR
                                     AMOUNT      VALUE      AMOUNT       VALUE
                                   ---------   ---------   ---------   ---------
Assets:
   Cash and cash equivalents        $ 12,787    $ 12,787    $ 16,155    $ 16,155
   Investment securities              36,643      36,654      41,286      41,309
   Loans                             323,220     321,939     301,979     298,228
   Loans held for sale                 1,334       1,334          41          41
   Mortgage-related securities       108,385     107,193     114,181     113,206
   FHLB stock                          6,233       6,233       9,499       9,499
Liabilities:
   Passbook deposits                  41,708      41,708      47,139      47,139
   NOW and money market deposits     131,179     131,179     111,441     111,441
   Certificates of deposit           185,929     183,629     173,113     169,801
   Borrowings                        107,241     106,127     113,303     112,827

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     No adjustment was made to the entry-value interest rates for changes in credit performing commercial real estate and business loans, construction loans, and land loans for which there are no known credit concerns. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the performing commercial, construction, and land loan portfolios for which there are no known credit concerns, result in a fair valuation of such loans on an entry-value basis. The fair value of non-performing loans, with a recorded book value of approximately $277 and $5,052 (which are collateralized by real estate properties with property values in excess of carrying amounts) as of September 30, 2006 and 2005, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2006 and 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2006 and 2005 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

16. CAPITAL SECURITIES

     On August 21, 1997, First Keystone Capital Trust I (the "Trust"), a trust formed under Delaware law, that is a subsidiary of the Company, issued $16.2 million of preferred securities (the "Preferred Securities") at an interest rate of 9.7%, with a scheduled maturity of August 15, 2027. The Company owns all the common stock of the Trust. The proceeds from the issue were invested in Junior Subordinated Debentures (the "Debentures") issued by the Company. The Debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. On November 15, 2001, the Company purchased $3.5 million of the Preferred Securities. Debentures represent the sole assets of the Trust. Interest on the Preferred Securities is cumulative and payable semiannually in arrears. The Company has the option, subject to required regulatory approval, if any, to prepay the securities beginning August 15, 2007. The Company has, under the terms of the Debentures and the related Indenture as well as the other operative corporate documents, agreed to irrevocably and unconditionally guarantee the Trust's obligations under the Debentures. In 1997, the Company made a capital contribution of approximately $6.0 million of the net proceeds to the Bank to support the Bank's lending activities.

     On November 28, 2001, First Keystone Capital Trust II (the "Trust II"), a trust formed under Delaware law, that is a subsidiary of the Company, issued $8.0 million of securities ("Preferred Securities II") in a pooled securities offering at a floating rate of 375 basis over the six month LIBOR with a maturity date of December 8, 2031. The Company owns all the common stock of Trust II. The proceeds from the issue were invested in Junior Subordinated Debentures (the "Debentures II") issued by the Company. The Debentures II are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Debentures II represent the sole assets of the Trust II. Interest on the Preferred Securities II is cumulative and payable semi-annually in arrears. The Company has the option, subject to required regulatory approval, if any, to redeem, in whole or in part, the securities beginning December 8, 2006 and every six months thereafter. With the receipt of net proceeds from the private placement offering, the Company intends to use the proceeds to redeem $5.8 million of Preferred Securities II. Due to the timing of the offering, the Company will not be able to redeem these securities before June 8, 2007.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     As a result of the adoption of FIN 46 and FIN 46 (R), the Company deconsolidated all the Issuer Trusts. As a result, the junior subordinated debentures issued by the Company to the Issuer Trusts, totaling $21.5 million, are reflected in the Company's consolidated statements of financial condition in the liabilities section at September 30, 2006 and 2005, under the caption "Junior Subordinated Debentures." The Company records interest expense on the corresponding debentures in its consolidated statements of operations. The Company also recorded the common capital securities issued by the Issuer Trusts in "Prepaid expenses and other assets" in its consolidated statements of financial condition at September 30, 2006 and 2005.

17. PARENT COMPANY ONLY FINANCIAL INFORMATION

     Condensed financial statements of First Keystone Financial, Inc. are as follows:

     CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                SEPTEMBER 30,
                                              -----------------
                                                2006      2005
                                              -------   -------
Assets:
   Interest-bearing deposits                  $ 1,802   $ 2,098
   Investment securities available for sale     1,581     1,582
   Investment in subsidiaries                  47,853    46,177
   Other assets                                   277     1,311
                                              -------   -------
Total assets                                  $51,513   $51,168
                                              =======   =======
Liabilities and Stockholders' Equity:
   Junior subordinated debentures             $21,483   $21,520
   Other liabilities                            1,371     1,455
                                              -------   -------
   Total liabilities                           22,854    22,975
Stockholders' equity                           28,659    28,193
                                              -------   -------
Total liabilities and stockholders' equity    $51,513   $51,168
                                              =======   =======

     CONDENSED STATEMENTS OF OPERATIONS

                                              YEAR ENDED SEPTEMBER 30,
                                              ------------------------
                                               2006     2005     2004
                                              ------   ------   ------
Interest and dividend income:
   Dividends from subsidiary                  $   14   $   11   $    9
   Loans to ESOP                                 233      192       59
   Interest and dividends on investments         125      280      173
   Interest on deposits                           25       13       17
                                              ------   ------   ------
      Total interest and dividend income         397      496      258
Interest on debt and other borrowed money      1,954    1,794    1,676
Other income                                      --    1,256    1,393
Operating expenses                               211      183      210
Equity in earnings of subsidiaries             2,213      770    2,369
                                              ------   ------   ------
Income before income taxes                       445      545    2,134
Income tax benefit                              (590)     (65)     (69)
                                              ------   ------   ------
Net income                                    $1,035   $  610   $2,203
                                              ======   ======   ======

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     CONDENSED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED SEPTEMBER 30,
                                                                  ---------------------------
                                                                    2006      2005      2004
                                                                  -------   -------   -------
Cash flows from operating activities:
   Net income                                                     $ 1,035   $   610   $ 2,203
   Adjustment to reconcile net income to
      cash provided by (used in) operations:
   Equity in earnings of subsidiaries                              (2,213)     (770)   (2,369)
   Shared-based compensation                                           25        --        --
   Amortization of common stock acquired by stock benefit plans       146       164       637
   Gain on sales of investment securities available for sale           --    (1,133)   (1,390)
   Amortization of premium                                            (37)      (37)      (37)
   Decrease (increase) in other assets                              1,034      (897)      675
   (Decrease) increase in other liabilities                           (62)      660      (159)
                                                                  -------   -------   -------
      Net cash used in operating activities                           (72)   (1,403)     (440)
                                                                  -------   -------   -------
Cash flows from investing activities:
   Purchase of investments available for sale                         (62)       --      (578)
   Dividend from subsidiary                                            --     1,500        --
   Proceeds from calls or repayments of investment securities          --        --       500
   Proceeds from sale of investments available for sale                --     1,911     3,339
                                                                  -------   -------   -------
      Net cash (used in) provided by investing activities             (62)    3,411     3,261
                                                                  -------   -------   -------
Cash flows from financing activities:
   Purchase of treasury stock                                          --      (110)   (1,339)
   Common stock acquired by ESOP                                       --       (72)   (2,579)
   Dividends paid                                                    (209)     (810)     (843)
   Proceeds from exercise of  stock options                            47       656       566
                                                                  -------   -------   -------
      Net cash used in financing activities                          (162)     (336)   (4,195)
                                                                  -------   -------   -------
   Increase (decrease) in cash                                       (296)    1,672    (1,374)
   Cash at beginning of year                                        2,098       426     1,800
                                                                  -------   -------   -------
   Cash at end of year                                            $ 1,802   $ 2,098   $   426
                                                                  =======   =======   =======

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Unaudited quarterly financial data for the years ended September 30, 2006 and 2005 is as follows:

                                                   2006                                2005
                                    ---------------------------------   ----------------------------------
                                      1ST      2ND      3RD      4TH      1ST      2ND      3RD       4TH
                                      QTR      QTR      QTR      QTR      QTR      QTR      QTR       QTR
                                    ------   ------   ------   ------   ------   ------   -------   ------
Interest income                     $6,550   $6,696   $7,064   $7,183   $6,635   $6,779   $ 6,788   $6,875
Interest expense                     3,770    3,868    4,222    4,555    3,815    3,818     3,963    4,173
                                    ------   ------   ------   ------   ------   ------   -------   ------
Net interest income                  2,780    2,828    2,842    2,628    2,820    2,961     2,825    2,702
Provision for loan losses               45      525       81      555       45       45     1,645       45
                                    ------   ------   ------   ------   ------   ------   -------   ------
Net income after
   provision for loan losses         2,735    2,303    2,761    2,073    2,775    2,916     1,180    2,657
Non-interest income                    775      800      668    1,269      899    1,101       683      929
Non-interest expense                 2,993    3,226    3,181    3,308    3,046    3,204     2,946    3,647(1)
                                    ------   ------   ------   ------   ------   ------   -------   ------
Income (loss) before income taxes      517     (123)     248       34      628      813    (1,083)     (61)
Income tax expense (benefit)            72     (142)     (19)    (270)     105      175      (470)    (123)
                                    ------   ------   ------   ------   ------   ------   -------   ------
Net income (loss)                   $  445   $   19   $  267   $  304   $  523   $  638   $  (613)  $   62
                                    ======   ======   ======   ======   ======   ======   =======   ======

Per Share:
   Earnings per share - basic       $ 0.24   $ 0.01   $ 0.14   $ 0.16   $ 0.29   $ 0.35   $ (0.33)  $ 0.03
   Earnings per share - diluted     $ 0.23   $ 0.01   $ 0.14   $ 0.16   $ 0.28   $ 0.34   $ (0.32)  $ 0.03
   Dividend per share               $ 0.11       --       --       --   $ 0.11   $ 0.11   $  0.11   $ 0.11

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

19.  SUBSEQUENT EVENT

     The Company conducted a private placement of 400,000 shares of common stock resulting in gross proceeds of approximately $6.5 million. The offering was undertaken by the Company to strengthen its capital position in accordance with a capital plan designed to maintain the Company's capital at prudent levels as well as reduce its debt-to-equity ratio below 50%. The Company intends to use all of the net proceeds, estimated to be $5.8 million, to redeem a portion of its outstanding trust preferred securities in June 2007. The capital plan was adopted by the Company in April 2006 pursuant to the supervisory agreement between the Company and the OTS.

                                      ****

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     Not applicable.

ITEM 9-A. CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of the Company's management, including its chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2006. Based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that these controls and procedures are designed to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

     No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth fiscal quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9-B. OTHER INFORMATION.

     There is no information to be reported on Form 8-K during the fourth quarter of fiscal 2006 that has not already been reported pursuant thereto.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required herein with respect to directors and executive officers of the Company is incorporated by reference from the information contained in the sections captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders currently expected (as of the date hereof) to be held on February 7, 2007 (the "Proxy Statement"), a copy of which will be filed with the SEC within 120 days of the end of the Company's fiscal year.

     The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, principal accounting officer as well as other officers and employees of the Company and the Bank. A copy of the Code of Ethics was included as Exhibit 99.1 to the Annual Report on Form 10-K for the year ended September 30, 2003 filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required herein is incorporated by reference from the information contained in the sections captioned "Executive Compensation", "Report of the Compensation Committee of the Bank" and "Performance Graph" in the Registrant's Proxy Statement. The reports of the Audit Committee and the Compensation Committee included in the Registrant's Proxy Statement should not be deemed filed or incorporated into this filing or any other filing by the Company under the Exchange Act or the Securities Act of 1933 except to the extent the Company specifically incorporates said reports herein or therein by reference thereto.

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

     EQUITY COMPENSATION PLAN INFORMATION. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of September 30, 2006.

                                        Number of                                       Number of Shares
                                   Shares to be Issued                                Remaining Available
                                  Upon the Exercise of      Weighted Average          for Future Issuance
                                  Outstanding Options,       Exercise Price       (Excluding Shares Reflected
         Plan Category             Warrants and Rights   of Outstanding Options       in the First Column)
         -------------            --------------------   ----------------------   ---------------------------
Equity Compensation Plans
   Approved by Security Holders          61,447                  $13.17                      29,623
Equity Compensation Plans Not
   Approved by Security Holders              --                      --                          --
                                         ------                  ------                      ------
      Total                              61,447                  $13.17                      29,623
                                         ======                  ======                      ======

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required herein is incorporated by reference from the information contained in the section captioned "Indebtness of Management and Related Party Transactions" in the Registrant's Proxy Statement.

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

               Report of Independent Registered Public Accounting Firm.

               Consolidated Statements of Financial Condition at September 30, 2006 and 2005.

               Consolidated Statements of Operations for the Years Ended September 30, 2006, 2005 and 2004.

               Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 2006, 2005 and 2004.

               Consolidated Statements of Cash Flows for the Years Ended September 30, 2006, 2005 and 2004.

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
  3.1   Amended and Restated Articles of Incorporation of First Keystone
        Financial, Inc. 1

  3.2   Amended and Restated Bylaws of First Keystone Financial, Inc.

  4.1   Specimen Stock Certificate of First Keystone Financial, Inc. 1

  4.2   Instrument defining the rights of security holders **

 10.1   Employment Agreement between First Keystone Financial, Inc. and Thomas
        M. Kelly dated December 1, 2004 2,*

 10.2   Severance Agreement between First Keystone Financial, Inc. and Elizabeth
        M. Mulcahy dated December 1, 2004 2,*

 10.3   Severance Agreement between First Keystone Financial, Inc. and Carol
        Walsh dated December 1, 2004 2,*

 10.4   1995 Stock Option Plan 3, *

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

 10.8 Severance Agreement between First Keystone Bank and Elizabeth M. Mulcahy dated December 1, 2004 2, *

 10.9   Severance Agreement between First Keystone Bank and Carol Walsh dated
        December 1, 2004 2, *

10.10   First Keystone Bank Supplemental Executive Retirement Plan 5,*

10.11   Consulting Agreement between First Keystone Bank and Edmund Jones 6,*

10.12   Amendment No. 1 to the Employment Agreement between First Keystone
        Financial, Inc. and Thomas M. Kelly 7,*

10.13 Amendment No. 1 to the Employment Agreement between First Keystone Bank and Thomas M. Kelly 7,*

10.14 Transition, Consulting, Noncompetition and Retirement Agreement by and between First Keystone Financial, Inc., First Keystone Bank and Donald
        S. Guthrie 8,*

10.15 Confidentiality Agreement between First Keystone Bank and Marshall Soss and KarMar Realty Group*

10.16   Letter dated December 11, 2006 with respect to appointment to Board 9

10.17   Form of Registration Rights Agreement

   11 Statement re: computation of per share earnings. See Note 2 to the Consolidated Financial Statements included in Item 8 hereof

   23   Consent of independent registered accounting firm

 31.1   Section 302 Certification of Chief Executive Officer

 31.2   Section 302 Certification of Chief Financial Officer

 32.1   Certification of Chief Executive Officer pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002

 32.2   Certification of Chief Financial Officer pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002

 99.1   Codes of Ethics 10

 99.2   Supervisory Agreement between First Keystone Financial, Inc. and the
        Office of Thrift Supervision dated February 13, 2006. 11

 99.3   Supervisory Agreement between First Keystone Bank and the Office of
        Thrift Supervision dated February 13, 2006. 11

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

(9) Incorporated by reference from Exhibit 10.1 in the Form 8-K filed by the Registrant with the SEC on December 20, 2006.

(10) Incorporated by reference from the Form 10-K filed by the Registrant with the SEC on December 23, 2003.

(11) Incorporated by reference from the Form 10-Q for the quarter ended December 31, 2005 filed by the Registrant with the SEC on February 14, 2006.

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


/s/ Donald S. Guthrie                      December 28, 2006
----------------------------------------
Donald S. Guthrie
Chairman of the Board


/s/ Thomas M. Kelly                        December 28, 2006
----------------------------------------
Thomas M. Kelly
President and Chief Executive Officer
(Principal Executive Officer)


/s/ Edmund Jones                           December 28, 2006
----------------------------------------
Edmund Jones
Director


/s/ Donald G. Hosier, Jr.                  December 28, 2006
----------------------------------------
Donald G. Hosier, Jr.
Director


/s/ Marshall J. Soss                       December 28, 2006
----------------------------------------
Marshall J. Soss
Director


/s/ William J. O'Donnell                   December 28, 2006
----------------------------------------
William J. O'Donnell
Director


/s/ Bruce C. Hendrixson                    December 28, 2006
----------------------------------------
Bruce C. Hendrixson
Director


/s/ Jerry A. Naessens                      December 28, 2006
----------------------------------------
Jerry A. Naessens
Director


/s/ Rose M. DiMarco                        December 28, 2006
----------------------------------------
Rose M. DiMarco
Senior Vice President and Chief
Financial Officer (Principal Financial
and Accounting Officer)