Form 10-Q
period 2006-12-31
FIRST KEYSTONE FINANCIAL INC
filed 2007-02-14
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2006

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of Common Stock outstanding as of February 9, 2007:  2,427,928

Transitional Small Business Disclosure Format Yes [ ] No [X]

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                            PAGE
                                                                            ----
PART I FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Unaudited Consolidated Statements of Financial Condition as
            of December 31, 2006 and September 30, 2006                       1

            Unaudited Consolidated Statements of Income for the Three
            Months Ended December 31, 2006 and 2005                           2

            Unaudited Consolidated Statement of Changes in Stockholders'
            Equity for the Three Months Ended December 31, 2006               3

            Unaudited Consolidated Statements of Cash Flows for the
            Three Months Ended December 31, 2006 and 2005                     4

            Notes to Unaudited Consolidated Financial Statements              5

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        14

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk       20

   Item 4.  Controls and Procedures                                          20

PART II OTHER INFORMATION

   Item 1.  Legal Proceedings                                                22

   Item 1A. Risk Factors                                                     22

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      22

   Item 3.  Defaults Upon Senior Securities                                  22

   Item 4.  Submission of Matters to a Vote of Security Holders              22

   Item 5.  Other Information                                                22

   Item 6.  Exhibits                                                         23

   SIGNATURES                                                                25

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

                                                                                    December 31,   September 30,
                                                                                        2006            2006
                                                                                    ------------   -------------
ASSETS
Cash and amounts due from depository institutions                                     $  6,371       $  4,072
Interest-bearing deposits with depository institutions                                  14,562          8,715
                                                                                      --------       --------
      Total cash and cash equivalents                                                   20,933         12,787
Investment securities available for sale                                                32,994         33,386
Mortgage-related securities available for sale                                          68,991         70,030
Loans held for sale                                                                        387          1,334
Investment securities held to maturity - at amortized cost
   (approximate fair value of $3,272 at December 31, 2006
   and $3,268 at September 30, 2006)                                                     3,257          3,257
Mortgage-related securities held to maturity - at amortized cost
   (approximate fair value of $35,482 at December 31, 2006
   and $37,163 at September 30, 2006)                                                   36,549         38,355
Loans receivable (net of allowance for loan loss of $3,455 and $3,367
   at December 31, 2006 and September 30, 2006, respectively)                          316,999        323,220
Accrued interest receivable                                                              2,542          2,667
Real estate owned                                                                        2,450          2,450
FHLBank stock, at cost                                                                   5,941          6,233
Office properties and equipment, net                                                     4,519          4,643
Deferred income taxes                                                                    2,415          2,281
Cash surrender value of life insurance                                                  16,771         16,624
Prepaid expenses and other assets                                                        5,542          5,693
                                                                                      --------       --------
TOTAL ASSETS                                                                          $520,290       $522,960
                                                                                      ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
      Non-interest-bearing                                                            $ 18,265       $ 17,232
      Interest-bearing                                                                 338,506        341,584
                                                                                      --------       --------
         Total deposits                                                                356,771        358,816
   Advances from FHLBank and other borrowings                                          100,526        107,241
   Junior subordinated debentures                                                       21,474         21,483
   Accrued interest payable                                                              2,382          2,164
   Advances from borrowers for taxes and insurance                                       1,899            866
   Accounts payable and accrued expenses                                                 2,914          3,731
                                                                                      --------       --------
            Total liabilities                                                          485,966        494,301
Commitments and contingencies
Stockholders' Equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
   Common stock, $.01 par value, 20,000,000 shares authorized; issued 2,712,556 shares; outstanding at December 31, 2006 and September 30, 2006, 2,427,928
      and 2,027,928 shares, respectively                                                    27             27
   Additional paid-in capital                                                           12,587         12,974
   Employee stock ownership plan                                                        (3,064)        (3,089)
   Treasury stock at cost: 284,628 shares at December 31, 2006 and 684,628 shares
      at September 30, 2006                                                             (4,322)       (10,522)
   Accumulated other comprehensive loss                                                 (1,048)          (787)
   Retained earnings - partially restricted                                             30,144         30,056
                                                                                      --------       --------
            Total stockholders' equity                                                  34,324         28,659
                                                                                      --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $520,290       $522,960
                                                                                      ========       ========

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

                                                           Three months ended
                                                              December 31,
                                                        -----------------------
                                                           2006         2005
                                                        ----------   ----------
INTEREST INCOME:
   Interest and fees on loans                           $    5,355   $    4,699
   Interest and dividends on:
      Mortgage-related securities                            1,207        1,200
      Investment securities:
         Taxable                                               310          296
         Tax-exempt                                            151          187
         Dividends                                              87          117
         Interest-bearing deposits                              63           51
                                                        ----------   ----------
            Total interest income                            7,173        6,550
                                                        ----------   ----------
INTEREST EXPENSE:
   Interest on:
      Deposits                                               2,704        1,869
      FHLBank advances and other borrowings                  1,505        1,429
      Junior subordinated debentures                           502          472
                                                        ----------   ----------
            Total interest expense                           4,711        3,770
                                                        ----------   ----------
Net interest income                                          2,462        2,780
PROVISION FOR LOAN LOSSES                                       75           45
                                                        ----------   ----------
Net interest income after provision for loan losses          2,387        2,735
                                                        ----------   ----------
NON-INTEREST INCOME:
   Service charges and other fees                              387          380
   Net gain on sales of loans held for sale                    116          125
   Increase in cash surrender value of life insurance          147          153
   Other income                                                 97          117
                                                        ----------   ----------
            Total non-interest income                          747          775
                                                        ----------   ----------
NON-INTEREST EXPENSE:
   Salaries and employee benefits                            1,498        1,502
   Occupancy and equipment                                     396          389
   Professional fees                                           337          268
   Federal deposit insurance premium                            38           12
   Operations of real estate owned                              50            2
   Data processing                                             138          120
   Advertising                                                 107          106
   Deposit processing                                          154          155
   Other                                                       419          439
                                                        ----------   ----------
            Total non-interest expense                       3,137        2,993
                                                        ----------   ----------
Income (loss) before income tax (benefit) expense               (3)         517
Income tax (benefit) expense                                   (91)          72
                                                        ----------   ----------
Net income                                              $       88   $      445
                                                        ==========   ==========
Earnings per common share:
   Basic                                                $     0.04   $     0.24
   Diluted                                              $     0.04   $     0.23
   Weighted average shares - basic                       1,992,453    1,888,344
   Weighted average shares - diluted                     2,011,731    1,915.801

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (dollars in thousands)

                                                                   Employee              Accumulated    Retained
                                                      Additional    stock                   other       earnings-      Total
                                              Common    paid-in   ownership  Treasury   comprehensive   partially  stockholders'
                                               stock    capital      plan      stock        (loss)     restricted      equity
                                              ------  ----------  ---------  --------   -------------  ----------  -------------
BALANCE AT OCTOBER 1, 2005                      $27    $12,920     $(3,185)  $(10,590)     $  (209)     $29,230       $28,193
Net income                                       --         --          --         --           --          445           445
Other comprehensive income, net of tax:
   Net unrealized loss on securities
      net of reclassification adjustment(1)      --         --          --         --         (587)          --          (587)
                                                ---    -------     -------   --------      -------      -------       -------
   Comprehensive loss                            --         --          --         --           --           --          (142)
                                                ---    -------     -------   --------      -------      -------       -------
ESOP shares committed to be released             --         --          23         --           --           --            23
Share-based compensation                         --          6          --         --           --           --             6
Excess of fair value above cost of
   ESOP shares committed to be released          --         14          --         --           --           --            14
Exercise of stock options                        --         (1)         --          5           --           --             4
Dividends paid                                   --         --          --         --           --         (208)         (208)
                                                ---    -------     -------   --------      -------      -------       -------
BALANCE AT DECEMBER 31, 2005                    $27    $12,939     $(3,162)  $(10,585)     $  (796)     $29,467       $27,890
                                                ===    =======     =======   ========      =======      =======       =======
BALANCE AT OCTOBER 1, 2006                      $27    $12,974     $(3,089)  $(10,522)     $  (787)     $30,056       $28,659
Net income                                       --         --          --         --           --           88            88
Other comprehensive income, net of tax:
   Net unrealized loss on securities
      net of reclassification adjustment(1)      --         --          --         --         (261)          --          (261)
                                                ---    -------     -------   --------      -------      -------       -------
   Comprehensive loss                            --         --          --         --           --           --          (173)
                                                ---    -------     -------   --------      -------      -------       -------
ESOP shares committed to be released             --         --          25         --           --           --            25
Share-based compensation                         --         15          --         --           --           --            15
Excess of fair value above cost of
   ESOP shares committed to be released          --         10          --         --           --           --            10
Release of treasury shares for
   equity offering                               --       (412)         --      6,200           --           --         5,788
                                                ---    -------     -------   --------      -------      -------       -------
BALANCE AT DECEMBER 31, 2006                    $27    $12,587     $(3,064)  $ (4,322)     $(1,048)     $30,144       $34,324
                                                ===    =======     =======   ========      =======      =======       =======

(1)  Disclosure of reclassification amount, net of tax:

                                                                           December 31,
                                                                         ---------------
                                                                          2006     2005
                                                                         ------   ------
Net unrealized depreciation arising during the period                    $(261)   $(587)
Less: reclassification adjustment for net gains included in net income
   (net of tax)                                                             --       --
                                                                         -----    -----
Net unrealized loss on securities                                        $(261)   $(587)
                                                                         =====    =====

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                                                  Three months ended
                                                                                                     December 31,
                                                                                                 -------------------
                                                                                                   2006       2005
                                                                                                 --------   --------
OPERATING ACTIVITIES:
   Net income                                                                                    $     88   $    445
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Provision for depreciation and amortization                                                     137        134
      Amortization of premiums and discounts                                                           59        100
      Increase in cash surrender value of life insurance                                             (147)      (153)
      Gain on sales of loans held for sale                                                           (116)      (125)
      Provision for loan losses                                                                        75         45
      Amortization of ESOP                                                                             35         37
      Share-based compensation                                                                         15          6
      Changes in assets and liabilities which provided (used) cash:
         Origination of loans held for sale                                                          (152)    (3,312)
         Proceeds from the sale of loans                                                            1,099      3,142
         Accrued interest receivable                                                                  125        116
         Prepaid expenses and other assets                                                            151      5,021
         Accrued interest payable                                                                     218        261
         Accrued expenses                                                                            (817)      (240)
                                                                                                 --------   --------
            Net cash provided by operating activities                                                 770      5,477
                                                                                                 --------   --------
INVESTING ACTIVITIES:
   Loans originated                                                                               (26,297)   (33,712)
   Purchases of:
      Mortgage-related securities available for sale                                               (2,026)    (4,068)
      Investment securities available for sale                                                       (113)      (149)
   Redemption of FHLBank stock                                                                        292      3,235
   Principal collected on loans                                                                    32,545     29,330
   Proceeds from maturities, calls, or repayments of:
         Investment securities available for sale                                                      55        590
      Mortgage-related securities available for sale                                                3,092      3,636
         Mortgage-related securities held to maturity                                               1,780      2,414
   Purchase of property and equipment                                                                 (13)       (75)
                                                                                                 --------   --------
            Net cash provided by investing activities                                               9,315      1,201
                                                                                                 --------   --------
FINANCING ACTIVITIES:
     Net (decrease) increase in deposit accounts                                                   (2,045)     3,459
     Net decrease in FHLBank advances and other borrowings                                         (6,715)    (7,513)
     Net increase in advances from borrowers for taxes and insurance                                1,033      1,069
     Exercise of stock options                                                                         --          4
     Net proceeds from equity offering                                                              5,788         --
     Cash dividend                                                                                     --       (208)
                                                                                                 --------   --------
            Net cash used in financing activities                                                  (1,939)    (3,189)
                                                                                                 --------   --------
INCREASE IN CASH AND CASH EQUIVALENTS                                                               8,146      3,489
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   12,787     16,155
                                                                                                 --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $ 20,933   $ 19,644
                                                                                                 ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
      Cash payments for interest on deposits and borrowings                                      $  4,493   $  3,509

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

     The results of operations for the three month period ended December 31, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2007 or any other period. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the First Keystone Financial, Inc. (the "Company") Annual Report on Form 10-K for the year ended September 30, 2006.

2.   INVESTMENT SECURITIES

     The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

                                                       December 31, 2006
                                       -------------------------------------------------
                                                      Gross        Gross
                                       Amortized   Unrealized   Unrealized   Approximate
                                          Cost        Gain         Loss       Fair Value
                                       ---------   ----------   ----------   -----------
Available for Sale:
   U.S. Government and agency bonds:
      5 to 10 years                     $ 2,000       $ --        $ (24)       $ 1,976
   Municipal obligations:
      5 to 10 years                       1,010         18           --          1,028
      Over 10 years                       8,912        158         (12)          9,058
   Corporate bonds:
      1 to 5 years                        1,000         33           --          1,033
      5 to 10 years                       2,000         --         (162)         1,838
      Over 10 years                       7,869         11          (42)         7,838
   Mutual funds                           9,341         --         (295)         9,046
   Other equity investments               1,040        137           --          1,177
                                        -------       ----        -----        -------
      Total                             $33,172       $357        $(535)       $32,994
                                        =======       ====        =====        =======
Held to Maturity:
   Municipal obligations:
      5 to 10 years                     $ 3,257       $ 15        $  --        $ 3,272
                                        =======       ====        =====        =======

Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at December 31, 2006.

                           Loss Position             Loss Position
                        Less than 12 Months       12 Months or Longer              Total
                      -----------------------   -----------------------   -----------------------
                                   Unrealized                Unrealized                Unrealized
                      Fair Value     Losses     Fair Value     Losses     Fair Value     Losses
                      ----------   ----------   ----------   ----------   ----------   ----------
U.S. Government and
   agency bonds         $   --        $ --        $ 1,976      $ (24)       $ 1,976      $ (24)
Corporate bonds          2,013         (12)         6,574       (192)         8,587       (204)
Municipal bonds             --          --            988        (12)           988        (12)
Mutual fund                 --          --          9,047       (295)         9,047       (295)
                        ------        ----        -------      -----        -------      -----
Total                   $2,013        $(12)       $18,585      $(523)       $20,598      $(535)
                        ======        ====        =======      =====        =======      =====

At December 31, 2006, investment securities in a gross unrealized loss position for twelve months or longer consisted of eight securities having an aggregate depreciation of 2.8% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. Mutual funds in an unrealized loss position for 12 months or longer consist of two funds primarily invested in asset-backed securities and have an aggregate depreciation of 3.2%. Corporate bonds in an unrealized loss position for 12 months or longer consist of four debt securities and have an aggregate depreciation of 2.8%. The Company has the ability and intent to hold all of these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of December 31, 2006 represents an other-than-temporary impairment.

The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

                                              September 30, 2006
                              -------------------------------------------------
                                             Gross        Gross
                              Amortized   Unrealized   Unrealized   Approximate
                                 Cost        Gain         Loss       Fair Value
                              ---------   ----------   ----------   -----------
Available for Sale:
   U.S. Government bonds:
      1 to 5 years             $ 2,000       $ --        $ (24)       $ 1,976
   Municipal obligations:
      5 to 10 years              1,010         21           --          1,031
      Over 10 years              8,910        181          (15)         9,076
   Corporate bonds:
      1 to 5 years               1,000         39           --          1,039
      5 to 10 years              2,000         --         (183)         1,817
      Over 10 years              7,941         11          (39)         7,913
   Mutual funds                  9,229         --         (276)         8,953
   Other equity investments      1,040        547           (6)         1,581
                               -------       ----        -----        -------
      Total                    $33,130       $799        $(543)       $33,386
                               =======       ====        =====        =======
Held to Maturity:
   Municipal obligations:
      5 to 10 years            $ 3,257       $ 11        $  --        $ 3,268
                               =======       ====        =====        =======

     Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at September 30, 2006.

                           Loss Position             Loss Position
                        Less than 12 Months       12 Months or Longer              Total
                      -----------------------   -----------------------   -----------------------
                                   Unrealized                Unrealized                Unrealized
                      Fair Value     Losses     Fair Value     Losses     Fair Value     Losses
                      ----------   ----------   ----------   ----------   ----------   ----------
U.S. Government
   and agency bonds     $   --        $ --        $ 1,976      $ (24)       $ 1,976      $ (24)
Corporate bonds          5,201         (18)         3,439       (204)         8,640       (222)
Municipal bonds            348          --            985        (15)         1,333        (15)
Mutual fund                 --          --          8,952       (276)         8,592       (276)
Equity                      56          (6)            --         --             56         (6)
                        ------        ----        -------      -----        -------      -----
Total                   $5,605        $(24)       $15,352      $(519)       $20,957      $(543)
                        ======        ====        =======      =====        =======      =====

3.   MORTGAGE-RELATED SECURITIES

     Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

                                                         December 31, 2006
                                         -------------------------------------------------
                                                        Gross        Gross
                                         Amortized   Unrealized   Unrealized   Approximate
                                            Cost        Gain         Loss       Fair Value
                                         ---------   ----------   ----------   -----------
Available for Sale:
   FHLMC pass-through certificates        $ 6,996        $ 1       $   (65)      $ 6,932
   FNMA pass-through certificates          28,794         38          (450)       28,382
   GNMA pass-through certificates           2,773          5           (49)        2,729
   Collateralized mortgage obligations     31,839         22          (913)       30,948
                                          -------        ---       -------       -------
      Total                               $70,402        $66       $(1,477)      $68,991
                                          =======        ===       =======       =======
Held to Maturity:
   FHLMC pass-through certificates        $13,753        $ 6       $  (401)      $13,358
   FNMA pass-through certificates          22,672          4          (676)       22,000
   Collateralized mortgage obligations        124         --            --           124
                                          -------        ---       -------       -------
      Total                               $36,549        $10       $(1,077)      $35,482
                                          =======        ===       =======       =======

     Provided below is a summary of mortgage-related securities available for sale and held to maturity which were in an unrealized loss position at December 31, 2006.

                       Loss Position             Loss Position
                    Less than 12 Months       12 Months or Longer              Total
                  -----------------------   -----------------------   -----------------------
                               Unrealized                Unrealized                Unrealized
                  Fair Value     Losses     Fair Value     Losses     Fair Value     Losses
                  ----------   ----------   ----------   ----------   ----------   ----------
Pass-through
   certificates     $11,008       $(94)       $56,168     $(1,547)      $67,176     $(1,641)
Collateralized
   mortgage
   obligations           --         --         30,604        (913)       30,604        (913)
                    -------       ----        -------     -------       -------     -------
Total               $11,008       $(94)       $86,772     $(2,460)      $97,780     $(2,554)
                    =======       ====        =======     =======       =======     =======

     At December 31, 2006, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of fifty-six securities that at such date had an aggregate depreciation of 2.8% from the Company's amortized cost basis. Management does not believe any individual unrealized loss as of December 31, 2006 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and private institutions. The majority of the unrealized losses associated with mortgage-related securities are primarily attributable to changes in interest rates and not due to the deterioration of the creditworthiness of the issuer. The Company has the ability and intent to hold these securities until the securities mature or recover in value.

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

                       Loss Position             Loss Position
                    Less than 12 Months       12 Months or Longer              Total
                  -----------------------   ----------   ----------   -----------------------
                               Unrealized                Unrealized                Unrealized
                  Fair Value     Losses     Fair Value     Losses     Fair Value     Losses
                  ----------   ----------   ----------   ----------   ----------   ----------
Pass-through
   certificates     $14,955      $(104)       $55,887     $(1,701)     $ 70,842     $(1,805)
Collateralized
   mortgage
   obligations           --         --         31,965        (910)       31,965        (910)
                    -------      -----        -------     -------      --------     -------
Total               $14,955      $(104)       $87,852     $(2,611)     $102,807     $(2,715)
                    =======      =====        =======     =======      ========     =======

4.   LOANS RECEIVABLE

     Loans receivable consist of the following:

                                     December 31,   September 30,
                                         2006            2006
                                     ------------   -------------
Real estate loans:
   Single-family                       $144,231        $144,760
   Construction and land                 35,427          38,158
   Multi-family and commercial           65,350          70,439
   Home equity and lines of credit       60,098          59,319
Consumer loans                            1,386           1,375
Commercial loans                         23,798          24,474
                                       --------        --------
   Total loans                          330,290         338,525
Loans in process                         (9,996)        (12,081)
Allowance for loan losses                (3,455)         (3,367)
Deferred loan costs                         160             143
Loans receivable - net                 $316,999        $323,220
                                       ========        ========

     At December 31, 2006 and September 30, 2006, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $1,428 and $277, respectively. At December 31, 2006, non-performing loans primarily consisted of six single-family residential mortgage loans aggregating $128, seven commercial business loans aggregating $1,276 and nine consumer loans aggregating $24.

     At December 31, 2006 and September 30, 2006, the Company had impaired loans with a total recorded investment of $574 and $25, respectively. No interest income was recognized on these impaired loans during the three months ended December 31, 2006. Interest income of approximately $18 was not recognized as interest income due to the non-accrual status of such loans for the three months ended December 31, 2006.

     Loans collectively evaluated for impairment include residential real estate, home equity (including lines of credit) and consumer loans and are not included in the data that follow:

                                                                  December 31,
                                                                 -------------
                                                                 2006    2005
                                                                 ----   ------
Impaired loans with related allowance for loan losses
   under SFAS No. 114                                            $ --   $3,837
Impaired loans with no related allowance for loan losses
   under SFAS No. 114                                             574      897
                                                                 ----   ------
      Total impaired loans                                       $574   $4,734
                                                                 ====   ======
Valuation allowance related to impaired loans                    $ --   $  959
                                                                 ====   ======

     The following is an analysis of the allowance for loan losses:

                                 Three Months
                                    Ended
                                 December 31,
                               ---------------
                                2006     2005
                               ------   ------
Balance beginning of period    $3,367   $3,475
Provisions charged to income       75       45
Charge-offs                       (12)      (4)
Recoveries                         25        9
                               ------   ------
Total                          $3,455   $3,525
                               ======   ======

5.   DEPOSITS

     Deposits consist of the following major classifications:

                             December 31,         September 30,
                                 2006                 2006
                          ------------------   ------------------
                          Amount     Percent   Amount     Percent
                          --------   -------   --------   -------
Non-interest bearing      $ 18,265      5.1%   $ 17,232      4.8%
NOW                         72,128     20.2      73,356     20.5
Passbook                    39,882     11.2      41,708     11.6
Money market demand         40,017     11.2      40,591     11.3
Certificates of deposit    186,479     52.3     185,929     51.8
                          --------    -----    --------    -----
Total                     $356,771    100.0%   $358,816    100.0%
                          ========    =====    ========    =====

6.   EARNINGS PER SHARE

     Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. All dilutive shares consist of options the exercise price of which is lower than the market price of the common stock covered thereby at the dates presented. At December 31, 2006 and 2005, anti-dilutive shares consisted of options covering 2,221 shares.

     The calculation of basic and diluted earnings per share ("EPS") is as follows:

                                      Three Months Ended
                                         December 31,
                                   -----------------------
                                      2006         2005
                                   ----------   ----------
Numerator                          $       88   $      445
Denominators:
   Basic shares outstanding         1,992,453    1,888,344
   Effect of dilutive securities       19,278       27,457
                                   ----------   ----------
   Dilutive shares outstanding      2,011,731    1,915,801
                                   ==========   ==========
Earnings per share:
   Basic                           $     0.04   $     0.24
   Diluted                         $     0.04   $     0.23

7.   SHARE-BASED COMPENSATION

     Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" (SFAS No. 123(R)) using the modified prospective application transition method. The adoption of SFAS No.123(R) resulted in approximately $15 compensation expense for the three month period ended December 31, 2006. There were no new grants of stock options or other share-based payments during the three months ended December 31, 2006 and, therefore, additional disclosures for share-based compensation were omitted due to immateriality.

     At December 31, 2006, 61,447 stock options were outstanding with a weighted average exercise price of $13.17. The weighted average remaining contractual term was approximately 3.4 years for all options outstanding and 4.0 years for the 56,492 options exercisable as of December 31, 2006.

     As of December 31, 2006 there was approximately $34 of total unrecognized compensation cost related to the unvested options granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

8.   EQUITY OFFERING

     The Company conducted a private placement of 400,000 shares of common stock resulting in gross proceeds of approximately $6.5 million. The offering was undertaken by the Company to strengthen its capital position in accordance with a capital plan designed to maintain the Company's capital at prudent levels as well as reduce its debt-to-equity ratio below 50%. The Company intends to use all of the net proceeds of $5.8 million to redeem a portion of its outstanding trust preferred securities in June 2007. The capital plan was adopted by the Company in April 2006 pursuant to a supervisory agreement between the Company and the OTS in February 2006.

     The shares sold in the private placement were offered to accredited investors in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The shares have not been registered under the Securities Act or any state securities laws and the securities may not be offered or sold absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Company intends to file a registration statement with the Securities and Exchange Commission to register such shares.

9.   REGULATORY CAPITAL REQUIREMENTS

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of tangible and core capital (as defined in the regulations) to adjusted assets (as defined), and of Tier I and total capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Bank meets all regulatory capital adequacy requirements to which it is subject.

     The Bank's actual capital amounts and ratios are presented in the following table.

                                                                 REQUIRED FOR      WELL CAPITALIZED
                                                               CAPITAL ADEQUACY      UNDER PROMPT
                                                  ACTUAL            PURPOSE       CORRECTIVE ACTION
                                             ---------------   ----------------   -----------------
                                             AMOUNT    RATIO     AMOUNT   RATIO    AMOUNT    RATIO
                                             -------   -----   --------   -----   --------   ------
At December 31, 2006:
Core Capital (to Adjusted Tangible Assets)   $48,151    9.27%   $20,721    4.0%    $25,974    5.0%
Tier I Capital (to Risk-Weighted Assets)      48,151   14.33        N/A    N/A      20,168    6.0
Total Capital (to Risk-Weighted Assets)       51,606   15.35     26,890    8.0      33,613   10.0
Tangible Capital (to Tangible Assets)         48,074    9.26      7,791    1.5         N/A    N/A

At September 30, 2006:
Core Capital (to Adjusted Tangible Assets)   $47,771    9.15%   $20,819    4.0%    $26,096    5.0%
Tier I Capital (to Risk-Weighted Assets)      47,771   13.96        N/A    N/A      20,539    6.0
Total Capital (to Risk-Weighted Assets)       51,138   14.94     27,385    8.0      34,231   10.0
Tangible Capital (to Tangible Assets)         47,771    9.15      7,829    1.5         N/A    N/A

     On February 13, 2006, the Bank entered into a supervisory agreement with the OTS. The supervisory agreement requires the Bank, among other things, to maintain minimum core capital and total risk-based capital ratios of 7.5% and 12.5%, respectively. At December 31, 2006, the Bank was in compliance with such requirement. As a result of entering into and being subject to a supervisory agreement, the Bank is not deemed to be "well-capitalized" for purposes of the prompt corrective action regulations of the OTS even though the Bank's regulatory capital is in excess of all regulatory capital requirements.

10.  RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155.") SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year beginning after September 15, 2006 (October 1, 2007 for the Company) and does not expect to have a material impact on the Company's consolidated financial statements.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140," ("SFAS No. 156"). SFAS No. 156 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations prescribed by SFAS No. 156. All separately recognized servicing assets and servicing liabilities are to be initially measured at fair value, if practicable, and SFAS No. 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The requirements for recognition and initial measurement of servicing assets and servicing liabilities should be applied prospectively to all transactions after the effective date of this statement. The Company adopted SFAS No. 156 for the fiscal year which began on October 1, 2006 and the Company believes it will not have a material effect on the Company's financial position or results of operations

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact of this pronouncement but does not expect that the guidance will have a material effect on the Company's financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)." For defined benefit post-retirement plans, SFAS 158 requires that the funded status be recognized in the statement of financial position, that assets and obligations that determine funded status be measured as of the end of the employer's fiscal year, and that changes in funded status be recognized in comprehensive income in the year the changes occur. SFAS 158 does not change the amount of net periodic benefit cost included in net income or address measurement issues related to defined benefit post-retirement plans. The requirement to recognize funded status is effective for fiscal years ending after December 15, 2006. The requirement to measure assets and obligations as of the end of the employer's fiscal year is effective for fiscal years ending after December 15, 2008. The Company has determined that the guidance provided by SFAS No. 158 does not have an impact on its stockholders' equity or on the Company's financial position or results of operations.

     In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 or October 1, 2007 for the Company. The Company is currently evaluating the impact of this pronouncement.

     In September 2006, the SEC Staff issued Staff Accounting Bulletin No.108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. This guidance is effective for the fiscal year ending September 30, 2007. In the year of adoption, misstatements may be corrected by treating the misstatement as an accounting change and adjusting retained earnings rather than being included in the current year income statement. The Company has determined that the guidance provided by SAB No. 108 does not have a material effect on the current quarter's financial statements.

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

SUPERVISORY AGREEMENTS

     On February 13, 2006, the Company and the Bank each entered into a supervisory agreement with the OTS which primarily addressed issues identified in the OTS' reports of examination of the Company's and the Bank's operations and financial condition conducted in 2005.

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

     Under the terms of the supervisory agreement between the Bank and the OTS, the Bank agreed to, among other things, (i) not grow in any quarter in excess of the greater of 3% of total assets (on an annualized basis) or net interest credited on deposit liabilities during such quarter; (ii) maintain its core capital and total risk-based capital in excess of 7.5% and 12.5%, respectively;
(iii) adopt revised policies and procedures governing commercial lending; (iv) conduct periodic reviews of its commercial loan department; (v) conduct periodic internal loan reviews; (vi) adopt a revised asset classification policy and
(vii) not amend, renew or enter compensatory arrangements with senior executive officers and directors, subject to certain exceptions, without the prior approval of the OTS. As a result of the growth restriction imposed on the Bank, the Company's growth is currently and will continue to be substantially constrained unless and until the supervisory agreements are terminated or modified. As of March 31, 2006 and June 30, 2006, the Bank exceeded the growth limitation contained in the supervisory agreement with the OTS described above. Subsequent to June 30, 2006, the Bank reduced its assets sufficiently to be below the June 30, 2006 limitation. The OTS advised the Bank that it will not take any regulatory action against the Bank provided it will be in compliance with the growth limitation as of September 30, 2006. The Bank complied with the growth restriction at September 30, 2006 and December 31, 2006.

     The Company recently underwent an examination by the OTS. In connection with such examination, the OTS reviewed the Company's and the Bank's compliance with the provisions of the supervisory agreements. Although the Company and the Bank were determined to be in full or partial compliance with substantially all of the provisions of the supervisory agreements, the examination did note a number of areas for improvement with respect to the Bank's loan underwriting, credit analysis and asset classification policies and procedures. In order to strengthen these areas, the Bank intends to hire a Chief Credit Officer. The Bank is aggressively addressing these areas for improvement in its lending operations in order to be in full compliance with the terms of the supervisory agreements as soon as possible. Except as described above, the Company believes it and the Bank are in material compliance with the supervisory agreements.

     The Company has submitted to and received from the OTS approval of a capital plan, which plan calls for an equity infusion in order to reduce the Company's debt-to-equity ratio below 50%. As part of its capital plan, the Company conducted a private placement of 400,000 shares of common stock, raising gross proceeds of approximately $6.5 million. The net proceeds of approximately $5.8 million will be used to reduce the amount of its outstanding trust preferred securities. The Company intends to use all of the net proceeds to redeem approximately $5.8 million of its floating-rate trust preferred securities in June 2007. As a result of such redemption, the Company's debt-to-equity ratio will be less than 50%. The Company believes it will be able to resume paying quarterly cash dividends in the quarter ending September 30, 2007. However, no assurances can be given that the Company will satisfy the conditions necessary to resume paying dividends or that the OTS will not object to the resumption of dividends or, if resumed, that the Company will be able to pay dividends at the same rate that it has historically paid or be able to continue to pay dividends. The Company and the Bank will make every effort to have both supervisory agreements terminated or the operating restrictions substantially reduced by the end of 2007. However, no assurances can be given that either of such events will occur.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2006 AND SEPTEMBER 30, 2006

     Total assets of the Company decreased by $2.7 million from $523.0 million at September 30, 2006 to $520.3 million at December 31, 2006. Cash and cash equivalents increased by $8.1 million to $20.9 million at December 31, 2006 from $12.8 million at September 30, 2006. The increase in cash and cash equivalents was primarily due to cash flows generated by loan repayments and, to a lesser extent, principal paydowns of mortgage-related securities. Loans receivable decreased by $6.2 million from $323.2 million at September 30, 2006 to $317.0 million at December 31, 2006 primarily as a result of the Company experiencing repayments within the commercial real estate loan portfolio. Deposits decreased $2.0 million, or 0.6%, from $358.8 million at September 30, 2006 to $356.8 million at December 31, 2006. The decrease in deposits resulted from a $2.6 million, or 1.5%, decrease in core deposits (which consist of passbook, money market, NOW and non-interest bearing accounts) partially offset by a $549,000, or 0.3%, increase in certificates of deposit. The decline in core deposits reflected the effects of competition as local competitors offered higher rates on these products. In addition, borrowings decreased $6.7 million, or 6.3%, from $107.2 million at September 30, 2006 as a result of excess cash flows reducing overnight borrowings.

     Stockholders' equity increased $5.7 million to $34.3 million primarily due to the Company's completion of the private equity offering raising net proceeds of approximately $5.8 million. See Note 8 of Notes to Unaudited Consolidated Financial Statements. The Company released 400,000 shares of common stock from the Company's treasury stock resulting in a reduction in treasury stock by $6.2 million.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

Net Income. Net income was $88,000 for the three months ended December 31, 2006 as compared to $445,000 for the same period in 2005. The $357,000, or 80.2%, decrease in net income for the three months ended December 31, 2006 was primarily due to a $318,000 decrease in net interest income combined with a $144,000 increase in non-interest expense partially offset by a $163,000 decrease in income tax expense.

Net Interest Income. Net interest income decreased $318,000, or 11.4%, to $2.5 million for the three months ended December 31, 2006 as compared to the same period in 2005. The decrease was primarily due to a $941,000, or 25.0%, increase in interest expense which was the result of a $10.1 million, or 2.1%, increase in average interest-bearing liabilities combined with a 71 basis point increase in the weighted average rate paid on interest-bearing liabilities for the three months ended December 31, 2006 as compared to the same period in 2005. The increase in interest expense was primarily due to an $835,000, or 44.7%, increase in interest expense on deposits resulting from increases in market rates of interest as well as intense competition for such deposits in the Company's marketplace. Partially offsetting the increase in interest expense was a $623,000, or 9.5%, increase in interest income which was primarily due to an increase of $9.0 million, or 1.9%, in the average balance of interest-earning assets, combined with a 40 basis point (on a fully tax-equivalent basis) increase in weighted yield earned on interest-earning assets for the three months ended December 31, 2006 as compared to the same period in 2005.

     The interest rate spread and net interest margin, on a fully tax equivalent basis, were 2.11% and 2.10%, respectively, for the three months ended December 31, 2006 as compared to 2.42% and 2.42%, respectively, for the same period in 2005. The decrease in the net interest margin was primarily due to the increase in the cost of funds due to the continued rise of market rates of interest on the short-term end of the yield curve which outpaced the increases in the yield on interest-earning assets.

     The following table presents the average balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three months ended December 31, 2006 and 2005. The adjustment of tax-exempt securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information. Management believes that it is a common practice in the banking industry to present net interest margin, net interest rate spread and net interest income on a fully tax equivalent basis when a significant proportion of interest-earning assets are tax-free. Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons. A GAAP reconciliation also is included below.

                                                               FOR THE THREE MONTHS ENDED
                                             -------------------------------------------------------------
                                                    DECEMBER 31, 2006              DECEMBER 31, 2005
                                             -----------------------------   -----------------------------
                                                                   Average                         Average
                                              Average               Yield/    Average               Yield/
                                              Balance   Interest     Cost     Balance   Interest     Cost
                                             --------   --------   -------   --------   --------   -------
(Dollars in thousands)
Interest-earning assets:
   Loans receivable (1)(2)                   $321,525    $5,355      6.66%   $304,455    $4,699      6.17%
   Mortgage-related securities (2)            106,734     1,207      4.52     112,542     1,200      4.27
   Investment securities (3)                   43,904       617      5.62      47,226       686      5.81
   Other interest-earning assets               10,658        63      2.37       9,624        51      2.12
                                             --------    ------              --------    ------     -----
      Total interest-earning assets (3)       482,821     7,242      6.00     473,847     6,636      5.60
                                             --------    ------              --------    -------    -----
Non-interest-earning assets                    37,911                          34,642
                                             --------                        --------
   Total assets                              $520,732                        $508,489
                                             ========                        ========
Interest-bearing liabilities:
   Deposits                                  $355,631     2,704      3.04    $347,338    $1,869      2.15
   FHLBank advances and other borrowings      107,661     1,505      5.59     105,850     1,429      5.40
   Junior subordinated debentures              21,480       502      9.35      21,517       472      8.77
                                             --------    ------              --------    ------
      Total interest-bearing liabilities      484,772     4,711      3.89     474,705     3,770      3.18
                                             --------    ------              --------    ------
Interest rate spread (3)                                             2.11%                           2.42%
                                                                    =====                           =====
Non-interest-bearing liabilities                7,048                           5,829
                                             --------                        --------
   Total liabilities                          491,820                         480,534
Stockholders' equity                           28,912                          27,955
                                             --------                        --------
Total liabilities and stockholders' equity   $520,732                        $508,489
                                             ========                        ========
Net interest-earning assets                  $ (1,951)                       $   (858)
                                             ========                        ========
Net interest income (3)                                  $2,530                          $2,866
                                                         ======                          ======
Net interest margin (3)(4)                                           2.10%                           2.42%
                                                                    =====                           =====
Ratio of average interest-earning assets
   to average interest-bearing liabilities                          99.60%                          99.82%
                                                                    =====                           =====

----------
(1)  Includes non-accrual loans.

(2)  Includes assets classified as either available for sale or held for sale.

(3)  Presented on a tax-equivalent basis.

(4)  Net interest income divided by interest-earning assets.

     Although management believes that the above mentioned non-GAAP financial measure enhances investors' understanding of the Company's business and performance, this non-GAAP financial measure should not be considered an alternative to GAAP. The reconciliation of this non-GAAP financial measure from GAAP to non-GAAP is presented below.

                                                        FOR THE THREE MONTHS ENDED
                                              ---------------------------------------------
                                                DECEMBER 31, 2006       DECEMBER 31, 2005
                                              ---------------------   ---------------------
                                                           AVERAGE                 AVERAGE
                                              INTEREST   YIELD/COST   INTEREST   YIELD/COST
                                              --------   ----------   --------   ----------
(Dollars in thousands)
Investment securities - nontaxable             $  548       4.99%      $  600       5.08%
Tax equivalent adjustments                         69                      86
                                               ------                  ------
Investment securities - nontaxable to a
   taxable equivalent yield                    $  617       5.62%      $  686       5.81%
                                               ======                  ======
Net interest income                            $2,461                  $2,780
Tax equivalent adjustment                          69                      86
                                               ------                  ------
Net interest income, tax equivalent            $2,530                  $2,866
                                               ======                  ======
Net interest rate spread, no tax adjustment                 2.05%                   2.35%
Net interest margin, no tax adjustment                      2.04%                   2.35%

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management sufficient to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management's analysis includes consideration of the Company's historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company's primary market area, and other factors related to the collectibility of the Company's loan portfolio. For the three months ended December 31, 2006 and 2005, the provision for loan losses amounted to $75,000 and $45,000, respectively. The provision for loan loss was based on the Company's monthly review of the credit quality of its loan portfolio, the net charge-offs during the first quarter of fiscal 2006 and other factors.

     At December 31, 2006, non-performing assets increased $1.2 million to $3.9 million, or 0.7%, of total assets, from $2.8 million at September 30, 2006. The increase in non-performing assets was primarily the result of a $554,000 increase in nonaccrual commercial business loans. In addition, the increase was due to a $702,000 increase in commercial loans that are 90 days past due and still accruing which the Company is in the progress of refinancing. The coverage ratio, which is the ratio of the allowance for loan losses to non-performing loans, was 242.0% and 1,215.6% at December 31, 2006 and September 30, 2006, respectively.

     Included in non-performing assets was $2.4 million of real estate owned consisting of a commercial real estate property. During the second quarter of fiscal 2006, the Company transferred to real estate owned a restaurant located in Chesapeake City, Maryland at its approximate fair value of $2.7 million resulting in the Company's charging off $1.1 million against the allowance for loan losses. Subsequent to December 31, 2006, the property was sold for $2.7 million which will result in the recognition of a pre-tax gain on the sale of $61,000 during the quarter ending March 31, 2007.

     Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

Non-interest Income. Non-interest income decreased $28,000, or 3.6%, to $747,000 for the three months ended December 31, 2006 as compared to the same period in 2005. The decrease was primarily due to a $20,000, or 17.1%, decrease in other income resulting from lower revenues generated in insurance products.

Non-interest Expense. Non-interest expense increased $144,000, or 4.8%, during the three months ended December 31, 2006 compared to the same period in 2005. The increase was primarily due to increases of $69,000 and $48,000 in professional fees and real estate owned expenses, respectively. The increase in professional fees was related to ongoing efforts to comply with the supervisory agreement. The increase in real estate owned expenses related to the maintenance of the commercial real estate located in Chesapeake City, Maryland referenced above. In addition, the Company incurred increases of $26,000 and $18,000 in federal deposit insurance premiums and data processing expenses, respectively.

Income Tax Expense. The Company recognized an income tax benefit of $91,000 for the three months ended December 31, 2006 as compared to recognition of income tax expense of $72,000, or 13.9%, of pre-tax income for the same period in 2005. The primary reason for the recognition of an income tax benefit for the three months ended December 31, 2006 was the reduction in income before income taxes combined with the effects of non-taxable earning assets.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At December 31, 2006, the Company had short-term borrowings (due within one year or currently callable by the FHLBank) outstanding of $100.4 million, all of which consisted of advances from the FHLBank Pittsburgh.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to fund maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At December 31, 2006, total approved loan commitments outstanding amounted to $5.5 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $38.1 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2006 totaled $126.5 million. Based upon the Company's historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

     The Bank is required under applicable federal banking regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital to at least 8.0% of its risk-weighted assets. At December 31, 2006, the Bank had tangible capital and core capital equal to 9.3% of adjusted total assets and total capital equal to 15.4% of risk-weighted assets. However, as a result of the supervisory agreement discussed in Item 2 of Part I hereof, the Bank is required to maintain core and risk-based capital in excess of 7.5% and 12.5%, respectively. The Bank is in compliance with such requirements imposed by the supervisory agreement. In addition, as a result of entering into such agreement, the Bank is no longer deemed to be "well-capitalized" for purposes of the prompt corrective action regulations of the OTS.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a discussion of the Company's asset and liability management policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's Annual Report for the year ended September 30, 2006.

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

     The interest rate risk measures used by the OTS include an "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure". The "Post-Shock" NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low "Post-Shock" NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The "Sensitivity Measure" is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following sets forth the Bank's NPV as of December 31, 2006.

                               Net Portfolio Value

                             (Dollars in thousands)

 Changes in                                             Net
  Rates in                Dollar    Percentage   Portfolio Value As
Basis Points    Amount    Change      Change        a % of Assets     Change
------------   -------   --------   ----------   ------------------   ------
     300       $44,450   $(23,501)     (35)%             8.76%        (392)bp
     200        53,200    (14,750)     (22)             10.29         (239)bp
     100        61,556     (6,394)      (9)             11.69         (100)bp
       0        67,950         --       --              12.68           --
    (100)       71,912      3,962        6              13.24           56 bp
    (200)       73,282      5,332        8              13.36           68 bp

     As of December 31, 2006, the Company's NPV was $68.0 million or 12.68% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV would be $53.2 million or 10.29% of the market value of assets. The change in the NPV ratio or the Company's sensitivity measure was a decline of 239 basis points.

ITEM 4. CONTROLS AND PROCEDURES

     Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure and that such disclosure controls and procedures are operating in an effective manner.

     No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

Item 1.    Legal Proceedings

           No material changes in the legal proceedings previously disclosed in
           Item 3 of the Company's Form 10-K for the year ended September 30, 2006.

Item 1A.   Risk Factors

           Not applicable

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

           (a) - (b) The information required by Item 2 was previously reported on Form 8-K filed with the Commission on December 12, 2006 and Item 5 of the Company's Annual Report on Form 10-K for the year ended September 30, 2006 filed with the Commission on December 29, 2006.

           (c) Not applicable

Item 3.    Defaults Upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           On February 7, 2007, the Annual Meeting of Stockholders of the Company was held to obtain approval for two proxy proposals submitted on behalf of the Company's Board of Directors: the election of three nominees for directors and the ratification of the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm. In addition, two nominees for director were submitted by Lawrence Partners, LP and Lawrence Offshore Partners, LLC (collectively, "Lawrence"). With respect to the election of directors, the following directors were elected by the requisite plurality of the votes cast at the Annual Meeting on the matter:

                            Votes
                    --------------------
Nominee                For      Withheld
-------             ---------   --------
Donald S. Guthrie   1,368,646    12,744
Edmund Jones        1,378,761     2,629
Jerry A. Naessens   1,367,846    13,544

           With respect to the nominees submitted by Lawrence, the following information is provided:

                             Votes
                      ------------------
Nominee                 For     Withheld
-------               -------   --------
Lawrence Garshofsky   645,986      358
Jeffrey E. Susskind   645,986      358

           The directors whose terms continued are: Bruce C. Hendrixson, Donald
           G. Hosier, Jr., Thomas M. Kelly, William J. O'Donnell and Marshall J. Soss.

           With respect to the ratification of Deloitte & Touche LLP as the Company's independent registered public accounting firm for the fiscal year ending September 30, 2007, the results were as follows:
           2,022,993 votes for, 17,374 votes against and 1,965 votes abstaining.

Item 5.    Other Information

           (a)  Not applicable

           (b)  No changes in procedures.

Item 6. Exhibits

        List of Exhibits

Exhibit
   No     Description
-------   -----------
3.1       Amended and Restated Articles of Incorporation of First Keystone
          Financial, Inc. (1)

3.2       Amended and Restated Bylaws of First Keystone Financial, Inc. (12),

4.1       Specimen Stock Certificate of First Keystone Financial, Inc. (1)

4.2       Instrument defining the rights of security holders **

10.1      Employment Agreement between First Keystone Financial, Inc. and Thomas
          M. Kelly dated December 1, 2004 (2), *

10.2      Severance Agreement between First Keystone Financial, Inc. and
          Elizabeth M. Mulcahy dated December 1, 2004 (2), *

10.3      Severance Agreement between First Keystone Financial, Inc. and Carol
          Walsh dated December 1, 2004 (2), *

10.4      1995 Stock Option Plan (3), *

10.5      1995 Recognition and Retention Plan and Trust Agreement (4), *

10.6      1998 Stock Option Plan (4), *

10.7 Employment Agreement between First Keystone Bank and Thomas M. Kelly dated December 1, 2004 (2), *

10.8      Severance Agreement between First Keystone Bank and Elizabeth M.
          Mulcahy dated December 1, 2004 (2), *

10.9      Severance Agreement between First Keystone Bank and Carol Walsh dated
          December 1, 2004 (2), *

10.10     First Keystone Bank Supplemental Executive Retirement Plan (5), *

10.11     Consulting Agreement between First Keystone Bank and Edmund Jones
          (6), *

10.12     Amendment No. 1 to the Employment Agreement between First Keystone
          Financial, Inc. and Thomas M. Kelly (7), *

10.13     Amendment No. 1 to the Employment Agreement between First Keystone
          Bank and Thomas M. Kelly (7), *

10.14 Transition, Consulting, Noncompetition and Retirement Agreement by and between First Keystone Financial, Inc., First Keystone Bank and Donald
          S. Guthrie (8), *

10.15     Confidentiality Agreement between First Keystone Bank and Marshall
          Soss and KarMar Realty Group *

10.16     Letter dated December 11, 2006 with respect to appointment to Board
          (9)

10.17     Form of Registration Rights Agreement

11 Statement re: computation of per share earnings. See Note 2 to the Consolidated Financial Statements included in Item 8 hereof.

23        Consent of independent registered accounting firm.

31.1      Section 302 Certification of Chief Executive Officer

31.2      Section 302 Certification of Chief Financial Officer

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1      Codes of Ethics (10)

99.2      Supervisory Agreement between First Keystone Financial, Inc. and the
          Office of Thrift Supervision dated February 13, 2006. (11)

99.3      Supervisory Agreement between First Keystone Bank and the Office of
          Thrift Supervision dated February 13, 2006. (11)

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

(12) Incorporated by reference from Exhibit 3.2 to the Form 10-K filed by the registrant with the SEC on December 29, 2006.

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

                                        FIRST KEYSTONE FINANCIAL, INC.


Date: February 14, 2007                 By: /s/ Thomas M. Kelly
                                            ------------------------------------
                                            Thomas M. Kelly
                                            President and Chief Executive
                                            Officer


Date: February 14, 2007                 By: /s/ Rose M. DiMarco
                                            ------------------------------------
                                            Rose M. DiMarco
                                            Chief Financial Officer