Form 10-Q
period 2007-03-31
FIRST KEYSTONE FINANCIAL INC
filed 2007-05-15
CIK 856751

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2007

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

Number of shares of Common Stock outstanding as of May 8, 2007: 2,428,668

                         FIRST KEYSTONE FINANCIAL, INC.

                                    CONTENTS

                                                                            PAGE
                                                                            ----
PART I CONDENSED FINANCIAL INFORMATION:

   Item 1.    Financial Statements

              Unaudited Consolidated Statements of Financial Condition as
              of March 31, 2007 and September 30, 2006                        1

              Unaudited Consolidated Statements of Income for the Three
              and Six Months Ended March 31, 2007 and 2006                    2

              Unaudited Consolidated Statement of Changes in
              Stockholders' Equity for the Six Months Ended March 31,
              2007 and 2006                                                   3

              Unaudited Consolidated Statements of Cash Flows for the Six
              Months Ended March 31, 2007 and 2006                            4

              Notes to Unaudited Consolidated Financial Statements            5

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      14

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk     21

   Item 4.    Controls and Procedures                                        21

PART II OTHER INFORMATION

   Item 1.    Legal Proceedings                                              22

   Item 1A.   Risk Factors                                                   22

   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds    22

   Item 3.    Defaults Upon Senior Securities                                22

   Item 4.    Submission of Matters to a Vote of Security Holders            22

   Item 5.    Other Information                                              22

   Item 6.    Exhibits                                                       22

   SIGNATURES                                                                24

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

                                                                                  March 31,   September 30,
                                                                                     2007          2006
                                                                                  ---------   -------------
ASSETS
Cash and amounts due from depository institutions                                  $  8,822     $  4,072
Interest-bearing deposits with depository institutions                               25,601        8,715
                                                                                   --------     --------
         Total cash and cash equivalents                                             34,423       12,787
Investment securities available for sale                                             28,230       33,386
Mortgage-related securities available for sale                                       73,926       70,030
Loans held for sale                                                                     392        1,334
Investment securities held to maturity - at amortized cost
      (approximate fair value of $3,272 at March 31, 2007
      and $3,268 at September 30, 2006)                                               3,257        3,257
Mortgage-related securities held to maturity - at amortized cost
      (approximate fair value of $34,135 at March 31, 2007
      and $37,163 at September 30, 2006)                                             35,031       38,355
Loans receivable (net of allowance for loan loss of $3,525 and $3,367
      at March 31, 2007 and September 30, 2006, respectively)                       311,505      323,220
Accrued interest receivable                                                           2,674        2,667
Real estate owned                                                                        --        2,450
FHLBank stock, at cost                                                                5,459        6,233
Office properties and equipment, net                                                  4,477        4,643
Deferred income taxes                                                                 3,089        2,281
Cash surrender value of life insurance                                               16,918       16,624
Prepaid expenses and other assets                                                     2,535        5,693
                                                                                   --------     --------
TOTAL ASSETS                                                                       $521,916     $522,960
                                                                                   ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
      Non-interest-bearing                                                         $ 17,666     $ 17,232
      Interest-bearing                                                              346,200      341,584
                                                                                   --------     --------
         Total deposits                                                             363,866      358,816
   Advances from FHLBank and other borrowings                                        94,412      107,241
   Junior subordinated debentures                                                    21,465       21,483
   Accrued interest payable                                                           2,652        2,164
   Advances from borrowers for taxes and insurance                                    2,045          866
   Accounts payable and accrued expenses                                              2,753        3,731
                                                                                   --------     --------
         Total liabilities                                                          487,193      494,301
Commitments and contingencies
Stockholders' Equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued            --           --
   Common stock, $.01 par value, 20,000,000 shares authorized; issued 2,712,556 shares; outstanding at March 31, 2007 and September 30, 2006, 2,427,988
      and 2,027,928 shares, respectively                                                 27           27
   Additional paid-in capital                                                        12,605       12,974
   Employee stock ownership plan                                                     (3,038)      (3,089)
   Treasury stock at cost: 284,568 shares at March 31, 2007 and 684,628 shares
      at September 30, 2006                                                          (4,321)     (10,522)
   Accumulated other comprehensive loss                                                (861)        (787)
   Retained earnings - partially restricted                                          30,311       30,056
                                                                                   --------     --------
         Total stockholders' equity                                                  34,723       28,659
                                                                                   --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $521,916     $522,960
                                                                                   ========     ========

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

                                                        Three months ended    Six months ended
                                                             March 31,           March 31,
                                                        ------------------   -----------------
                                                           2007     2006       2007      2006
                                                          ------   ------    -------   -------
INTEREST INCOME:
   Interest and fees on loans                             $5,259   $4,821    $10,614   $ 9,520
   Interest and dividends on:
      Mortgage-related securities                          1,209    1,276      2,416     2,476
      Investment securities:
         Taxable                                             315      296        625       592
         Tax-exempt                                          145      187        296       374
         Dividends                                           156       74        243       191
   Interest-bearing deposits                                 114       42        177        92
                                                          ------   ------    -------   -------
         Total interest income                             7,198    6,696     14,371    13,245
                                                          ------   ------    -------   -------
INTEREST EXPENSE:
   Interest on:
      Deposits                                             2,838    1,958      5,542     3,827
      FHLBank advances and other borrowings                1,242    1,425      2,747     2,854
      Junior subordinated debentures                         499      485      1,001       956
                                                          ------   ------    -------   -------
         Total interest expense                            4,579    3,868      9,290     7,637
                                                          ------   ------    -------   -------
NET INTEREST INCOME                                        2,619    2,828      5,081     5,608
PROVISION FOR LOAN LOSSES                                    100      525        175       570
                                                          ------   ------    -------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        2,519    2,303      4,906     5,038
                                                          ------   ------    -------   -------
NON-INTEREST INCOME:
   Service charges and other fees                            410      360        797       739
   Net gain on sales of:
      Loans held for sale                                      8       17        124       142
      Investment securities                                  120       --        120        --
      Real estate owned                                       61      158         61       158
   Increase in cash surrender value of life insurance        147      144        294       297
   Other income                                              107      121        204       237
                                                          ------   ------    -------   -------
         Total non-interest income                           853      800      1,600     1,573
                                                          ------   ------    -------   -------
NON-INTEREST EXPENSE:
   Salaries and employee benefits                          1,473    1,502      2,971     3,004
   Occupancy and equipment                                   404      395        800       784
   Professional fees                                         533      553        870       821
   Federal deposit insurance premium                          36       37         74        49
   Data processing                                           140      131        278       251
   Advertising                                               119      102        226       208
   Deposit processing                                        142      155        296       310
   Other                                                     406      351        875       790
                                                          ------   ------    -------   -------
         Total non-interest expense                        3,253    3,226      6,390     6,217
                                                          ------   ------    -------   -------
INCOME (LOSS) BEFORE INCOME TAX BENEFIT                      119     (123)       116       394
INCOME TAX BENEFIT                                           (48)    (142)      (139)      (70)
                                                          ------   ------    -------   -------
NET INCOME                                                $  167   $   19    $   255   $   464
                                                          ======   ======    =======   =======
BASIC EARNINGS PER COMMON SHARE                           $ 0.07   $ 0.01    $  0.12   $  0.25
                                                          ======   ======    =======   =======
DILUTED EARNINGS PER COMMON SHARE                         $ 0.07   $ 0.01    $  0.12   $  0.24
                                                          ======   ======    =======   =======

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (dollars in thousands)

                                                                 Employee                Accumulated     Retained
                                                    Additional     stock                    other        earnings-       Total
                                           Common     paid-in    ownership   Treasury   comprehensive    partially   stockholders'
                                            stock     capital      plan        stock    income (loss)   restricted       equity
                                           ------   ----------   ---------   --------   -------------   ----------   -------------
BALANCE AT OCTOBER 1, 2005                   $27     $12,920      $(3,185)   $(10,590)     $  (209)       $29,230       $28,193
Net income                                    --          --           --          --           --            464           464
Other comprehensive income, net of tax:
   Net unrealized loss on securities
      net of reclassification
      adjustment(1)                           --          --           --          --       (1,221)            --        (1,221)
                                             ---     -------      -------    --------      -------        -------       -------
   Comprehensive loss                         --          --           --          --           --             --          (757)
                                             ---     -------      -------    --------      -------        -------       -------
ESOP shares committed to be released          --          --           47          --           --             --            47
Share-based compensation                      --          13           --          --           --             --            13
Excess of fair value above cost of
   ESOP shares committed to be released       --          27           --          --           --             --            27
Exercise of stock options                     --          (2)          --           7           --             --             5
Dividends paid                                --          --           --          --           --           (208)         (208)
                                             ---     -------      -------    --------      -------        -------       -------
BALANCE AT MARCH 31, 2006                    $27     $12,958      $(3,138)   $(10,583)     $(1,430)       $29,486       $27,320
                                             ===     =======      =======    ========      =======        =======       =======
BALANCE AT OCTOBER 1, 2006                   $27     $12,974      $(3,089)   $(10,522)     $  (787)       $30,056       $28,659
Net income                                    --          --           --          --           --            255           255
Other comprehensive income, net of tax:
   Net unrealized loss on securities
      net of reclassification
      adjustment(1)                           --          --           --          --          (74)            --           (74)
                                             ---     -------      -------    --------      -------        -------       -------
   Comprehensive income                       --          --           --          --           --             --           181
                                             ---     -------      -------    --------      -------        -------       -------
ESOP shares committed to be released          --          --           51          --           --             --            51
Share-based compensation                      --          21           --          --           --             --            21
Excess of fair value above cost of
   ESOP shares committed to be released       --          22           --          --           --             --            22
Exercise of stock options                     --          --           --           1           --             --             1
Release of treasury shares for
   equity offering                            --        (412)          --       6,200           --             --         5,788
                                             ---     -------      -------    --------      -------        -------       -------
BALANCE AT MARCH 31, 2007                    $27     $12,605      $(3,038)   $ (4,321)     $  (861)       $30,311       $34,723
                                             ===     =======      =======    ========      =======        =======       =======

(1)  Disclosure of reclassification amount, net of tax:

                                                                            March 31,
                                                                         --------------
                                                                         2007     2006
                                                                         ----   -------
Net unrealized appreciation (depreciation) arising during the period     $  5   $(1,221)
Less: reclassification adjustment for net gains included in net income
      (net of tax of $41 and $0, respectively)                             79        --
                                                                         ----   -------
Net unrealized loss on securities                                        $(74)  $(1,221)
                                                                         ====   =======

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                          Six months ended
                                                                             March 31,
                                                                        -------------------
                                                                          2007       2006
                                                                        --------   --------
OPERATING ACTIVITIES:
   Net income                                                           $    255   $    464
   Adjustments to reconcile net income to net cash provided by (used
      in) operating activities:
      Provision for depreciation and amortization                            272        266
      Amortization of premiums and discounts                                  93        193
      Increase in cash surrender value of life insurance                    (294)      (297)
      Gain on sales of:
         Loans held for sale                                                (124)      (142)
         Investment securities available for sale                           (120)        --
         Real estate owned                                                   (61)      (158)
      Provision for loan losses                                              175        570
      Amortization of ESOP                                                    73         74
      Deferred income taxes                                                 (770)       250
      Share-based compensation                                                21         13
      Origination of loans held for sale                                    (272)    (4,347)
      Proceeds from the sale of loans                                      1,214      4,388
      Changes in assets and liabilities which provided (used) cash:
         Accrued interest receivable                                          (7)       (61)
         Prepaid expenses and other assets                                 3,158      4,750
         Accrued interest payable                                            488         63
         Accrued expenses                                                   (978)      (398)
                                                                        --------   --------
            Net cash provided by operating activities                      3,123      5,628
                                                                        --------   --------
INVESTING ACTIVITIES:
   Loans originated                                                      (54,827)   (62,505)
   Purchases of:
      Mortgage-related securities available for sale                     (10,038)   (16,381)
      Investment securities available for sale                            (4,271)      (240)
      Mortgage-related securities held to maturity                            --         --
   Redemption of FHLBank stock                                               774      3,326
   Proceeds from sales of real estate owned                                2,511        918
   Proceeds from sales of investment securities available for sale         7,912         --
   Principal collected on loans                                           66,477     54,857
   Proceeds from maturities, calls, or repayments of:
      Investment securities available for sale                             1,058        590
      Mortgage-related securities available for sale                       6,559      6,673
      Mortgage-related securities held to maturity                         3,275      4,269
      Investment securities held to maturity                                  --      1,000
   Purchase of property and equipment                                       (106)      (192)
                                                                        --------   --------
            Net cash provided by (used in) investing activities           19,324     (7,685)
                                                                        --------   --------
FINANCING ACTIVITIES:
      Net increase in deposit accounts                                     5,050     13,016
      Net decrease in FHLBank advances and other borrowings              (12,829)   (11,326)
      Net increase in advances from borrowers for taxes and insurance      1,179      1,167
      Exercise of stock options                                                1          5
      Net proceeds from equity offering                                    5,788         --
      Cash dividend                                                           --       (208)
                                                                        --------   --------
            Net cash (used in) provided by financing activities             (811)     2,654
                                                                        --------   --------
INCREASE IN CASH AND CASH EQUIVALENTS                                     21,636        597
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          12,787     16,155
                                                                        --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 34,423   $ 16,752
                                                                        ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
      Cash payments for interest on deposits and borrowings             $  8,802   $  7,574
      Transfers of loans receivable into real estate owned                    --      3,337

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

     The results of operations for the three and six month periods ended March 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2007 or any other period. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the First Keystone Financial, Inc. (the "Company") Annual Report on Form 10-K for the year ended September 30, 2006.

2.   INVESTMENT SECURITIES

     The amortized cost and approximate fair value, at March 31, 2007, of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

                                                        March 31, 2007
                                       -------------------------------------------------
                                                      Gross        Gross
                                       Amortized   Unrealized   Unrealized   Approximate
                                          Cost        Gain         Loss       Fair Value
                                       ---------   ----------   ----------   -----------
Available for Sale:
   U.S. Government and agency bonds:
      1 to 5 years                      $ 2,000       $ --        $ (14)       $ 1,986
      Over 10 years                       2,962         --          (22)         2,940
   Municipal obligations:
      5 to 10 years                         130         --           --            130
      Over 10 years                       1,000         --           (7)           993
   Corporate bonds:
      1 to 5 years                        2,082         55           --          2,137
      Over 10 years                       9,855          5         (210)         9,650
   Mutual funds                           9,455         --         (285)         9,170
   Other equity investments               1,040        184           --          1,224
                                        -------       ----        -----        -------
         Total                          $28,524       $244        $(538)       $28,230
                                        =======       ====        =====        =======
Held to Maturity:
   Municipal obligations:
      5 to 10 years                     $ 3,257       $ 15       $   --        $ 3,272
                                        =======       ====        =====        =======

     Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at March 31, 2007.

                           Loss Position             Loss Position
                        Less than 12 Months       12 Months or Longer              Total
                      -----------------------   -----------------------   -----------------------
                                   Unrealized                Unrealized                Unrealized
                      Fair Value     Losses     Fair Value     Losses     Fair Value     Losses
                      ----------   ----------   ----------   ----------   ----------   ----------
U.S. Government
   and agency bonds     $ 2,940       $(22)       $ 1,986      $ (14)       $ 4,926      $ (36)
Corporate bonds              --         --          8,569       (210)         8,569       (210)
Municipal bonds              --         --            993         (7)           993         (7)
Mutual funds                 --         --          9,170       (285)         9,170       (285)
                        -------       ----        -------      -----        -------      -----
Total                   $ 2,940       $(22)       $20,718      $(516)       $23,658      $(538)
                        =======       ====        =======      =====        =======      =====


     At March 31, 2007, investment securities in a gross unrealized loss position for twelve months or longer consisted of eight securities and an investment in two mutual funds having an aggregate depreciation of 2.4% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. Mutual funds in an unrealized loss position for 12 months or longer consisted of two funds primarily invested in asset-backed securities and had an aggregate depreciation of 3.0%. Corporate bonds in an unrealized loss position for 12 months or longer consisted of six debt securities and had an aggregate depreciation of 2.4%. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of March 31, 2007 represents an other-than-temporary impairment.

     The amortized cost and approximate fair value, at September 30, 2006, of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

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

                           Loss Position             Loss Position
                        Less than 12 Months       12 Months or Longer              Total
                      -----------------------   -----------------------   -----------------------
                                   Unrealized                Unrealized                Unrealized
                      Fair Value     Losses     Fair Value     Losses     Fair Value     Losses
                      ----------   ----------   ----------   ----------   ----------   ----------
U.S. Government
   and agency bonds     $   --        $ --        $ 1,976      $ (24)       $ 1,976      $ (24)
Corporate bonds          5,201         (18)         3,439       (204)         8,640       (222)
Equity                      56          (6)            --         --             56         (6)
Municipal bonds            348          --            985        (15)         1,333        (15)
Mutual funds                --          --          8,952       (276)         8,592       (276)
                        ------        ----        -------      -----        -------      -----
    Total               $5,605        $(24)       $15,352      $(519)       $20,957      $(543)
                        ======        ====        =======      =====        =======      =====

3.   MORTGAGE-RELATED SECURITIES

     Mortgage-related securities available for sale and mortgage-related securities held to maturity, at March 31, 2007, are summarized as follows:

                                                            March 31, 2007
                                         -------------------------------------------------
                                                        Gross        Gross
                                         Amortized   Unrealized   Unrealized   Approximate
                                            Cost        Gain         Loss       Fair Value
                                         ---------   ----------   ----------   -----------
Available for Sale:
   FHLMC pass-through certificates         $11,663      $  4       $   (64)      $11,603
   FNMA pass-through certificates           27,359        52          (332)       27,079
   GNMA pass-through certificates            2,603         5           (35)        2,573
   Collateralized mortgage obligations      33,312        50          (691)       32,671
                                           -------      ----       -------       -------
      Total                                $74,937      $111       $(1,122)      $73,926
                                           =======      ====       =======       =======
Held to Maturity:
   FHLMC pass-through certificates         $13,255      $  6       $  (350)      $12,911
   FNMA pass-through certificates           21,680         6          (558)       21,128
   Collateralized mortgage obligations          96        --            --            96
                                           -------      ----       -------       -------
      Total                                $35,031      $ 12       $  (908)      $34,135
                                           =======      ====       =======       =======

     Provided below is a summary of mortgage-related securities available for sale and held to maturity which were in an unrealized loss position at March 31, 2007.

                       Loss Position             Loss Position
                    Less than 12 Months       12 Months or Longer              Total
                  -----------------------   -----------------------   -----------------------
                               Unrealized                Unrealized                Unrealized
                  Fair Value     Losses     Fair Value     Losses     Fair Value     Losses
                  ----------   ----------   ----------   ----------   ----------   ----------
Pass-through
   certificates     $12,184       $(56)       $55,510     $(1,283)      $67,694     $(1,339)
Collateralized
   mortgage
   obligations           --         --         29,394        (691)       29,394        (691)
                    -------       ----        -------     -------       -------     -------
Total               $12,184       $(56)       $84,904     $(1,974)      $97,088     $(2,030)
                    =======       ====        =======     =======       =======     =======

     At March 31, 2007, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of fifty-five securities that at such date had an aggregate depreciation of 2.3% from the Company's amortized cost basis. Management does not believe any individual unrealized loss as of March 31, 2007 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and various private issuers. The majority of the unrealized losses associated with mortgage-related securities are primarily attributable to changes in interest rates and not due to the deterioration of the creditworthiness of the issuer. The Company has the ability and intent to hold these securities until the securities mature or recover in value.

     Mortgage-related securities available for sale and mortgage-related securities held to maturity, at September 30, 2006, are summarized as follows:

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
                    =======      =====        =======     =======      ========     =======

4.   LOANS RECEIVABLE

     Loans receivable consist of the following:

                                     March 31,   September 30,
                                        2007          2006
                                     ---------   -------------
Real estate loans:
   Single-family                     $141,588      $144,760
   Construction and land               32,995        38,158
   Multi-family and commercial         61,282        70,439
   Home equity and lines of credit     58,629        59,319
Consumer loans                          1,302         1,375
Commercial loans                       26,476        24,474
                                     --------      --------
   Total loans                        322,272       338,525
Loans in process                       (7,430)      (12,081)
Allowance for loan losses              (3,525)       (3,367)
Deferred loan costs                       188           143
                                     --------      --------
Loans receivable - net               $311,505      $323,220
                                     ========      ========

     At March 31, 2007 and September 30, 2006, non-performing loans (which include loans in excess of 90 days delinquent as to principal or interest) amounted to approximately $2,581 and $277, respectively. At March 31, 2007, non-performing loans primarily consisted of two single-family residential mortgage loans aggregating $70, four commercial business loans aggregating $1,175, three commercial real estate loans aggregating $1,293 and two consumer home equity loans aggregating $43.

     At March 31, 2007 and September 30, 2006, the Company had impaired loans with a total recorded investment of $1,143 and $25, respectively. Interest income of $27 was recognized on these impaired loans during the six months ended March 31, 2007. Interest income of $15 was not recognized on these impaired loans due to the non-accrual status of such loans for the six months ended March 31, 2007.

     Loans collectively evaluated for impairment include residential real estate, home equity (including lines of credit) and consumer loans and are not included in the data that follow:

                                                        March 31,   September 30,
                                                           2007          2006
                                                        ---------   -------------
Impaired loans with related allowance for loan losses
   under SFAS No. 114                                    $   --          $--
Impaired loans with no related allowance for loan
   losses under SFAS No. 114                              1,143           25
                                                         ------          ---
   Total impaired loans                                  $1,143          $25
                                                         ======          ===
Valuation allowance related to impaired loans            $   --          $--
                                                         ======          ===

     The following is an analysis of the allowance for loan losses:

                               Six Months Ended
                                   March 31,
                               ----------------
                                2007      2006
                               ------   -------
Balance beginning of period    $3,367   $ 3,475
Provisions charged to income      175       570
Charge-offs                       (43)   (1,162)
Recoveries                         26        10
                               ------   -------
Total                          $3,525   $ 2,893
                               ======   =======

5.   DEPOSITS

     Deposits consist of the following major classifications:

                               March 31,          September 30,
                                 2007                 2006
                          ------------------   ------------------
                           Amount    Percent    Amount    Percent
                          --------   -------   --------   -------
Non-interest-bearing      $ 17,666      4.8%   $ 17,232      4.8%
NOW                         77,350     21.3      73,356     20.5
Passbook                    38,463     10.6      41,708     11.6
Money market demand         36,333     10.0      40,591     11.3
Certificates of deposit    194,054     53.3     185,929     51.8
                          --------    -----    --------    -----
Total                     $363,866    100.0%   $358,816    100.0%
                          ========    =====    ========    =====

6.   EARNINGS PER SHARE

     Basic earnings per share ("EPS") is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. All dilutive shares consist of options the exercise price of which is lower than the market price of the common stock covered thereby at the dates presented. At March 31, 2007 and 2006, anti-dilutive shares consisted of options covering 527 and 2,221 shares, respectively.

     The calculated basic and diluted EPS is as follows:

                                     For the Three Months       For the Six Months
                                       Ended March 31,           Ended March 31,
                                   -----------------------   -----------------------
                                      2007         2006         2007         2006
                                   ----------   ----------   ----------   ----------
Numerator - Net income             $      167   $       19   $      255   $      464
Denominators:
   Basic shares outstanding         2,303,333    1,890,608    2,146,185    1,889,463
   Effect of dilutive securities       20,645       22,892       19,952       23,566
                                   ----------   ----------   ----------   ----------
   Diluted shares outstanding       2,323,978    1,913,500    2,166,137    1,913,029
                                   ==========   ==========   ==========   ==========
EPS:
   Basic                           $     0.07   $     0.01   $     0.12   $     0.25
   Diluted                         $     0.07   $     0.01   $     0.12   $     0.24

7.   SHARE-BASED COMPENSATION

     Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" (SFAS No. 123(R)) using the modified prospective application transition method. The adoption of SFAS No. 123(R) resulted in approximately $6 and $21 compensation expense for the three and six month periods ended March 31, 2007, respectively. Compensation expense for the three and six month periods ended March 31, 2006 was $6 and $13, respectively. There were no new grants of stock options or other share-based payments during the six months ended March 31, 2007 and, therefore, additional disclosures for share-based compensation were omitted due to immateriality.

     A summary of award activity under the stock option plans as of March 31, 2007 and changes during the nine month period is presented below:

                                 Number of                    Weighted Average
                                   Option       Exercise       Exercise Price
                                   Shares      Price Range        per share
                                 ---------   --------------   ----------------
Outstanding at October 1, 2006    61,447     $10.13 - 21.89         $13.17
Granted                               --                 --             --
Exercised                            (60)     10.13 - 10.13          10.13
Cancelled                         (1,694)     19.75 - 21.89          20.06
                                  ------
Outstanding at March 31, 2007     59,693     $10.13 - 21.89         $12.71
                                  ======     ==============         ======

     The weighted average remaining contractual term was approximately 3.0 years for all options outstanding and approximately 2.8 years for 55,411 stock options exercisable as of March 31, 2007.

     As of March 31, 2007 there was approximately $12,900 of total unrecognized compensation expense related to the unvested options granted under the stock option plans. This expense is expected to be recognized over a weighted average period of 0.5 years.

8.   EQUITY OFFERING

     In December 2006, the Company conducted a private placement of 400,000 shares of common stock resulting in gross proceeds of approximately $6.5 million. The offering was undertaken by the Company to strengthen its capital position in accordance with a capital plan designed to maintain the Company's capital at prudent levels as well as reduce its debt-to-equity ratio to below 50%. The Company is using all of the net proceeds of $5.8 million to redeem a portion of its outstanding trust preferred securities in June 2007. The capital plan was adopted by the Company in April 2006 pursuant to a supervisory agreement between the Company and the OTS in February 2006.

     The shares sold in the private placement were offered to accredited investors in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The shares have not been registered under the Securities Act or any state securities laws and the securities may not be offered or sold absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Company has filed a registration statement with the Securities and Exchange Commission to register such shares for resale.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of tangible and core capital (as defined in the regulations) to adjusted assets (as defined), and of Tier I and total capital (as defined) to average assets (as defined). Management believes, as of March 31, 2007, that the Bank meets all regulatory capital adequacy requirements to which it is subject.

     The Bank's actual capital amounts and ratios are presented in the following table.

                                                                                       WELL
                                                                   REQUIRED        CAPITALIZED
                                                                 FOR CAPITAL       UNDER PROMPT
                                                                   ADEQUACY         CORRECTIVE
                                                  ACTUAL           PURPOSE            ACTION
                                             ---------------   ---------------   ---------------
                                              AMOUNT   RATIO    AMOUNT   RATIO    AMOUNT   RATIO
                                             -------   -----   -------   -----   -------   -----
At March 31, 2007:
Core Capital (to Adjusted Tangible Assets)   $48,559    9.33%  $20,827    4.0%   $26,033    5.0%
Tier I Capital (to Risk-Weighted Assets)      48,559   14.75       N/A    N/A     19,752    6.0
Total Capital (to Risk-Weighted Assets)       52,084   15.82    26,336    8.0     32,920   10.0
Tangible Capital (to Tangible Assets)         48,483    9.31     7,809    1.5        N/A    N/A

At September 30, 2006:
Core Capital (to Adjusted Tangible Assets)   $47,771    9.15%  $20,819    4.0%   $26,096    5.0%
Tier I Capital (to Risk-Weighted Assets)      47,771   13.96       N/A    N/A     20,539    6.0
Total Capital (to Risk-Weighted Assets)       51,138   14.94    27,385    8.0     34,231   10.0
Tangible Capital (to Tangible Assets)         47,771    9.15     7,829    1.5        N/A    N/A

     On February 13, 2006, the Bank entered into a supervisory agreement with the OTS. The supervisory agreement requires the Bank, among other things, to maintain minimum core capital and total risk-based capital ratios of 7.5% and 12.5%, respectively. At March 31, 2007, the Bank was in compliance with such requirement. As a result of entering into and being subject to a supervisory agreement, the Bank is not deemed to be "well-capitalized" for purposes of the prompt corrective action regulations of the OTS even though the Bank's regulatory capital is in excess of all regulatory capital requirements.

10.  RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155.") SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year beginning after September 15, 2006 (October 1, 2006 for the Company) and adoption did not have a material impact on the Company's consolidated financial statements.

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

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No.157. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 159 on our consolidated financial position or results of operations.

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

GENERAL

     The Company is a Pennsylvania corporation and sole stockholder of the Bank, a federally chartered stock savings bank, which converted to the stock form of organization in January 1995. The Bank is a community-oriented bank emphasizing customer service and convenience. The Bank's primary business is attracting deposits from the general public and using those funds, together with other available sources of funds, primarily borrowings, to originate loans. The Bank's management remains focused on its long-term strategic plan to continue to shift the Bank's loan composition towards increased investment in commercial business, construction and home equity loans and lines of credit in order to provide a higher yielding loan portfolio with generally shorter contractual terms.

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

The determination of the allowance for loan losses requires management to make significant estimates with respect to the amounts and timing of losses and market and economic conditions. Accordingly, a decline in the economy could increase loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. The Bank will continue to monitor and adjust its allowance for loan losses through the provision for loan losses as economic conditions and other factors dictate. Management reviews the allowance for loan losses generally on a monthly basis, but at a minimum at least quarterly. Although the Bank maintains its allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank's determination as to the amount of its allowance for loan losses is subject to review by its primary federal banking regulator, the OTS, as part of its examination process, which may result in additional allowances being required.

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

     Under the terms of the supervisory agreement between the Bank and the OTS, the Bank agreed to, among other things, (i) not grow in any quarter in excess of the greater of 3% of total assets (on an annualized basis) or net interest credited on deposit liabilities during such quarter; (ii) maintain its core capital and total risk-based capital in excess of 7.5% and 12.5%, respectively;
(iii) adopt revised policies and procedures governing commercial lending; (iv) conduct periodic reviews of its commercial loan department; (v) conduct periodic internal loan reviews; (vi) adopt a revised asset classification policy and
(vii) not amend, renew or enter compensatory arrangements with senior executive officers and directors, subject to certain exceptions, without the prior approval of the OTS. As a result of the growth restriction imposed on the Bank, the Company's growth is currently and will continue to be substantially constrained unless and until the supervisory agreements are terminated or modified. As of March 31, 2006 and June 30, 2006, the Bank exceeded the growth limitation contained in the supervisory agreement with the OTS described above. Subsequent to June 30, 2006, the Bank reduced its assets sufficiently to be below the June 30, 2006 limitation. The OTS advised the Bank that it would not take any regulatory action against the Bank provided it was in compliance with the growth limitation as of September 30, 2006. The Bank has continued to comply with the growth restriction as of each quarter since and including September 30, 2006.

     The Company recently underwent an examination by the OTS. In connection with such examination, the OTS reviewed the Company's and the Bank's compliance with the provisions of the supervisory agreements. Although the Company and the Bank were determined to be in full or partial compliance with substantially all of the provisions of the supervisory agreements, the examination did note a number of areas for improvement with respect to the Bank's loan underwriting, credit analysis and asset classification policies and procedures. In order to strengthen these areas, the Bank hired a Chief Credit Officer, providing prior notice to the OTS, in accordance with the requirements of the supervisory agreement. The Bank is aggressively addressing these areas for improvement in its lending operations in order to be in full compliance with the terms of the supervisory agreements as soon as possible. Except as described above, the Company believes it and the Bank are in material compliance with the supervisory agreements.

     The Company has submitted to and received from the OTS approval of a capital plan, which plan calls for an equity infusion in order to reduce the Company's debt-to-equity ratio below 50%. As part of its capital plan, the Company conducted a private placement of 400,000 shares of common stock, raising gross proceeds of approximately $6.5 million. The net proceeds of approximately $5.8 million are being used to reduce the amount of its outstanding trust preferred securities through the redemption of approximately $6.0 million of its floating-rate trust preferred securities in June 2007. As a result of such redemption, the Company's debt-to-equity ratio will be less than 50%. The Company believes it will be able to resume paying quarterly cash dividends in the quarter ending September 30, 2007. However, no assurances can be given that the Company will satisfy the conditions necessary to resume paying dividends or that the OTS will not object to the resumption of dividends or, if resumed, that the Company will be able to pay dividends at the same rate that it has historically paid or be able to continue to pay dividends. The Company and the Bank will make every effort to have both supervisory agreements terminated or the operating restrictions substantially reduced by the end of 2007. However, no assurances can be given that either of such events will occur.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2007 AND SEPTEMBER 30, 2006

     Total assets of the Company decreased slightly by $1.0 million from $523.0 million at September 30, 2006 to $521.9 million at March 31, 2007. Cash and cash equivalents increased by $21.6 million to $34.4 million at March 31, 2007 from $12.8 million at September 30, 2006. The increase in cash and cash equivalents was primarily due to cash flows generated by the sale of a large portion of the Company's municipal bond portfolio, loan repayments and, to a lesser extent, principal paydowns of mortgage-related securities. The sale of a substantial portion of the Company's municipal bond portfolio which resulted in the $5.2 million decrease in investment securities available for sale was untaken as a result of a change in the Company's tax strategy. Loans receivable decreased by $11.7 million from $323.2 million at September 30, 2006 to $311.5 million at March 31, 2007 as a modest increase in commercial business loans was outpaced by repayments in all other loan categories. Total deposits increased $5.1 million, or 1.4%, from $358.8 million at September 30, 2006 to $363.9 million at March 31, 2007, while borrowings decreased $12.9 million, or 12.0%, from $107.2 million at September 30, 2006. The increase in deposits resulted from an $8.1 million, or 4.4%, increase in certificates of deposit partially offset by a decrease of $3.1 million, or 1.8%, in core deposits (which consist of passbook, money market, NOW and non-interest bearing accounts).

     Stockholders' equity increased $6.1 million to $34.7 million primarily due to the Company's completion of the private equity offering raising net proceeds of approximately $5.8 million. See Note 8 of Notes to Unaudited Consolidated Financial Statements. The Company released 400,000 shares of common stock from the Company's treasury stock resulting in a reduction in treasury stock by $6.2 million.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006

Net Income. Net income was $167,000, or $.07 per diluted share, for the quarter ended March 31, 2007 as compared to $19,000, or $.01 per diluted share, for the same period in 2006. Net income for the six months ended March 31, 2007 was $255,000, or $.12 per diluted share, a decrease of $209,000, or 45.0%, as compared to $464,000, or $.24 per diluted share, for the same period in 2006.

Net Interest Income. Net interest income decreased $209,000, or 7.4%, to $2.6 million and $527,000, or 9.4%, to $5.1 million for the three and six months ended March 31, 2007 as compared to the same periods in 2006. Such decreases were primarily due to increases in interest expense of $711,000, or 18.4%, and $1.7 million, or 21.6%, for the three and six months ended March 31, 2007, respectively, as compared to the same periods in 2006. The increases in interest expense were partially offset by increases in interest income of $502,000 or 7.5% and $1.1 million or 8.5%, for the three and six months ended March 31, 2007, respectively, as compared to the same periods in 2006. The weighted average yield earned on interest-earning assets for the three months ended March 31, 2007 increased 48 basis points to 6.08% compared to the same period in 2006 and 44 basis points to 6.01% for the six months ended March 31, 2007 compared to the same period in 2006. For the three months ended March 31, 2007, the weighted average rate paid on interest-bearing liabilities increased 68 basis points to 3.92% from 3.24% for the same period in the prior fiscal year and 70 basis points to 3.91% for the six months ended March 31, 2007 as compared to 3.21% for the six months ended March 31, 2006.

     The interest rate spread and net interest margin were 2.16% and 2.21%, respectively, for the three months ended March 31, 2007 as compared to 2.36% and 2.37%, respectively, for the same period in 2006.The interest rate spread and net interest margin were 2.10% and 2.13%, respectively, for the six months ended March 31, 2007 as compared to 2.36% and 2.36%, respectively, for the same period in 2006. The declines in the interest rate spread and net interest margin were the result of the Bank's interest-bearing liabilities repricing at a faster pace than its interest-earning assets.

     The following table presents the average balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three months and six months ended March 31, 2007 and 2006.

                                                               FOR THE THREE MONTHS ENDED
                                             -------------------------------------------------------------
                                                     MARCH 31, 2007                  MARCH 31, 2006
                                             -----------------------------   -----------------------------
                                                                   Average                         Average
                                              Average               Yield/    Average               Yield/
(Dollars in thousands)                        Balance   Interest     Cost     Balance   Interest     Cost
                                             --------   --------   -------   --------   --------   -------
Interest-earning assets:
   Loans receivable(1)(2)                    $314,315    $5,259      6.69%   $308,208    $4,821      6.26%
   Mortgage-related securities(2)             105,920     1,209      4.57     115,707     1,276      4.41
   Investment securities(2)                    41,133       616      5.99      46,518       557      4.79
   Other interest-earning assets               12,449       114      3.65       7,591        42      2.21
                                             --------    ------              --------    ------
      Total interest-earning assets           473,817    $7,198      6.08     478,024    $6,696      5.60
                                             --------    ------    ------    --------    ------     -----
Non-interest-earning assets                    35,880                          33,952
                                             --------                        --------
   Total assets                              $509,697                        $511,976
                                             ========                        ========
Interest-bearing liabilities:
   Deposits                                  $355,649    $2,838      3.19    $349,151    $1,958      2.24
   FHLB advances and other borrowings          90,469     1,242      5.49     106,869     1,425      5.33
   Junior subordinated debentures              21,471       499      9.30      21,508       485      9.02
                                             --------    ------              --------    ------
      Total interest-bearing liabilities      467,589     4,579      3.92     477,528     3,868      3.24
                                                         ------    ------                ------    ------
Interest rate spread                                                 2.16%                           2.36%
                                                                   ======                          ======
Non-interest-bearing liabilities                7,691                           6,429
                                             --------                        --------
   Total liabilities                          475,280                         483,957
Stockholders' equity                           34,417                          28,019
                                             --------                        --------
Total liabilities and stockholders' equity   $509,697                        $511,976
                                             ========                        ========
Net interest-earning assets                  $  6,228                        $    496
                                             ========                        ========
Net interest income                                      $2,619                          $2,828
                                                         ======                          ======
Net interest margin(3)                                               2.21%                           2.37%
                                                                   ======                          ======
Ratio of average interest-earning assets
   to average interest-bearing liabilities                         101.33%                         100.10%
                                                                   ======                          ======

----------
(1)  Includes non-accrual loans.

(2)  Includes assets classified as either available for sale or held for sale.

(3)  Net interest income divided by interest-earning assets.

                                                                FOR THE SIX MONTHS ENDED
                                             -------------------------------------------------------------
                                                     MARCH 31, 2007                  MARCH 31, 2006
                                             -----------------------------   -----------------------------
                                                                   Average                         Average
                                              Average               Yield/    Average               Yield/
(Dollars in thousands)                        Balance   Interest     Cost     Balance   Interest     Cost
                                             --------   --------   -------   --------   --------   -------
Interest-earning assets:
   Loans receivable(1)(2)                    $317,960    $10,614     6.68%   $306,311    $ 9,520     6.22%
   Mortgage-related securities(2)             106,332      2,416     4.54     114,108      2,476     4.34
   Investment securities(2)                    42,534      1,164     5.47      46,876      1,157     4.94
   Other interest-earning assets               11,154        177     3.17       8,610         92     2.14
                                             --------    -------             --------    -------
      Total interest-earning assets           477,980    $14,371     6.01     475,905    $13,245     5.57
                                             --------    -------   ------    --------    -------    -----
Non-interest-earning assets                    35,837                          34,238
                                             --------                        --------
   Total assets                              $513,817                        $510,143
                                             ========                        ========
Interest-bearing liabilities:
   Deposits                                  $354,450    $ 5,542     3.13    $348,236    $ 3,827     2.20
   FHLB advances and other borrowings          99,160      2,747     5.54     106,354      2,854     5.37
   Junior subordinated debentures              21,476      1,001     9.32      21,512        956     8.89
                                             --------    -------             --------    -------
      Total interest-bearing liabilities      475,086      9,290     3.91     476,102      7,637     3.21
                                             --------    -------   ------    --------    -------    -----
Interest rate spread                                                 2.10%                           2.36%
                                                                   ======                           =====
Non-interest-bearing liabilities                7,112                           6,054
                                             --------                        --------
   Total liabilities                          482,198                         482,156
Stockholders' equity                           31,619                          27,987
                                             --------                        --------
Total liabilities and stockholders' equity   $513,817                        $510,143
                                             ========                        ========
Net interest-earning assets (liabilities)    $  2,894                        $   (197)
                                             ========                        ========
Net interest income                                      $ 5,081                         $ 5,608
                                                         =======                         =======
Net interest margin(3)                                               2.13%                           2.36%
                                                                   ======                           =====
Ratio of average interest-earning assets
   to average interest-bearing liabilities                         100.61%                          99.96%
                                                                   ======                           =====

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

     For the three months ended March 31, 2007 and 2006, the provision for loan losses amounted to $100,000 and $525,000, respectively. The provision for loan losses in the 2006 period was substantially higher than the comparable 2007 period due to the amount of charge-offs taken in the 2006 period which required the Company to make a greater than typical provision in order to maintain its allowance for loan loss at an appropriate level. For the quarter ended March 31, 2007, the provision for loan loss was based on the Company's monthly review of the credit quality of its loan portfolio, the net charge-offs during the second quarter of fiscal 2007 and the continual evaluation of the classified and pass loan portfolios to bring the overall allowance for loan losses to a level deemed appropriate.

     At March 31, 2007, non-performing assets decreased $146,000 to $2.6 million, or 0.49%, of total assets, from $2.7 million at September 30, 2006. The decrease in non-performing assets was primarily the result of a $2.5 million decrease in real estate owned, partially offset by a $2.3 million increase to $2.6 million in non-performing loans. The decrease in real estate owned reflected the sale of a commercial real estate property consisting of a restaurant in Chesapeake City, Maryland. The property was sold for $2.7 million, resulting in a pre-tax gain of $61,000. The increase in non-performing loans was primarily a result of a $1.1 million increase in non-accrual commercial real estate loans combined with a $1.2 million increase in commercial business loans that are 90 days past due and still accruing, which the Bank is in the process of refinancing. The increase in non-accrual loans consisted of a bakery along with rental units above the establishment located in center city Philadelphia, Pennsylvania. The Company is continuing to aggressively pursue a workout strategy with the borrower.

     At March 31, 2007, the Bank had $17.7 million of classified assets compared to $15.0 million at December 31, 2006. All the assets were classified as substandard, consisting primarily of commercial business and commercial real estate loans. Criticized assets at March 31, 2007 amounted to $12.8 million, compared to $25.7 million at December 31, 2006.

     Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

Non-interest Income. For the three months ended March 31, 2007, non-interest income increased $53,000 or 6.6% to $853,000 as compared to the same period in 2006. The increase for the three months ended March 31, 2007 was primarily due to increases in the gain on sales of investment securities and service fee income, partially offset by a decrease in gain from the sale of real estate owned properties.

     Non-interest income increased $27,000 to $1.6 million for the six months ended March 31, 2007 by comparison to the same period last year. The increase for the six months ended March 31, 2007 was primarily due to increases in gain on sales of investment securities and service fee income. These increases were partially offset by decreases in gain on the sale of real estate owned properties, and, to a lesser extent, lower revenues generated in insurance products.

Non-interest Expense. Non-interest expense increased $27,000, or 0.8%, during the three months ended March 31, 2007 compared to the same period in 2006. The increase for the quarter ended March 31, 2007 was primarily due to increases of $55,000 and $17,000 in other non-interest expense and advertising, respectively, partially offset by decreases of $29,000 and $20,000 in salaries and employee benefits and professional fees, respectively.

     For the six months ended March 31, 2007, non-interest expense increased by $173,000, or 2.8%, primarily due to increases of $85,000, or 10.8%, $49,000, or
6.0% and $25,000, or 51.0% in other non-interest expense, professional fees and federal deposit insurance premium, respectively. These increases were primarily related to ongoing efforts to comply with the supervisory agreement. In addition, the Company incurred increases of $27,000, $18,000 and $16,000 in data processing, advertising and occupancy and equipment, respectively. The increases in non-interest expense were partially offset by a $33,000, or 1.1%, decrease in salaries and employee benefits compared to the same period in 2006.

Income Tax Benefit. The Company recognized income tax benefits of $48,000 and $139,000 for the three and six months ended March 31, 2007, respectively, as compared to income tax benefits of $142,000 and $70,000 for the same periods in 2006. The recognition of the income tax benefits for the three and six months ended March 31, 2007 was primarily related to the decline in taxable income for such periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At March 31, 2007, the Company had short-term borrowings (due within one year or currently callable by the FHLBank) outstanding of $94.3 million, all of which consisted of advances from the FHLBank Pittsburgh.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to fund maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At March 31, 2007, total approved loan commitments outstanding amounted to $6.9 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $37.5 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2007 totaled $149.3 million. Based upon the Company's historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

     The Bank is required under applicable federal banking regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital to at least 8.0% of its risk-weighted assets. At March 31, 2007, the Bank had tangible capital and core capital equal to 9.3% of adjusted total assets and total capital equal to 15.8% of risk-weighted assets. However, as a result of the supervisory agreement discussed above in "Supervisory Agreements," the Bank is required to maintain core and risk-based capital in excess of 7.5% and 12.5%, respectively. The Bank is in compliance with such requirements imposed by the supervisory agreement. In addition, as a result of entering into such agreement, the Bank is no longer deemed to be "well-capitalized" for purposes of the prompt corrective action regulations of the OTS.

     Under the terms of the supervisory agreement, the Company submitted a capital plan to the OTS. As part of the capital plan, which was approved by the OTS, the Company conducted a private placement of 400,000 shares of common stock, raising gross proceeds of approximately $6.5 million. The net proceeds of approximately $5.8 million are being used to reduce the amount of its outstanding trust preferred securities. The Company has given notice to redeem approximately $6.0 million of its trust preferred securities in June 2007.

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

     The interest rate risk measures used by the OTS include an "Exposure Measure" or "Post-Shock" NPV ratio and a "Sensitivity Measure". The "Post-Shock" NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low "Post-Shock" NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The "Sensitivity Measure" is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following sets forth the Bank's NPV as of March 31, 2007.

                           Net Portfolio Value
                         (Dollars in thousands)
------------------------------------------------------------------------
 Changes in                                      Net Portfolio
  Rates in                Dollar    Percentage      Value As
Basis Points    Amount    Change      Change     a % of Assets    Change
------------   -------   --------   ----------   -------------   -------
    300        $41,731   $(24,588)     (37)%          8.23%      (414)bp
    200         50,818    (15,501)     (23)           9.83       (254)bp
    100         59,407     (6,912)     (10)          11.28       (109)bp
     0          66,319         --       --           12.37         --
   (100)        70,707      4,387        7           13.00         63bp
   (200)        72,165      5,845        9           13.15         78bp

     As of March 31, 2007 the Company's NPV was $66.3 million or 12.37% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $50.8 million or 9.83% of the market value of assets. The change in the NPV ratio, or the Company's sensitivity measure, was a decline of 254 basis points.

     As of December 31, 2006 the Company's NPV was $68.0 million or 12.68% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $53.2 million or 10.29% of the market value of assets. The change in the NPV ratio, or the Company's sensitivity measure, was a decline of 239 basis points.

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

                                     PART II

Item 1. Legal Proceedings

     No material changes have occurred with respect to the legal proceedings previously disclosed in Item 3 of the Company's Annual Report on Form 10-K for the year ended September 30, 2006 ("Form 10-K").

Item 1A. Risk Factors

     There have been no material changes from the risk factors disclosed in the Company's Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a) - (b) The information required by Item 2 was previously reported on a Current Report on Form 8-K filed with the Commission on December 12, 2006 and Item 5 of the Company's Annual Report on Form 10-K for the year ended September 30, 2006 filed with the Commission on December 29, 2006.

     (c) Not applicable

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Information with regard to the results of the Company's annual meeting of stockholders held on February 7, 2007 was reported in the Form 10-Q for the quarter ended December 31, 2006.

Item 5. Other Information

     (a) Not applicable

     (b) There are no matters required to be reported under this item.

Item 6. Exhibits

     List of Exhibits

Exhibit
   No     Description
-------   -----------
   3.1    Amended and Restated Articles of Incorporation of First Keystone
          Financial, Inc. 1

   3.2    Amended and Restated Bylaws of First Keystone Financial, Inc.

   4.1    Specimen Stock Certificate of First Keystone Financial, Inc. 1

   4.2    Instrument defining the rights of security holders**

  10.1    Employment Agreement between First Keystone Financial, Inc. and
          Thomas M. Kelly dated December 1, 2004 2,*

  10.2    Severance Agreement between First Keystone Financial, Inc. and
          Elizabeth M. Mulcahy dated December 1, 2004 2,*

  10.3    Severance Agreement between First Keystone Financial, Inc. and
          Carol Walsh dated December 1, 2004 2,*

  10.4    1995 Stock Option Plan 3,*

  10.5    1995 Recognition and Retention Plan and Trust Agreement 4,*

  10.6    1998 Stock Option Plan 4,*

  10.7 Employment Agreement between First Keystone Bank and Thomas M. Kelly dated December 1, 2004 2,*

  10.8    Severance Agreement between First Keystone Bank and Elizabeth M.
          Mulcahy dated December 1, 2004 2,*

  10.9    Severance Agreement between First Keystone Bank and Carol Walsh dated
          December 1, 2004 2,*

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

      10.15    Confidentiality Agreement between First Keystone Bank and
               Marshall Soss and KarMar Realty Group*

      10.16 Letter dated December 11, 2006 with respect to appointment to Board 9

      10.17    Form of Registration Rights Agreement

      11 Statement re: computation of per share earnings. See Note 2 to the Consolidated Financial Statements included in Item 1 of Part
               1 hereof.

      31.1     Section 302 Certification of Chief Executive Officer

      31.2     Section 302 Certification of Chief Financial Officer

      32.1     Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2     Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.1     Code of Ethics 10

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

                                        FIRST KEYSTONE FINANCIAL, INC.


Date: May 15, 2007                      By: /s/ Thomas M. Kelly
                                            ------------------------------------
                                            Thomas M. Kelly
                                            President and Chief Executive
                                            Officer


Date: May 15, 2007                      By: /s/ Rose M. DiMarco
                                            ------------------------------------
                                            Rose M. DiMarco
                                            Chief Financial Officer