Form 10-Q
period 2007-06-30
FIRST KEYSTONE FINANCIAL INC
filed 2007-08-14
CIK 856751

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-25328
FIRST KEYSTONE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2576479

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

22 West State Street
Media, Pennsylvania	19063

(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code: (610) 565-6210
Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of August 8, 2007: 2,432,998

FIRST KEYSTONE FINANCIAL, INC.

FIRST KEYSTONE FINANCIAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

	June 30,	September 30,
	2007	2006
ASSETS
Cash and amounts due from depository institutions	$7,155	$4,072
Interest-bearing deposits with depository institutions	33,738	8,715

Total cash and cash equivalents	40,893	12,787
Investment securities available for sale	29,299	33,386
Mortgage-related securities available for sale	77,604	70,030
Loans held for sale	—	1,334
Investment securities held to maturity — at amortized cost (approximate fair value of $3,219 at June 30, 2007 and $3,268 at September 30, 2006)	3,257	3,257
Mortgage-related securities held to maturity — at amortized cost (approximate fair value of $31,848 at June 30, 2007 and $37,163 at September 30, 2006)	33,107	38,355
Loans receivable (net of allowance for loan loss of $3,234 and $3,367 at June 30, 2007 and September 30, 2006, respectively)	304,286	323,220
Accrued interest receivable	2,512	2,667
Real estate owned	—	2,450
FHLBank stock, at cost	5,861	6,233
Office properties and equipment, net	4,778	4,643
Deferred income taxes	3,560	2,281
Cash surrender value of life insurance	17,062	16,624
Prepaid expenses and other assets	2,367	5,693

TOTAL ASSETS	$524,586	$522,960

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest-bearing	$17,264	$17,232
Interest-bearing	345,667	341,584

Total deposits	362,931	358,816
Advances from FHLBank and other borrowings	104,398	107,241
Junior subordinated debentures	15,270	21,483
Accrued interest payable	2,407	2,164
Advances from borrowers for taxes and insurance	3,042	866
Accounts payable and accrued expenses	2,493	3,731

Total liabilities	490,541	494,301
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; issued 2,712,556 shares; outstanding at June 30, 2007 and September 30, 2006, 2,432,498 and 2,027,928 shares, respectively	27	27
Additional paid-in capital	12,590	12,974
Employee stock ownership plan	(3,012)	(3,089)
Treasury stock at cost: 280,058 shares at June 30, 2007 and 684,628 shares at September 30, 2006	(4,251)	(10,522)
Accumulated other comprehensive loss	(1,735)	(787)
Retained earnings — partially restricted	30,426	30,056

Total stockholders’ equity	34,045	28,659

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$524,586	$522,960

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$5,109	$5,106	$15,723	$14,626
Interest and dividends on:
Mortgage-related securities	1,264	1,323	3,680	3,799
Investment securities:
Taxable	371	296	995	889
Tax-exempt	48	187	344	560
Dividends	77	99	320	290
Interest-bearing deposits	176	53	353	145

Total interest income	7,045	7,064	21,415	20,309

INTEREST EXPENSE:
Interest on:
Deposits	2,864	2,198	8,406	6,025
FHLBank advances and other borrowings	1,211	1,533	3,958	4,387
Junior subordinated debentures	465	491	1,466	1,447

Total interest expense	4,540	4,222	13,830	11,859

NET INTEREST INCOME	2,505	2,842	7,585	8,450

PROVISION FOR LOAN LOSSES	100	81	275	651

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,405	2,761	7,310	7,799

NON-INTEREST INCOME:
Service charges and other fees	437	402	1,234	1,141
Net gain on sales of:
Loans held for sale	39	15	163	157
Investment and mortgage-related securities	—	3	120	3
Real estate owned	—	—	61	158
Increase in cash surrender value of life insurance	145	152	438	448
Other income	105	96	310	335

Total non-interest income	726	668	2,326	2,242

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,481	1,454	4,452	4,458
Occupancy and equipment	414	410	1,214	1,193
Professional fees	262	407	1,132	1,228
Federal deposit insurance premium	42	38	116	87
Data processing	149	138	427	390
Advertising	95	138	321	346
Deposit processing	153	147	450	457
Other	450	449	1,324	1,241

Total non-interest expense	3,046	3,181	9,436	9,400

INCOME BEFORE INCOME TAX BENEFIT	85	248	200	641

INCOME TAX BENEFIT	(30)	(19)	(170)	(89)

NET INCOME	$115	$267	$370	$730

BASIC EARNINGS PER COMMON SHARE	$0.05	$0.14	$0.17	$0.39

DILUTED EARNINGS PER COMMON SHARE	$0.05	$0.14	$0.17	$0.38

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

			Employee		Accumulated	Retained
		Additional	stock		other	earnings-	Total
	Common	paid-in	ownership	Treasury	comprehensive	partially	stockholders’
	stock	capital	plan	stock	loss	restricted	equity
BALANCE AT OCTOBER 1, 2005	$27	$12,920	$(3,185)	$(10,590)	$(209)	$29,230	$28,193
Net income	—	—	—	—	—	730	730
Other comprehensive income, net of tax:
Net unrealized loss on securities net of reclassification adjustment net of tax benefit of $822 (1)	—	—	—	—	(1,595)	—	(1,595)

Comprehensive loss	—	—	—	—	—	—	(865)

ESOP shares committed to be released	—	—	71	—	—	—	71
Share-based compensation	—	19	—	—	—	—	19
Excess of fair value above cost of ESOP shares committed to be released	—	41	—	—	—	—	41
Exercise of stock options	—	(3)	—	9	—	—	6
Dividends paid — $0.11 per share	—	—	—	—	—	(208)	(208)

BALANCE AT JUNE 30, 2006	$27	$12,977	$(3,114)	$(10,581)	$(1,804)	$29,752	$27,257

BALANCE AT OCTOBER 1, 2006	$27	$12,974	$(3,089)	$(10,522)	$(787)	$30,056	$28,659
Net income	—	—	—	—	—	370	370
Other comprehensive income, net of tax:
Net unrealized loss on securities net of reclassification adjustment net of tax benefit of 488 (1)	—	—	—	—	(948)	—	(948)

Comprehensive loss	—	—	—	—	—	—	(578)

ESOP shares committed to be released	—	—	77	—	—	—	77
Share-based compensation	—	26	—	—	—	—	26
Excess of fair value above cost of ESOP shares committed to be released	—	34	—	—	—	—	34
Exercise of stock options	—	(14)	—	71	—	—	57
Release of treasury shares for equity offering	—	(430)	—	6,200	—	—	5,770

BALANCE AT JUNE 30, 2007	$27	$12,590	$(3,012)	$(4,251)	$(1,735)	$30,426	$34,045

(1)	Disclosure of reclassification amount, net of tax:

	June 30,
	2007	2006
Net unrealized depreciation arising during the period	$(1,027)	$(1,597)
Less: reclassification adjustment for net gains included in net income (net of tax of $41 and $1, respectively)	79	2

Net unrealized loss on securities	$(948)	$(1,595)

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Nine months ended
	June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$370	$730
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	416	400
Amortization of premiums and discounts	123	245
Increase in cash surrender value of life insurance	(438)	(448)
Gain on sales of:
Loans held for sale	(163)	(157)
Investment securities available for sale	(120)	(46)
Mortgage-related securities available for sale	—	43
Real estate owned	(61)	(158)
Provision for loan losses	275	651
Amortization of ESOP	111	112
Deferred income taxes	(791)	250
Share-based compensation	26	19
Origination of loans held for sale	(271)	(4,857)
Proceeds from the sale of loans	1,605	4,770
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	155	27
Prepaid expenses and other assets	3,326	4,510
Accrued interest payable	243	206
Accrued expenses	(1,238)	(368)

Net cash provided by operating activities	3,568	5,929

INVESTING ACTIVITIES:
Loans originated	(76,623)	(111,166)
Purchases of:
Mortgage-related securities available for sale	(17,974)	(18,353)
Investment securities available for sale	(5,878)	(338)
Redemption of FHLBank stock	372	2,753
Proceeds from sales of real estate owned	2,511	918
Proceeds from sales of investment and mortgage-related securities available for sale	7,912	6,586
Principal collected on loans	95,446	83,676
Proceeds from maturities, calls, or repayments of:
Investment securities available for sale	1,220	590
Mortgage-related securities available for sale	9,837	10,351
Mortgage-related securities held to maturity	5,177	6,266
Investment securities held to maturity	—	1,000
Expenditures on real estate owned	—	(6)
Purchase of property and equipment	(551)	(332)

Net cash provided by (used in) investing activities	21,449	(18,055)

FINANCING ACTIVITIES:
Net increase in deposit accounts	4,115	6,484
Net decrease (increase) in FHLBank advances and other borrowings	(2,843)	3,251
Net increase in advances from borrowers for taxes and insurance	2,176	2,188
Exercise of stock options	57	6
Net proceeds from equity offering	5,770	—
Retirement of junior subordinated debt	(6,186)	—
Cash dividend	—	(208)

Net cash provided by financing activities	3,089	11,721

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,106	(405)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,787	16,155

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,893	$15,750

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest on deposits and borrowings	$13,587	$11,653
Transfers of loans receivable into real estate owned	—	3,337
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

The results of operations for the three and nine month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2007 or any other period. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the First Keystone Financial, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2006.

2.	COMPREHENSIVE INCOME (LOSS)

The Company presents as a component of comprehensive income the amounts from transactions and other events which currently are excluded from consolidated statements of income and are recorded directly to stockholders’ equity. This component consists exclusively of unrealized gains and losses on available for sale securities. For the nine months ended June 30, 2007 and 2006, this activity is shown under the heading “Other Comprehensive Income,” as presented in the Unaudited Consolidated Statement of Changes in Stockholders’ Equity. For the three months ended June 30, 2007 and 2006, comprehensive income (loss), net of tax, totaled $(759,000) and $(108,000), respectively.

3.	INVESTMENT SECURITIES

The amortized cost and approximate fair value, at June 30, 2007, of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gain	Loss	Fair Value
Available for Sale:
U.S. Government and agency bonds:
1 to 5 years	$2,000	$—	$(18)	$1,982
Over 10 years	3,949	—	(76)	3,873
Municipal obligations:
5 to 10 years	1,130	—	(32)	1,098
Corporate bonds:
1 to 5 years	2,078	34	—	2,112
5 to 10 years	2,000	—	(410)	1,590
Over 10 years	7,667	5	(51)	7,621
Mutual funds	10,076	—	(343)	9,733
Other equity investments	1,040	250	—	1,290

Total	$29,940	$289	$(930)	$29,299

Held to Maturity:
Municipal obligations:
5 to 10 years	$3,257	$—	$(38)	$3,219

Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at June 30, 2007.

	Loss Position		Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government and agency bonds	$3,873	$(76)	$1,982	$(18)	$5,855	$(94)
Corporate bonds	—	—	8,132	(461)	8,132	(461)
Municipal obligations	3,219	(38)	968	(32)	4,187	(70)
Mutual funds	—	—	9,230	(343)	9,230	(343)

Total	$7,092	$(114)	$20,312	$(854)	$27,404	$(968)

At June 30, 2007, investment securities in a gross unrealized loss position for twelve months or longer consisted of eight securities and an investment in two mutual funds having an aggregate depreciation of 4.0% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. Mutual funds in an unrealized loss position for 12 months or longer consisted of two funds primarily invested in asset-backed securities and had an aggregate depreciation of 3.6%. Corporate bonds in an unrealized loss position for 12 months or longer consisted of six debt securities and had an aggregate depreciation of 5.4%. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of June 30, 2007 represents an other-than-temporary impairment.
The amortized cost and approximate fair value, at September 30, 2006, of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

	September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gain	Loss	Fair Value
Available for Sale:
U.S. Government bonds:
5 to 10 years	$2,000	$—	$(24)	$1,976
Municipal obligations:
5 to 10 years	1,010	21	—	1,031
Over 10 years	8,910	181	(15)	9,076
Corporate bonds:
1 to 5 years	1,000	39	—	1,039
5 to 10 years	2,000	—	(183)	1,817
Over 10 years	7,941	11	(39)	7,913
Mutual funds	9,229	—	(276)	8,953
Other equity investments	1,040	547	(6)	1,581

Total	$33,130	$799	$(543)	$33,386

Held to Maturity:
Municipal obligations:
5 to 10 years	$3,257	$11	$—	$3,268

Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at September 30, 2006.

	Loss Position		Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government and agency bonds	$—	$—	$1,976	$(24)	$1,976	$(24)
Corporate bonds	5,201	(18)	3,439	(204)	8,640	(222)
Equity	56	(6)	—	—	56	(6)
Municipal bonds	348	—	985	(15)	1,333	(15)
Mutual funds	—	—	8,952	(276)	8,592	(276)

Total	$5,605	$(24)	$15,352	$(519)	$20,957	$(543)

4.	MORTGAGE-RELATED SECURITIES

Mortgage-related securities available for sale and mortgage-related securities held to maturity, at June 30, 2007, are summarized as follows:

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gain	Loss	Fair Value
Available for Sale:
FHLMC pass-through certificates	$14,188	$1	$(323)	$13,866
FNMA pass-through certificates	31,037	30	(628)	30,439
GNMA pass-through certificates	2,407	4	(29)	2,382
Collateralized mortgage obligations	31,960	22	(1,065)	30,917

Total	$79,592	$57	$(2,045)	$77,604

Held to Maturity:
FHLMC pass-through certificates	$12,657	$2	$(485)	$12,174
FNMA pass-through certificates	20,379	2	(777)	19,604
Collateralized mortgage obligations	71	—	(1)	70

Total	$33,107	$4	$(1,263)	$31,848

Provided below is a summary of mortgage-related securities available for sale and held to maturity which were in an unrealized loss position at June 30, 2007.

	Loss Position		Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Pass-through certificates	$20,984	$(446)	$52,078	$(1,796)	$73,062	$(2,242)
Collateralized mortgage obligations	2,828	(22)	27,722	(1,044)	30,550	(1,066)

Total	$23,812	$(468)	$79,800	$(2,840)	$103,612	$(3,308)

At June 30, 2007, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of fifty-five securities that at such date had an aggregate depreciation of 3.4% from the Company’s amortized cost basis. Management does not believe any individual unrealized loss as of June 30, 2007 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and various private issuers. The majority of the unrealized losses associated with mortgage-related securities are primarily attributable to changes in interest rates and not due to the deterioration of the creditworthiness of the issuer. The Company has the ability and intent to hold these securities until the securities mature or recover in value.
Mortgage-related securities available for sale and mortgage-related securities held to maturity, at September 30, 2006, are summarized as follows:

	September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gain	Loss	Fair Value
Available for Sale:
FHLMC pass-through certificates	$7,290	$1	$(67)	$7,224
FNMA pass-through certificates	28,037	34	(474)	27,597
GNMA pass-through certificates	2,966	4	(63)	2,907
Collateralized mortgage obligations	33,188	24	(910)	32,302

Total	$71,481	$63	$(1,514)	$70,030

Held to Maturity:
FHLMC pass-through certificates	$14,376	$6	$(450)	$13,932
FNMA pass-through certificates	23,826	3	(751)	23,078
Collateralized mortgage obligations	153	—	—	153

Total	$38,355	$9	$(1,201)	$37,163

Provided below is a summary of mortgage-related securities available for sale and held to maturity which were in an unrealized loss position at September 30, 2006.

	Loss Position		Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Pass-through certificates	$14,955	$(104)	$55,887	$(1,701)	$70,842	$(1,805)
Collateralized mortgage obligations	—	—	31,965	(910)	31,965	(910)

Total	$14,955	$(104)	$87,852	$(2,611)	$102,807	$(2,715)

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30,	September 30,
	2007	2006
Real estate loans:
Single-family	$140,726	$144,760
Construction and land	28,197	38,158
Multi-family and commercial	61,427	70,439
Home equity and lines of credit	58,453	59,319
Consumer loans	1,271	1,375
Commercial loans	23,374	24,474

Total loans	313,448	338,525
Loans in process	(6,152)	(12,081)
Allowance for loan losses	(3,234)	(3,367)
Deferred loan costs	224	143

Loans receivable – net	$304,286	$323,220

At June 30, 2007 and September 30, 2006, non-performing loans (which include loans in excess of 90 days delinquent as to principal or interest) amounted to approximately $3,156 and $277, respectively. At June 30, 2007, non-performing loans on non-accrual status primarily consisted of three single-family residential mortgage loans aggregating $228, three commercial business loans aggregating $213, two commercial real estate loans aggregating $1,141 and three consumer home equity loans aggregating $85. Loans 90 days or more past maturity amounted to $1,488 consisted primarily of five commercial business loans aggregating $1,477 at June 30, 2007.
At June 30, 2007 and September 30, 2006, the Company had impaired loans with a total recorded investment of $1,166 and $25, respectively. Interest income of $27 was recognized on these impaired loans during the nine months ended June 30, 2007. Interest income of $36 was not recognized on these impaired loans due to the non-accrual status of such loans for the nine months ended June 30, 2007.
Loans collectively evaluated for impairment include residential real estate, home equity (including lines of credit) and consumer loans and are not included in the data that follow:

	June 30,	September 30,
	2007	2006
Impaired loans with related allowance for loan losses under SFAS No. 114	$1,141	$—
Impaired loans with no related allowance for loan losses under SFAS No. 114	25	25

Total impaired loans	$1,166	$25

Valuation allowance related to impaired loans	$264	$—

     The following is an analysis of the allowance for loan losses:

	Nine Months Ended
	June 30,
	2007	2006
Balance beginning of period	$3,367	$3,475
Provisions charged to income	275	651
Charge-offs	(455)	(1,206)
Recoveries	47	11

Total	$3,234	$2,931

6.	DEPOSITS

Deposits consist of the following major classifications:

	June 30,2007		September 30, 2006
	Amount	Percent	Amount	Percent
Non-interest-bearing	$17,264	4.8%	$17,232	4.8%
NOW	77,627	21.4	73,356	20.5
Passbook	39,204	10.8	41,708	11.6
Money market demand	36,412	10.0	40,591	11.3
Certificates of deposit	192,424	53.0	185,929	51.8

Total	$362,931	100.0%	$358,816	100.0%

7.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. All dilutive shares consist of options the exercise price of which is lower than the market price of the common stock covered thereby at the dates presented. At June 30, 2007, there were no anti-dilutive shares. At June 30, 2006, anti-dilutive shares consisted of options covering 2,221 shares.

The calculated basic and diluted EPS is as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator — Net income	$115	$267	$370	$730

Denominators:
Basic shares outstanding	2,307,671	1,892,876	2,200,013	1,890,601
Effect of dilutive securities	18,037	22,688	18,240	22,830

Diluted shares outstanding	2,325,708	1,915,564	2,218,253	1,913,431

EPS:
Basic	$0.05	$0.14	$0.17	$0.39
Diluted	$0.05	$0.14	$0.17	$0.38
8.	SHARE-BASED COMPENSATION

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123(R)) using the modified prospective application transition method. The adoption of SFAS No. 123(R) resulted in approximately $6 and $26 compensation expense for the three and nine month periods ended June 30, 2007, respectively. Compensation expense for the three and nine month periods ended June 30, 2006 was $6 and $19, respectively. There were no new grants of stock options or other share-based payments during the nine months ended June 30, 2007 and, therefore, additional disclosures for share-based compensation were omitted due to immateriality.

A summary of award activity under the stock option plans as of June 30, 2007 and changes during the nine month period is presented below:

	Number		Weighted Average
	of Option	Exercise	Exercise Price per
	Shares	Price Range	share

Outstanding at October 1, 2006	61,447	$10.13–21.89	$13.17
Granted	—	—	—
Exercised	(4,570)	10.13 – 14.25	12.49
Forfeited	(527)	19.75 – 21.89	20.42

Cancelled	(1,694)	19.75 – 21.89	20.06

Outstanding at June 30, 2007	54,656	$10.13–21.89	$12.94

The weighted average remaining contractual term was approximately 2.8 years for all options outstanding and approximately 2.6 years for 50,796 stock options exercisable as of June 30, 2007.

As of June 30, 2007 there was approximately $6,400 of total unrecognized compensation expense related to the unvested options granted under the stock option plans. This expense is expected to be recognized over a weighted average period of 3 months.

9.	EQUITY OFFERING

In December 2006, the Company conducted a private placement of 400,000 shares of common stock resulting in gross proceeds of approximately $6.5 million. The offering was undertaken by the Company to strengthen its capital position in accordance with a capital plan designed to maintain the Company’s capital at prudent levels as well as reduce its debt-to-equity ratio to below 50%. In June 2007, the Company redeemed $6.0 million of its outstanding trust preferred securities. The capital plan was adopted by the Company in April 2006 pursuant to a supervisory agreement between the Company and the OTS in February 2006.

The shares sold in the private placement were offered to accredited investors in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The shares have not been registered under the Securities Act or any state securities laws and the securities may not be offered or sold absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. In accordance with the terms of registration rights agreement entered into with each of the purchasers in the private placement, the Company filed a registration statement with the Securities and Exchange Commission to register such shares for resale, which registration statement became effective in May 2007.

10.	REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum regulatory capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of tangible and core capital (as defined in the regulations) to adjusted assets (as defined), and of Tier I and total capital (as defined) to average assets (as defined). Management believes, as of June 30, 2007, that the Bank meets all regulatory capital adequacy requirements to which it is subject.

The Bank’s actual regulatory capital amounts and ratios are presented in the following table.

			Required for		Well Capitalized
			Capital Adequacy		Under Prompt
	Actual		Purpose		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2007:
Core Capital (to Adjusted Tangible Assets)	$48,880	9.31%	$20,994	4.0%	$26,243	5.0%
Tier I Capital (to Risk-Weighted Assets)	48,880	15.08	N/A	N/A	19,449	6.0
Total Capital (to Risk-Weighted Assets)	52,114	16.08	25,932	8.0	32,415	10.0
Tangible Capital (to Tangible Assets)	48,796	9.30	7,872	1.5	N/A	N/A

At September 30, 2006:
Core Capital (to Adjusted Tangible Assets)	$47,771	9.15%	$20,819	4.0%	$26,096	5.0%
Tier I Capital (to Risk-Weighted Assets)	47,771	13.96	N/A	N/A	20,539	6.0
Total Capital (to Risk-Weighted Assets)	51,138	14.94	27,385	8.0	34,231	10.0
Tangible Capital (to Tangible Assets)	47,771	9.15	7,829	1.5	N/A	N/A
On February 13, 2006, the Bank entered into a supervisory agreement with the OTS. The supervisory agreement requires the Bank, among other things, to maintain minimum core capital and total risk-based capital ratios of 7.5% and 12.5%, respectively. At June 30, 2007, the Bank was in compliance with such requirement. As a result of entering into and being subject to a supervisory agreement, the Bank is not deemed to be “well-capitalized” for purposes of the prompt corrective action regulations of the OTS even though the Bank’s regulatory capital is in excess of all regulatory capital requirements.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155.”) SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006 (October 1, 2006 for the Company) and adoption did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact of this pronouncement but does not expect that the guidance will have a material effect on the Company’s financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “FASB Interpretation No. 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 or October 1, 2007 for the Company. The Company is currently evaluating the impact of this pronouncement.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No.108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. This guidance is effective for the fiscal year ending September 30, 2007. In the year of adoption, misstatements may be corrected by treating the misstatement as an accounting change and adjusting retained earnings rather than being included in the current year income statement. The Company has determined that the guidance provided by SAB No. 108 does not have a material effect on the current quarter’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No.157. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 159 on our consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     In addition to historical information, this Quarterly Report on Form 10-Q includes certain “forward-looking statements” based on management’s current expectations. The Company’s actual results could differ materially, as such term is defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, from management’s expectations. Such forward-looking statements include statements regarding management’s current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Company’s control. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies or guidelines, availability and cost of energy resources, the effects of the supervisory agreements entered into by the Company and First Keystone Bank (the “Bank”) with the Office of Thrift Supervision (the “OTS”), and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees.
     The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made.
General
     The Company is a Pennsylvania corporation and sole stockholder of the Bank, a federally chartered stock savings bank, which converted to the stock form of organization in January 1995. The Bank is a community-oriented bank emphasizing customer service and convenience. The Bank’s primary business is attracting deposits from the general public and using those funds, together with other available sources of funds, primarily borrowings, to originate loans. Although the Bank’s management remains focused on its long-term strategic plan to continue to shift the Bank’s loan composition towards increased investment in commercial, construction and home equity loans and lines of credit in order to provide a higher yielding loan portfolio with generally shorter contractual terms, due to high levels of classified and criticized assets consisting primarily of commercial loans, the Bank has determined to significantly reduce commercial lending until a satisfactory level of such assets is achieved.
Critical Accounting Policies
     Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets or comprehensive income, are considered critical accounting policies. In management’s opinion, the most critical accounting policy affecting the Company’s financial statements is the evaluation of the allowance for loan losses. The Company maintains an allowance for loan losses at a level management believes is sufficient to provide for known and inherent losses in the loan portfolio that were both probable and reasonable to estimate. The allowance for loan losses is considered a critical accounting estimate because there is a large degree of judgment in (i) assigning individual loans to specific risk levels (pass, special mention, substandard, doubtful and loss), (ii) valuing the underlying collateral securing the loans, (iii) determining the appropriate reserve factor to be applied to specific risk levels for criticized and classified loans (substandard, doubtful and loss) and (iv) determining reserve factors to be applied to pass loans based upon loan type. Accordingly, there is a likelihood that materially different amounts would be reported under different, but reasonably plausible conditions or assumptions.
     The determination of the allowance for loan losses requires management to make significant estimates with respect to the amounts and timing of losses and market and economic conditions. Accordingly, a decline in the economy could increase loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. The Bank will continue to monitor and adjust its allowance for loan losses through the provision for loan losses as economic conditions and other factors dictate. Management reviews the allowance for loan losses generally on a monthly basis, but at a minimum at least quarterly. Although the Bank maintains its allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank’s determination as to the amount of its allowance for loan losses is subject to review by its primary federal banking regulator, the OTS, as part of its examination process, which may result in additional allowances being required.
Supervisory Agreements
     On February 13, 2006, the Company and the Bank each entered into a supervisory agreement with the OTS which primarily addressed issues identified in the OTS’ reports of examination of the Company’s and the Bank’s operations and financial condition conducted in 2005.
     Under the terms of the supervisory agreement between the Company and the OTS, the Company agreed to, among other things, (i) develop and implement a three-year capital plan designed to support the Company’s efforts to maintain prudent levels of capital and to reduce its debt-to-equity ratio below 50%; (ii) not incur any additional debt without the prior written approval of the OTS; and (iii) not repurchase any shares of or pay any cash dividends on its common stock until the Company complied with certain conditions. Upon reducing its debt-to-equity below 50%, the Company may resume the payment of quarterly cash dividends at the lesser of the dividend rate in effect immediately prior to entering into the supervisory agreement ($0.11 per share) or 35% of its consolidated net income (on an annualized basis), provided that the OTS, upon review of prior notice from the Company of the proposed dividend, does not object to such payment.
     Under the terms of the supervisory agreement between the Bank and the OTS, the Bank agreed to, among other things, (i) not grow in any quarter in excess of the greater of 3% of total assets (on an annualized basis) or net interest credited on deposit liabilities during such quarter; (ii) maintain its core capital and total risk-based capital in excess of 7.5% and 12.5%, respectively; (iii) adopt revised policies and procedures governing commercial lending; (iv) conduct periodic reviews of its commercial loan department; (v) conduct periodic internal loan reviews; (vi) adopt a revised asset classification policy and (vii) not amend, renew or enter compensatory arrangements with senior executive officers and directors, subject to certain exceptions, without the prior approval of the OTS. As a result of the growth restriction imposed on the Bank, the Company’s growth is currently and will continue to be substantially constrained unless and until the supervisory agreements are terminated or modified. As of March 31, 2006 and June 30, 2006, the Bank exceeded the growth limitation contained in the supervisory agreement with the OTS described above. Subsequent to June 30, 2006, the Bank reduced its assets sufficiently to be below the June 30, 2006 limitation. The OTS advised the Bank that it would not take any regulatory action against the Bank provided it was in compliance with the growth limitation as of September 30, 2006. The Bank has continued to comply with the growth restriction as of each quarter since and including September 30, 2006.
     The Company underwent an examination by the OTS in the Fall of 2006. In connection with such examination, the OTS reviewed the Company’s and the Bank’s compliance with the provisions of the supervisory agreements. Although the Company and the Bank were determined to be in full or partial compliance with substantially all of the provisions of the supervisory agreements, the examination did note a number of areas for improvement with respect to the Bank’s loan underwriting, credit analysis and asset classification policies and procedures. In order to strengthen these areas, the Bank hired a Chief Credit Officer, providing prior notice to the OTS, in accordance with the requirements of the supervisory agreement. The Bank is aggressively addressing these areas for improvement in its lending operations in order to be in full compliance with the terms of the supervisory agreements.
     The Company has submitted to and received from the OTS approval of a capital plan, which calls for an equity infusion in order to reduce the Company’s debt-to-equity ratio below 50%. As part of its capital plan, the Company conducted a private placement of 400,000 shares of common stock, raising gross proceeds of approximately $6.5 million. In June 2007, the net proceeds of approximately $5.8 million were used to reduce the amount of its outstanding debt through the redemption of $6.2 million of its junior subordinated debentures. As a result of such redemption, the Company’s debt-to-equity ratio is less than 50%. Although the Company’s debt-to-equity ratio is below 50%, it does not anticipate resuming the payment of dividends until such time as the Company’s operating results improve.
Comparison of Financial Condition at June 30, 2007 and September 30, 2006
     Total assets of the Company increased slightly by $1.6 million from $523.0 million at September 30, 2006 to $524.6 million at June 30, 2007. Cash and cash equivalents increased by $28.1 million to $40.9 million at June 30, 2007 from $12.8 million at September 30, 2006. The increase in cash and cash equivalents was primarily due to increase cash balances on hand, loan repayments and, to a lesser extent, principal paydowns of mortgage-related securities. The sale of a substantial portion of the Company’s municipal bond portfolio which resulted in the $4.1 million decrease in investment securities available for sale was undertaken as a result of a change in the Company’s tax strategy. Loans receivable decreased by $18.9 million from $323.2 million at September 30, 2006 to $304.3 million at June 30, 2007 as loan repayments have outpaced originations. Total deposits increased $4.1 million, or 1.1%, from $358.8 million at September 30, 2006 to $362.9 million at June 30, 2007, while borrowings decreased $2.8 million, or 2.7%, from $107.2 million at September 30, 2006. The increase in deposits resulted from a $6.5 million, or 3.5%, increase in certificates of deposit partially offset by a decrease of $2.4 million, or 1.4%, in core deposits (which consist of passbook, money market, NOW and non-interest bearing accounts).
     Stockholders’ equity increased $5.4 million to $34.0 million primarily due to the Company’s completion of the private equity offering which resulted in net proceeds of approximately $5.8 million. See Note 8 of Notes to Unaudited Consolidated Financial Statements. The Company released 400,000 shares of common stock from the Company’s treasury stock resulting in a reduction in treasury stock by $6.2 million.
Comparison of Results of Operations for the Three and Nine Months Ended June 30, 2007 and 2006
Net Income. Net income was $115,000, or $.05 per diluted share, for the quarter ended June 30, 2007 as compared to $267,000, or $.14 per diluted share, for the same period in 2006. Net income for the nine months ended June 30, 2007 was $370,000, or $.17 per diluted share, a decrease of $360,000, or 49.3%, as compared to $730,000, or $.38 per diluted share, for the same period in 2006.
Net Interest Income. Net interest income decreased $337,000, or 11.9%, to $2.5 million and $865,000, or 10.2%, to $7.6 million for the three and nine months ended June 30, 2007 as compared to the same periods in 2006. Such decreases were primarily due to increases in interest expense of $318,000, or 7.5%, and $2.0 million, or 16.6%, for the three and nine months ended June 30, 2007, respectively, as compared to the same periods in 2006. The increase in interest expense for the nine months ended June 30, 2007 was partially offset by an increase in interest income of $1.1 million or 5.4%, for the nine months ended June 30, 2007, as compared to the same period in 2006. The weighted average yield earned on interest-earning assets for the three months ended June 30, 2007 increased 15 basis points to 5.95% compared to the same period in 2006 and 35 basis points to 6.00% for the nine months ended June 30, 2007 compared to the same period in 2006. However, for the three months ended June 30, 2007, the weighted average rate paid on interest-bearing liabilities increased 45 basis points to 3.90% from 3.45% for the same period in the prior fiscal year and 62 basis points to 3.91% for the nine months ended June 30, 2007 as compared to 3.29% for the nine months ended June 30, 2006.
     The interest rate spread and net interest margin were 2.05% and 2.12%, respectively, for the three months ended June 30, 2007 as compared to 2.35% and 2.33%, respectively, for the same period in 2006.The interest rate spread and net interest margin were 2.09% and 2.12%, respectively, for the nine months ended June 30, 2007 as compared to 2.36% and 2.35%, respectively, for the same period in 2006. The declines in the interest rate spread and net interest margin were the result of the Bank’s interest-bearing liabilities repricing at a faster pace than its interest-earning assets.

     The following table presents the average balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three months and nine months ended June 30, 2007 and 2006. The average yields and costs are annualized.

	For the Three Months Ended
	June 30, 2007			June 30, 2006
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable(1) (2)	$308,893	$5,109	6.62%	$315,829	$5,106	6.47%
Mortgage-related securities(2)	108,852	1,264	4.64	117,212	1,323	4.51
Investment securities(2)	37,143	496	5.34	45,289	582	5.14
Other interest-earning assets	18,784	176	3.75	8,666	53	2.45

Total interest-earning assets	473,672	$7,045	5.95	486,996	$7,064	5.80

Non-interest-earning assets	35,083			36,841

Total assets	$508,755			$523,837

Interest-bearing liabilities:
Deposits	$359,175	$2,864	3.19	$355,614	$2,198	2.47
FHLB advances and other borrowings	87,058	1,211	5.56	112,458	1,533	5.45
Junior subordinated debentures	19,899	465	9.35	21,499	491	9.14

Total interest-bearing liabilities	466,132	4,540	3.90	489,571	4,222	3.45

Interest rate spread			2.05%			2.35%

Non-interest-bearing liabilities	8,025			6,933

Total liabilities	474,157			496,504
Stockholders’ equity	34,598			27,333

Total liabilities and stockholders’ equity	$508,755			$523,837

Net interest-earning assets (liabilities)	$7,540			$(2,575)

Net interest income		$2,505			$2,842

Net interest margin(3)			2.12%			2.33%

Ratio of average interest-earning assets to average interest-bearing liabilities			101.62%			99.47%

(1)	Includes non-accrual loans.

(2)	Includes assets classified as either available for sale or held for sale.

(3)	Net interest income divided by interest-earning assets.

	For the Nine Months Ended
	June 30, 2007			June 30, 2006
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable(1) (2)	$314,937	$15,723	6.66%	$309,472	$14,626	6.30%
Mortgage-related securities(2)	107,172	3,680	4.58	115,142	3,799	4.40
Investment securities(2)	40,423	1,659	5.47	46,138	1,739	5.03
Other interest-earning assets	13,698	353	3.44	8,629	145	2.24

Total interest-earning assets	476,230	$21,415	6.00	479,381	$20,309	5.65

Non-interest-earning assets	35,579			35,339

Total assets	$511,809			$514,720

Interest-bearing liabilities:
Deposits	$355,711	$8,406	3.15	$350,701	$6,025	2.29
FHLB advances and other borrowings	95,126	3,958	5.55	108,389	4,387	5.40
Junior subordinated debentures	20,950	1,466	9.33	21,508	1,447	8.97

Total interest-bearing liabilities	471,787	13,830	3.91	480,598	11,859	3.29

Interest rate spread			2.09%			2.36%

Non-interest-bearing liabilities	7,414			6,352

Total liabilities	479,201			486,950
Stockholders’ equity	32,608			27,770

Total liabilities and stockholders’ equity	$511,809			$514,720

Net interest-earning assets (liabilities)	$4,443			$(1,217)

Net interest income		$7,585			$8,450

Net interest margin(3)			2.12%			2.35%

Ratio of average interest-earning assets to average interest-bearing liabilities			100.94%			99.75%

(1)	Includes non-accrual loans.

(2)	Includes assets classified as either available for sale or held for sale.

(3)	Net interest income divided by interest-earning assets.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management to be sufficient to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management’s analysis includes consideration of the Company’s historical experience, the volume and type of lending conducted by the Company, the amount of the Company’s classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company’s primary market area, and other factors related to the collectibility of the Company’s loan portfolio. The secondary mortgage market has been adversely impacted during the third quarter of fiscal 2007 and through the filing date of this Form 10-Q by deteriorating investor demand for mortgage loan products, particularly with regard to subprime products, as investors are tightening credit standards and offering less favorable pricing. The Company does not have a program for originating subprime loans. At both June 30, 2007 and September 30, 2006, the Company had a minimal amount of real estate loans that would be considered subprime loans in the mortgage loan portfolio.
     For the three months ended June 30, 2007 and 2006, the provision for loan losses amounted to $100,000 and $81,000, respectively. The provision for loan losses in the 2007 period was slightly higher than the comparable 2006 period due to the amount of charge-offs taken in the 2007 period. For the quarter ended June 30, 2007, the provision for loan losses was based on the Company’s monthly review of the credit quality of its loan portfolio, the net charge-offs during the third quarter of fiscal 2007 and the continual evaluation of the classified and pass loan portfolios to maintain the overall allowance for loan losses to a level deemed appropriate.
     At June 30, 2007, non-performing assets increased $406,000 to $3.2 million, or 0.60%, of total assets, from $2.7 million at September 30, 2006. The increase in non-performing assets was primarily the result of a $2.9 million increase to $3.2 million in non-performing loans, partially offset by a $2.5 million decrease in real estate owned. The decrease in real estate owned reflected the sale of a commercial real estate property consisting of a restaurant in Chesapeake City, Maryland. The property was sold for $2.7 million, resulting in a pre-tax gain of $61,000. At June 30, 2007, the Company did not have any real estate owned. The increase in non-performing loans was primarily a result of a $1.1 million increase in non-accrual commercial real estate loans and a $188,000 increase in non-accrual commercial business loans, combined with a $1.5 million increase in commercial business loans that are 90 days past due and still accruing, which the Bank is in the process of refinancing. The increase in non-accrual loans consisted primarily of a loan secured by a bakery along with rental units above the establishment located in center city Philadelphia, Pennsylvania. The Company is continuing to aggressively pursue a workout strategy with the borrower.
     At June 30, 2007, the Bank had $13.9 million of classified assets compared to $17.7 million at March 31, 2007. All the assets were classified as substandard, consisting primarily of commercial business and commercial real estate loans. Criticized assets at June 30, 2007 amounted to $10.1 million, compared to $12.8 million at March 31, 2007.
     Management continues to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.
Non-interest Income. For the three months ended June 30, 2007, non-interest income increased $58,000 or 8.7% to $726,000 as compared to the same period in 2006. The increase for the three months ended June 30, 2007 was primarily due to increases in the gain on sales of SBA loans and service fee income due to increased fees being charged on overdraft accounts.
     Non-interest income increased $84,000 to $2.3 million for the nine months ended June 30, 2007 by comparison to the same period last year. The increase for the nine months ended June 30, 2007 was primarily due to increases in gain on sales of investment securities and service fee income. These increases were partially offset by decreases in gain on the sale of real estate owned properties, and, to a lesser extent, lower revenues generated in insurance products.
Non-interest Expense. Non-interest expense decreased $135,000, or 4.2%, during the three months ended June 30, 2007 compared to the same period in 2006. The decrease for the quarter ended June 30, 2007 was primarily due to decreases of $145,000 and $43,000 in professional fees and advertising, respectively, partially offset by increases of $27,000 and $44,000 in salary and benefits and other non-interest expense, respectively.
     For the nine months ended June 30, 2007, non-interest expense increased by $36,000, or 0.4%, primarily due to increases of $83,000, or 6.7%, $37,000, or 9.6%, and $29,000, or 33.1% in other operating expense, data processing and federal deposit insurance premiums, respectively, compared to the same period in 2006. These increases were partially offset by decreases of $96,000, or 7.8%, and $25,000, or 7.2%, in professional fees and advertising, respectively, compared to the same period in 2006.

Income Tax Benefit. The Company recognized income tax benefits of $30,000 and $170,000 for the three and nine months ended June 30, 2007, respectively, as compared to income tax benefits of $19,000 and $89,000 for the same periods in 2006. This increase in recognition of the income tax benefits for the three and nine months ended June 30, 2007 was primarily related to the decrease in taxable income for such periods.
Liquidity and Capital Resources
     The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At June 30, 2007, the Company had short-term borrowings (due within one year or currently callable by the FHLBank) outstanding of $104.3 million, all of which consisted of advances from the FHLBank Pittsburgh.
     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to fund maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At June 30, 2007, total approved loan commitments outstanding amounted to $2.5 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $35.9 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2007 totaled $167.1 million. Based upon the Company’s historical experience, management believes that a significant portion of maturing deposits will remain with the Company.
     The Bank is required under applicable federal banking regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital to at least 8.0% of its risk-weighted assets. At June 30, 2007, the Bank had tangible capital and core capital equal to 9.3% of adjusted total assets and total capital equal to 16.1% of risk-weighted assets. Under the terms of the supervisory agreement discussed above in “Supervisory Agreements,” the Bank is required to maintain core and risk-based capital in excess of 7.5% and 12.5%, respectively. The Bank is in compliance with such requirements imposed by the supervisory agreement. In addition, as a result of entering into such agreement, the Bank is no longer deemed to be “well-capitalized” for purposes of the prompt corrective action regulations of the OTS.
     Under the terms of the supervisory agreement, the Company submitted a capital plan to the OTS. As part of the capital plan, which was approved by the OTS, the Company conducted a private placement of 400,000 shares of common stock, raising gross proceeds of approximately $6.5 million. The net proceeds of approximately $5.8 million were used to reduce the amount of its junior subordinated debentures. The Company redeemed $6.2 million of its junior subordinated debentures in June 2007.
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
     Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such prices are affected by inflation to a larger extent than interest rates. In the current interest rate environment, liquidity and the maturity structure of the Company’s assets and liabilities are critical to the maintenance of acceptable performance levels.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For a discussion of the Company’s asset and liability management policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report for the year ended September 30, 2006.
     The Company utilizes reports prepared by the OTS to measure interest rate risk. Using data from the Bank’s quarterly thrift financial reports, the OTS models the net portfolio value (“NPV”) of the Bank over a variety of interest rate scenarios. The NPV is defined as the present value of expected cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing off-balance sheet contracts. The model assumes instantaneous, parallel shifts in the U.S. Treasury Securities yield curve up to 300 basis points, and a decline of 200 basis points.
     The interest rate risk measures used by the OTS include an “Exposure Measure” or “Post-Shock” NPV ratio and a “Sensitivity Measure”. The “Post-Shock” NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low “Post-Shock” NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following sets forth the Bank’s NPV as of June 30, 2007.

Net Portfolio Value
(Dollars in thousands)
Changes in				Net
Rates in		Dollar	Percentage	Portfolio Value As
Basis Points	Amount	Change	Change	a % of Assets	Change

300	$40,466	$(25,437)	(39)%	7.96%	(431) bp
200	49,616	(16,287)	(25)	9.58	(269) bp
100	58,350	(7,552)	(11)	11.06	(121) bp
0	65,902	—	—	12.27	—
(100)	71,438	5,535	8	13.10	83 bp
(200)	74,341	8,439	13	13.48	121 bp
     As of June 30, 2007 the Company’s NPV was $65.9 million or 12.27% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV was $49.6 million or 9.58% of the market value of assets. The change in the NPV ratio, or the Company’s sensitivity measure, was a decline of 269 basis points.
     As of March 31, 2007 the Company’s NPV was $66.3 million or 12.37% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV was $50.8 million or 9.83% of the market value of assets. The change in the NPV ratio, or the Company’s sensitivity measure, was a decline of 254 basis points.
Item 4. Controls and Procedures
     Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.
     No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
No material changes have occurred with respect to the legal proceedings previously disclosed in Item 3 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 (“Form 10-K”).
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the Company’s Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) – (b) The information required by Item 2 was previously reported on a Current Report on Form 8-K filed with the Commission on December 12, 2006 and Item 5 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 filed with the Commission on December 29, 2006.
(c) Not applicable. No shares of common stock were repurchased during the quarter ended June 30, 2007.
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable
Item 5. Other Information
(a) Not applicable
(b) There are no matters required to be reported under this item.
Item 6. Exhibits
List of Exhibits

Exhibit
No	Description
3.1	Amended and Restated Articles of Incorporation of First Keystone Financial, Inc. 1

3.2	Amended and Restated Bylaws of First Keystone Financial, Inc. 2

4.1	Specimen Stock Certificate of First Keystone Financial, Inc. 1

4.2	Instrument defining the rights of security holders **

10.1	Employment Agreement between First Keystone Financial, Inc. and Thomas M. Kelly dated December 1, 2004 3,*

10.2	Severance Agreement between First Keystone Financial, Inc. and Carol Walsh dated December 1, 2004 3,*

10.3	1995 Stock Option Plan 4, *

10.4	1995 Recognition and Retention Plan and Trust Agreement 4,*

10.5	1998 Stock Option Plan 5, *

10.6	Employment Agreement between First Keystone Bank and Thomas M. Kelly dated December 1, 2004 3, *

10.7	Severance Agreement between First Keystone Bank and Carol Walsh dated December 1, 2004 3, *

10.8	Amended and Restated Bank Supplemental Executive Retirement Plan 5,*

10.9	Amendment No. 1 to the Employment Agreement between First Keystone Financial, Inc. and Thomas M. Kelly 7,*

10.10	Amendment No. 1 to the Employment Agreement between First Keystone Bank and Thomas M. Kelly 7,*

10.11	Transition, Consulting, Noncompetition and Retirement Agreement by and between First Keystone Financial, Inc., First Keystone Bank and Donald S. Guthrie 8,*

10.12	Confidentiality Agreement between First Keystone Bank and Marshall Soss and KarMar Realty Group*9

10.13	Letter dated December 11, 2006 with respect to appointment to Board 10

Exhibit
No	Description
10.14	Form of Registration Rights Agreement 11

11	Statement re: computation of per share earnings. See Note 2 to the Consolidated Financial Statements included in Item 1 of Part 1 hereof.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Code of Ethics 12

99.2	Supervisory Agreement between First Keystone Financial, Inc. and the Office of Thrift Supervision dated February 13, 2006. 13

99.3	Supervisory Agreement between First Keystone Bank and the Office of Thrift Supervision dated February 13, 2006. 13

(1)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-84824) filed by the Registrant with the SEC on October 6, 1994, as amended.

(2)	Incorporated by reference from Exhibit 3.2 in the Form 10-Q filed by the Registrant with the SEC on May 14, 2007.

(3)	Incorporated by reference from Exhibits 10.1, 10.2, 10.6, and 10.8,, respectively, in the Form 8-K filed by the Registrant with the SEC on December 7, 2004 (File No. 000-25328).

(4)	Incorporated by reference from Exhibit 10.9 in the Form 10-K filed by the Registrant with SEC on December 29, 1995 (File No. 000-25328).

(5)	Incorporated from Appendix A of the Registrant’s definitive proxy statement dated December 24, 1998 (File No. 000-25328).

(6)	Incorporated by reference from Exhibit 10.1 in the Form 8-K filed by the Registrant with the SEC on July 2, 2007.

(7)	Incorporated by reference from Exhibits 10.19 and 10.20, respectively, in the Form 8-K filed by the Registrant with the SEC on March 29, 2005.

(8)	Incorporated by reference from Exhibit 10.21 in the Form 8-K filed by the Registrant with the SEC on March 29, 2005.

(9)	Incorporated by reference from Exhibit 10.15 in the Form 10-K filed by the Registrant with the SEC on December 29, 2006.

(10)	Incorporated by reference from Exhibit 10.1 in the Form 8-K filed by the Registrant with the SEC on December 20, 2006.

(11)	Incorporated by reference from Exhibit 10.17 in the Form 10-K filed by the Registrant with the SEC on December 29, 2006.

(12)	Incorporated by reference from the Form 10-K filed by the Registrant with the SEC on December 23, 2003.

(13)	Incorporated by reference from the Form 10-Q for the quarter ended December 31, 2005 filed by the Registrant with the SEC on February 14, 2006.

(*)	Consists of a management contract or compensatory plan

(**)	The Company has no instruments defining the rights of holders of long-term debt where the amount of securities authorized under such instrument exceeds 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST KEYSTONE FINANCIAL, INC.
Date: August 14, 2007	By:	/s/ Thomas M. Kelly
Thomas M. Kelly
President and Chief Executive Officer

Date: August 14, 2007	By:	/s/ Rose M. DiMarco
Rose M. DiMarco
Chief Financial Officer