Form 10-K
period 2007-09-30
FIRST KEYSTONE FINANCIAL INC
filed 2007-12-28
CIK 856751

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $19.70 on March 30, 2007, the last business day of the Registrant's second quarter was $30.5 million (2,432,998 shares outstanding less 886,063 shares held by affiliates at $19.70 per share). Although directors and executive officers of the Registrant and certain employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of December 19, 2007: 2,432,998

                       DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the definitive proxy statement for the 2008 Annual Meeting of Stockholders are incorporated into Part III.

                         FIRST KEYSTONE FINANCIAL, INC.
                                    FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007
                                      INDEX

                                                                                      Page
                                                                                      ----
PART I
Item 1.  Business                                                                       1
Item 1A. Risk Factors                                                                  36
Item 1B. Unresolved Staff Comments                                                     38
Item 2.  Properties                                                                    39
Item 3.  Legal Proceedings                                                             40
Item 4.  Submission of Matters to a Vote of Security Holders                           40

PART II
Item 5.  Market for Registrant's Common Stock, Related Stockholder Matters             40
            and Issuer Purchases of Equity Securities
Item 6.  Selected Financial Data                                                       42
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of    44
            Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk                    58
Item 8.  Financial Statements and Supplementary Data                                   59
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial     90
            Disclosures
Item 9A. Controls and Procedures                                                       90
Item 9B. Other Information                                                             90

PART III
Item 10. Directors and Executive Officers of the Registrant                            90
Item 11. Executive Compensation                                                        90
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related    91
            Stockholder Matters
Item 13. Certain Relationships and Related Transactions                                91
Item 14. Principal Accounting Fees and Services                                        91

PART IV
Item 15. Exhibits, Financial Statement Schedules                                       91
         SIGNATURES                                                                    94

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

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     First Keystone Financial, Inc. (the "Company") is a Pennsylvania corporation and the sole shareholder of First Keystone Bank, a federally chartered stock savings bank (the "Bank"), which converted to the stock form of organization in January 1995. The only significant assets of the Company are the capital stock of the Bank, the Company's loan to its employee stock ownership plan, and various equity and other investments. See Note 17 of the Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2007 set forth in Item 8 hereof, "Financial Statements and Supplementary Data." The primary business of the Company consists of operating the Bank.

     The Bank is a community oriented bank emphasizing customer service and convenience. The Bank's primary business is attracting deposits from the general public and using those funds together with other available sources of funds, primarily borrowings, to originate loans.

BUSINESS STRATEGY

     Although the future growth of the Company and the Bank currently is restricted by the provisions contained in the supervisory agreements described below, the Company intends to continue executing its strategy to transform itself from a traditional thrift into a locally-based community bank. The principal components of the Company's strategy include:

          - Expanding commercial and construction lending infrastructure. During fiscal 2007, the Company employed many resources to strengthen both its credit review process as well as its administrative procedures in the commercial lending area. With the infrastructure in place in support of its commercial business and commercial and multi-family real estate lending activities, the Bank intends to hire additional seasoned commercial and construction lending officers in order to expand its operations in these areas. The Bank plans to continue improving the integration of its business development officers and branch managers with the operations of its lending department. The Bank's expanded commercial credit administration function is instrumental in developing and implementing more rigorous and extensive oversight of the Bank's commercial lending activities to, among other things, reduce the likelihood of credit quality issues.

          - Continuing expansion of product offerings. To assist its commercial customers and to attract new business deposits, the Bank created a Cash Management Division which provides extensive support services, including ACH activity, wire transfers, automated interest-earning clearing accounts and other cash management products. In fiscal 2007, the Bank began offering remote deposit capture to its commercial customers enabling them to scan and process their deposits directly from their offices. The Bank has also expanded its electronic delivery systems in recent years, including both commercial and retail bill paying services. Commercial business and commercial and multi-family loans grew to $79.1 million, or 26.2% of the total loan portfolio, at September 30, 2007 compared to $69.2 million, or 23.1% of the total loan portfolio, at September 30, 2003. This service also enhances the Bank's ability to attract and retain commercial customers who are not located in close proximity to the branch network. In addition to the remote deposit product, the Bank expects to introduce its relationship banking product, which will reward customers for bundling services, allow more competitive pricing.

          - Increasing the amount of lower costing deposits. The Bank continues to emphasize the generation of core deposits, in particular non-interest-bearing checking accounts, targeted to commercial customers. As of September 30, 2003, time deposits accounted for 49.2% of total deposits, while transaction, savings and MMDA accounts constituted 22.4%, 13.0% and 15.4% of total deposits, respectively. As of September 30, 2007, the Company's time deposits increased to 53.2% of total deposits, with low-cost transaction accounts increasing to 26.4% of total deposits and savings and MMDA accounts comprising 10.6% and 9.7%, respectively, of total deposits. Although, time deposits increased, in particular during fiscal 2006, and to a lesser extent during fiscal 2007, reflecting the Company's determination to utilize time deposits as a lower cost alternative to borrowings as a source of funding for the Company's operations. In addition, with the recent competitive pressures in 2007, the Bank, like many other financial institutions, has found customers moving funds to time deposits due to their generally higher rates.

          - Establishing branches in desirable locations. The Company seeks to open additional full-service branches in attractive suburban communities with growing populations and significant numbers of small and medium-sized businesses in Delaware and Chester Counties. The Bank opened its last branch office in Aston, Pennsylvania in October 2004 which generated deposits of $21.7 million as of September 30, 2007. The Bank's goal is to open one new branch office approximately every 24 months, subject to the availability of attractive locations at reasonable prices, the proper demographic mix and receipt of regulatory approval.

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

     Through an extensive highway network, the economies of Delaware and Chester Counties are knitted tightly into a regional economy of more than 2.5 million workers. Delaware and Chester Counties have a large, well-educated, and skilled labor force, with nearly one quarter of the counties' population having earned a four-year college degree. The median household income of Delaware and Chester Counties in 2005 was approximately $55,630 and $72,690, respectively, as compared to approximately $48,500 for Pennsylvania as a whole. In addition, Philadelphia's central location in the Northeast corridor, infrastructure, and other factors have made the Bank's primary market area attractive to many large corporate employers, including Comcast, Boeing, State Farm Insurance, United Parcel Service, PECO Energy, SAP America, Inc. and Wawa.

     The Philadelphia area economy is typical of many large northeastern cities where the traditional manufacturing-based economy has declined and been replaced by the service sector, including the health care market. Crozer/Keystone Health System, Mercy Health Corp., and Astra-Zeneca are among the larger health care employers within the Bank's market area. According to the Delaware County Chamber of Commerce, there are more than 65 degree-granting institutions in the Delaware Valley region, representing a higher density of colleges and universities than any other area in the United States. Delaware County also has one of the nation's lowest unemployment rates and one of the most active Chamber of Commerce Offices in the Commonwealth. The Delaware County Chamber of Commerce has been recognized by the U.S. Small Business Administration (Philadelphia District Office) for its accomplishments several times within the past few years.

     The population of Delaware County is reported at over half a million residents and is the fifth most populated county in the Commonwealth of Pennsylvania. Much of the growth and development continues to be in the western part of the county and adjacent Chester County. At the end of the third calendar quarter of 2007, unemployment in Chester County was extremely low - at 3.1% - compared to the rest of the Commonwealth, which was at 4.1%. Chester County's growth rate is expected to increase even further in the next decade, and some of the communities in Chester County that are experiencing the most rapid growth - East Marlborough Township, New Garden Township and East Goshen - surround the Bank's Chester County branch.

     The Bank experiences strong competition for real estate loans, principally from other savings associations, commercial banks, and mortgage-banking companies. The Bank competes for these and other loans primarily through the interest rates and loan fees it charges, the efficiency and quality of the services it provides borrowers, and the convenient locations of its branch office network.

     The Bank faces strong competition, both in attracting deposits and making real estate and commercial loans. Its most direct competition for deposits has historically come from other savings associations, credit unions, and commercial banks located in its market area. This includes many large regional financial institutions which have even greater financial and marketing resources available to them. The ability of the Bank to attract and retain core deposits depends on its ability to provide a competitive rate of return, liquidity, and service convenience comparable to those offered by competing investment opportunities. The Bank's management remains focused on attracting core deposits through its branch network, business development efforts, and commercial business relationships.

     The Bank maintains seven branch offices in Delaware County with deposits totaling $334.3 million at September 30, 2007 and one branch office in Chester County with deposits totaling $19.4 million at September 30, 2007. Based on deposits as of June 30, 2007 (the most recent data used by the FDIC), the Bank's market share in Delaware and Chester Counties was 3.4% and 0.7%, respectively. The Bank believes it has the opportunity to expand its deposit market share in the future.

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

     The Company has submitted to and received from the OTS approval of a capital plan, which calls for an equity infusion in order to reduce the Company's debt-to-equity ratio below 50%. As part of its capital plan, the Company conducted a private placement of 400,000 shares of common stock, raising gross proceeds of approximately $6.5 million. In June 2007, the net proceeds of approximately $5.8 million were used to reduce the amount of its outstanding debt through the redemption of $6.2 million of its junior subordinated debentures. As a result of such redemption, the Company's debt-to-equity ratio is less than 50%. Although the Company's debt-to-equity ratio is below 50%, it does not anticipate resuming the payment of dividends until such time as the Company's operating results improve.

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

     As a result of the supervisory agreement, the Bank hired a Chief Credit Officer ("CCO") and, under the direction of the Board and the CCO, enhanced its credit review analysis, developed administrative procedures and adopted an asset classification system. The Bank continues to address these areas and to reduce the level of classified assets in order to be in full compliance with the terms of the supervisory agreements. At September 30, 2007, the Company believes it and the Bank are in full compliance with all the provisions of the supervisory agreements.

LENDING ACTIVITIES

     Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated (excluding loans held for sale).

                                                                                SEPTEMBER 30,
                                          ----------------------------------------------------------------------------------------
                                                2007              2006              2005              2004              2003
                                          ----------------  ----------------  ----------------  ----------------  ----------------
                                           AMOUNT      %     AMOUNT      %     AMOUNT      %     AMOUNT      %     AMOUNT      %
                                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
                                                                           (Dollars in thousands)
Real estate loans:
   Single-family                          $139,888   46.40% $144,760   42.76% $149,237   46.64% $163,907   50.87% $166,042   55.51%
   Multi-family and commercial              60,026   19.91    70,439   20.81    69,704   21.78    64,509   20.02    59,022   19.73
   Construction and land                    23,501    7.80    38,158   11.27    36,828   11.51    38,078   11.82    28.975    9.69
   Home equity loans and lines of credit    57,808   19.17    59,319   17.52    46,748   14.61    43,621   13.54    33,459   11.19
                                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
      Total real estate loans              281,223   93.28   312,676   92.36   302,517   94.54   310,115   96.25   287,498   96.12
                                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
Consumer:
   Deposit                                     142     .05       170     .05       112     .04       133     .04       112     .04
   Unsecured personal loans                    460     .15       538     .16       641     .20       629     .20       547     .18
   Other (1)                                   602     .20       667     .20       623     .19       709     .21       779     .26
                                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
      Total consumer loans                   1,204     .40     1,375     .41     1,376     .43     1,471     .45     1,438     .48
                                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
Commercial business loans                   19,044    6.32    24,474    7.23    16,085    5.03    10,624    3.30    10,161    3.40
                                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
      Total loans receivable(2)            301,471  100.00%  338,525  100.00%  319,978  100.00%  322,210  100.00%  299,097  100.00%
                                          --------  ======  --------  ======  --------  ======  --------  ======  --------  ======
Less:
   Loans in process                          6,008            12,081            14,614            15,807            10,655
   Deferred loan origination fees and
      discounts                               (277)             (143)              (90)              116                35
   Allowance for loan losses                 3,322             3,367             3,475             2,039             1,986
                                          --------          --------          --------          --------          --------
      Total loans receivable, net         $292,418          $323,220          $301,979          $304,248          $286,421
                                          ========          ========          ========          ========          ========

----------
(1)  Consists primarily of credit card loans.

(2) Does not include $0, $1.3 million, $41,000, $172,000 and $4.5 million of loans held for sale at September 30, 2007, 2006, 2005, 2004 and 2003, respectively.

     Contractual Principal Repayments. The following table sets forth the scheduled contractual principal repayments of the Bank's loans held to maturity at September 30, 2007. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments of the Bank's loan portfolio held to maturity.

                                                                      REAL ESTATE LOANS
                                                     ---------------------------------------------------
                                                                  MULTI-FAMILY                              CONSUMER AND
                                                       SINGLE-         AND       CONSTRUCTION                COMMERCIAL
                                                     FAMILY (1)    COMMERCIAL      AND LAND       TOTAL    BUSINESS LOANS     TOTAL
                                                     ----------   ------------   ------------   --------   --------------   --------
                                                                                  (Dollars in thousands)
Amounts due in:
   One year or less                                   $ 12,279       $ 7,688        $23,501     $ 43,468       $ 9,774      $ 53,242
   After one year through three years                   27,534         9,375             --       36,909         2,209        39,118
   After three years through five years                 30,367         6,707             --       37,074         3,413        40,487
   After five years through ten years                   69,490        15,762             --       85,252         2,005        87,257
   After ten years through fifteen years                24,735         9,641             --       34,376         1,454        35,830
   Over fifteen years                                   33,291        10,853             --       44,144         1,393        45,537
                                                      --------       -------        -------     --------       -------      --------
      Total (2)                                       $197,696       $60,026        $23,501     $281,223       $20,248      $301,471
                                                      ========       =======        =======     ========       =======      ========
Interest rate terms on amounts due after one year:
   Fixed                                                                                        $160,704       $ 5,246      $165,950
   Adjustable                                                                                     77,051         5,228        82,279
                                                                                                --------       -------      --------
      Total (2)                                                                                 $237,755       $10,474      $248,229
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

                                                                  YEAR ENDED SEPTEMBER 30,
                                                             ---------------------------------
                                                                2007        2006        2005
                                                             ---------   ---------   ---------
                                                                   (Dollars in thousands)
Gross loans at beginning of period(1)                        $ 339,859   $ 320,019   $ 322,382
                                                             ---------   ---------   ---------
Loan originations for investment:
   Real estate:
      Residential                                               16,838      16,799      11,235
      Commercial and multi-family                                6,679      23,068      31,689
      Construction                                              11,366      21,743      23,876
      Home equity and lines of credit                           30,106      41,592      33,033
                                                             ---------   ---------   ---------
         Total real estate loans originated for investment      64,989     103,202      99,833
   Consumer                                                      1,953       3,265       3,458
   Commercial business                                          18,979      32,424      26,281
                                                             ---------   ---------   ---------
         Total loans originated for investment                  85,921     138,891     129,572
Loans originated for resale                                        271       6,063      13,620
                                                             ---------   ---------   ---------
         Total originations                                     86,192     144,954     143,192
                                                             ---------   ---------   ---------
Deduct:
   Principal loan repayments and prepayments                  (122,505)   (116,316)   (131,460)
   Transferred to real estate owned                                 --      (2,700)         --
   Charge-offs                                                    (470)     (1,328)       (344)
   Loans sold in secondary market                               (1,605)     (4,770)    (13,751)
                                                             ---------   ---------   ---------
         Subtotal                                             (124,580)   (125,114)   (145,555)
                                                             ---------   ---------   ---------
Net (decrease) increase in loans(1)                            (38,388)     19,840      (2,363)
                                                             ---------   ---------   ---------
Gross loans at end of period(1)                              $ 301,471   $ 339,859   $ 320,019
                                                             =========   =========   =========

----------
(1) Includes loans held for sale of $0, $1.3 million, and $41,000 at September 30, 2007, 2006, and 2005, respectively.

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

     Applications for single-family residential mortgage loans which may be originated for resale in the secondary market or loans designated for portfolio retention that conform to the requirements for resale into the secondary market and do not exceed Fannie Mae ("FNMA") or Freddie Mac ("FHLMC") limits are approved by at least one of the following: the Bank's Chief Credit Officer, the Senior Mortgage Loan Underwriter or the Loan Committee (a committee comprised of four directors and the Chief Credit Officer). Residential mortgage loans in excess of FNMA/FHLMC maximum amounts (currently $417,000 for single-family properties) but less than $1.0 million must be approved by the Loan Committee. Commercial and multi-family residential real estate mortgage loans in excess of $250,000 and all construction loans must be approved by the Loan Committee. All mortgage loans in excess of $1.0 million must be approved by the Bank's Board of Directors or the Executive Committee thereof. All mortgage loans which do not require approval by the Board of Directors are submitted to the Board at its next meeting for review and ratification. Home equity loans and lines of credit up to $250,000 can be approved by the Chief Credit Officer, the Vice President of Construction Loans or the Administrative Vice President of Residential Lending. Loans in excess of such amount must be approved by the Loan Committee.

     Single-Family Residential Loans. Substantially all of the Bank's single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the Department of Veterans Affairs. The vast majority of the Bank's single-family residential mortgage loans are secured by properties located in Pennsylvania, primarily in Delaware and Chester Counties, and are originated under terms and documentation which permit their sale to FHLMC or FNMA. During fiscal 2007, due to the inverted yield curve, continuing interest rate margin compression, and the unappealing spreads on mortgage-backed securities, the Bank elected to retain all of its newly originated 30-year term fixed-rate residential mortgage loans in its portfolio. The Bank will also continue to retain its adjustable-rate mortgage loans and shorter term fixed-rate residential mortgage loans. See "- Mortgage-Banking Activities."

     The single-family residential mortgage loans offered by the Bank currently consist of fixed-rate loans, including bi-weekly and balloon loans and adjustable-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortized with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank's fixed-rate loans are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as FHLMC or FNMA, and other purchasers in the secondary mortgage market. The Bank also offers bi-weekly loans under the terms of which the borrower makes payments every two weeks. Although such loans have a 30-year amortization schedule, due to the bi-weekly payment schedule, such loans repay substantially more rapidly than a standard monthly amortizing 30-year fixed-rate loan. The Bank also offers five and seven year balloon loans which provide that the borrower can conditionally renew the loan at the fifth or seventh year at a then to-be-determined interest rate for the remaining 25 or 23 years, respectively, of the amortization period. At September 30, 2007, $123.1 million, or 88.0% of the Bank's single-family residential mortgage loans held in portfolio were fixed-rate loans, including $7.8 million of bi-weekly, fixed-rate residential mortgage loans.

     The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three or five years in accordance with a designated index, such as U.S. Treasury obligations, adjusted to a constant maturity ("CMT"), plus a stipulated margin. The Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a maximum adjustment limit of 6% on any such increase or decrease over the life of the loan. In order to increase the originations of adjustable-rate loans, the Bank has been originating loans which bear a fixed interest rate for a period of three to five years after which they convert to one-year adjustable-rate loans. The Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization. Although the Bank does offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year CMT are underwritten using methods approved by FHLMC or FNMA which require borrowers to be qualified at 2% above the discounted loan rate under certain conditions. The Bank has taken steps to increase the amount of such loans originated in recent years, but with limited success due to limited interest by consumers due to the low interest rate environment that existed prior to fiscal 2006. At September 30, 2007, $16.8 million, or 12.0%, of the Bank's single-family residential mortgage loans held for portfolio were adjustable-rate loans.

     Adjustable-rate loans decrease the Bank's risk associated with changes in interest rates but involve other risks. In the event interest rates increase, the loan payment by the borrower also increases to the extent permitted by the terms of the loan, thereby increasing the potential for default. In addition, adjustable-rate loans tend to prepay and convert to fixed rates when the overall interest rate environment is low. Moreover, as with fixed-rate loans, as interest rates increase, the marketability of the underlying collateral property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in portfolio in an increasing interest rate environment.

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

     Commercial and Multi-Family Residential Real Estate Loans. During fiscal 2007, the Bank decreased its investment in commercial and multi-family residential loans due to the Company's self-imposed curtailment of such lending activity while implementing substantially enhanced credit review and administration infrastructure. The limited amount of such loans being originated during fiscal 2007 was being made primarily to small- and medium-sized businesses located in the Bank's primary market area, a segment of the market that the Bank believes has continued to be underserved in recent years. Loans secured by commercial and multi-family residential real estate amounted to $60.0 million, or 19.9%, of the Bank's total loan portfolio, at September 30, 2007. The Bank's commercial and multi-family residential real estate loans are secured primarily by professional office buildings, small retail establishments, warehouses and apartment buildings (with 36 units or less) located in the Bank's primary market area.

     The Bank's adjustable-rate multi-family residential and commercial real estate loans generally are either three or five-year adjustable-rate loans indexed to the CMT plus a margin. In addition, depending on collateral value and strength of the borrower, fixed-rate balloon loans and longer term fixed-rate loans may be originated. Generally, fees of up to 1% of the principal loan balance are charged to the borrower upon closing. Although terms for multi-family residential and commercial real estate loans may vary, the Bank's underwriting standards generally provide for terms of up to 20 years with amortization of the principal over the term of the loan and LTV ratios of not more than 75%. Generally, the Bank obtains personal guarantees of the principals of the borrower as additional security for any commercial real estate and multi-family residential loan and requires that the borrower have at least a 25% equity investment in the property which is the subject of the loan.

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

     At September 30, 2007, residential construction loans totaled $8.7 million, or 2.9%, of the total loan portfolio, primarily consisting of construction loans to developers. At September 30, 2007, commercial construction loans totaled $919,000, or 0.30%, of the total loan portfolio.

     The Bank also originates ground or land loans to individuals to purchase a property on which they intend to build their primary residences, as well as to developers to purchase lots to build speculative homes at a later date. Such loans have terms of 36 months or less with a maximum LTV ratio of 75% of the lower of appraised value or sale price. The loans are made with variable rates based on the Prime Rate plus a margin. The Bank also receives origination fees, which generally range between 1.0% and 3.0% of the loan amount. At September 30, 2007, land loans (including loans to acquire and develop land) totaled $13.8 million, or 4.6%, of the total loan portfolio.

     Loans to developers include both secured and unsecured lines of credit (which are classified as commercial business loans) with outstanding commitments totaling $730,000. All have personal guarantees of the principals and are cross-collateralized with existing loans. At September 30, 2007, loans outstanding under builder lines of credit totaled $704,000, all of which were unsecured. Such loans are only given to the Bank's most creditworthy long standing customers.

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

     Home Equity Loans and Lines of Credit. Home equity loans and home equity lines of credit are secured by the underlying equity in the borrower's primary residence or, occasionally, other types of real estate. Home equity loans are amortizing loans with fixed interest rates with a maximum term of 15 years while equity lines of credit have adjustable interest rates indexed to the Prime Rate with a term of 10 years and interest-only payments. Generally home equity loans or home equity lines of credit do not exceed $100,000. The Bank's home equity loans and lines of credit generally require combined LTV ratios of 80% or less. Loans with higher LTV ratios are available but with higher interest rates and stricter credit standards. At September 30, 2007, home equity loans and lines of credit amounted to $57.8 million, or 19.2%, of the Bank's total loan portfolio.

     Commercial Business Loans. The Bank's strategic plan focuses the growth of its commercial business loan portfolio by granting such loans directly to business enterprises that are located in its market area. The majority of such loans are for less than $1.0 million. The Bank actively targets and markets this product to small-and medium-sized businesses. Applications for commercial business loans are obtained from existing commercial customers, branch and customer referrals, direct inquiry and those that are obtained by our commercial lending officers. As of September 30, 2007, commercial business loans amounted to $19.0 million, or 6.3%, of the Bank's total loan portfolio. The commercial business loans consist of a limited number of commercial lines of credit secured by equipment and securities, some working capital financings secured by accounts receivable and inventory and, to a limited extent, unsecured lines of credit. Commercial business loans originated by the Bank ordinarily have terms of five years or less and fixed rates or adjustable rates tied to the Prime Rate plus a margin.

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

     In the latter part of fiscal 2005, the Bank began to market loans guaranteed by the Small Business Administration. During fiscal 2006, the Bank was approved as an SBA Preferred Lender. As an SBA Preferred Lender, the Bank has been granted the ability to approve SBA Loans without requesting the approval of the SBA prior to closing the loan. All SBA policies and procedures must be followed by the Bank to maintain its Preferred Lender Status. As part of the Company's asset liability strategy, the Bank intends to sell the guaranteed portion of the loan upon loan settlement. In fiscal 2007, the Bank recognized $163,000 from the sale of SBA loans compared to $132,000 in 2006.

     Consumer Lending Activities. The Bank also offers a variety of consumer loans in order to provide a full range of retail financial services to its customers. At September 30, 2007, $1.2 million, or 0.4%, of the Bank's total loan portfolio was comprised of consumer loans. The Bank originates substantially all of such loans in its market area. At September 30, 2007, the Bank's consumer loan portfolio was comprised of credit card, deposit, automobile, unsecured personal loans and other consumer loans. The Bank's credit card program is primarily offered to only the Bank's most creditworthy customers. At September 30, 2007, these loans totaled $568,000, or 0.19%, of the total loan portfolio. Another component of the consumer loan portfolio is unsecured loans amounting to $460,000, or 0.15%, of the Bank's loan portfolio at September 30, 2007.

     Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

     Mortgage-Banking Activities. Due to customer preference for fixed-rate loans, the Bank has continued to originate fixed-rate loans. Long-term (generally 30 years) fixed-rate loans not taken into portfolio for asset/liability purposes are sold into the secondary market. The Bank's net gain on sales of single-family residential loans amounted to $0, $24,000 and $93,000 during the fiscal years ended September 30, 2007, 2006 and 2005, respectively. The decrease in net gain on sales for mortgage loans in fiscal 2007 was a result from the Bank's decision to retain 30-year single-family residential loans into its loan portfolio as part of the Bank's asset/liability strategy. The Bank did not have any single-family residential loans held for sale at September 30, 2007 and 2006.

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

     Loan Origination Fees and Servicing. Borrowers may be charged an origination fee, which is a percentage of the principal balance of the loan. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," the various fees, net of costs, received by the Bank in connection with the origination of loans are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. However, when such loans are sold, the remaining unamortized fees (which are all or substantially all of such fees due to the relatively short period during which such loans are held) are recognized as income on the sale of loans held for sale.

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

                                                        SEPTEMBER 30,
                                                 ---------------------------
                                                   2007      2006      2005
                                                 -------   -------   -------
                                                    (Dollars in thousands)
Loans originated by the Bank and serviced for:
   FNMA                                          $   491   $   544   $   595
   FHLMC                                          46,193    50,290    54,457
   Others                                            295       311       326
                                                 -------   -------   -------
      Total loans serviced for others            $46,979   $51,145   $55,378
                                                 =======   =======   =======

     The Bank receives fees for servicing mortgage loans, which generally amount to 0.25% per annum on the declining principal balance of mortgage loans. Such fees serve to compensate the Bank for the costs of performing the servicing function. Other sources of loan servicing revenues include late charges. The Bank retains a portion of funds received from borrowers on the loans it services for others in payment of its servicing fees received on loans serviced for others. For fiscal years ended September 30, 2007, 2006 and 2005, the Bank earned gross fees of $124,000, $139,000 and $133,000, respectively, from loan servicing.

     Loans-to-One Borrower Limitations. Regulations impose limitations on the aggregate amount of loans that a savings institution could make to any one borrower, including related entities. Under such regulations, the permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 2007, the Bank's five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $3.5 million to $6.4 million. The Bank's loans-to-one borrower limit was $7.8 million at such date.

ASSET QUALITY

     General. As a part of the Bank's ongoing efforts to improve its asset quality, it has developed and implemented an asset classification system. All of the Bank's assets are subject to review under the classification system, but particular emphasis is placed on the review of multi-family residential and commercial real estate loans, construction loans and commercial business loans. All assets of the Bank are periodically reviewed and the classification recommendations submitted to the Asset Quality Review Committee. The Asset Quality Review Committee is composed of the President and Chief Executive Officer, the Chief Financial Officer, Chief Credit Officer, the Vice President of Loan Administration, the Internal Auditor and the Vice President of Construction Lending and meets at least monthly. All assets are placed into one of the five following categories: pass, special mention, substandard, doubtful and loss. A rating system was implemented which provides for the grading of assets as follows: 1-6 as pass, 7 as special mention and 8, 9 and 10 as an adverse classification (substandard, doubtful and loss, respectively). Loans classified as "pass" are then placed into one of the six grades based on objective underwriting criteria. See "- Non-Performing Assets" and "- Other Classified Assets" for a discussion of certain of the Bank's assets which have been classified as substandard and regulatory classification standards generally.

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

                                     AT SEPTEMBER 30, 2007           AT SEPTEMBER 30, 2006
                                 -----------------------------   -----------------------------
                                 30 TO 59 DAYS   60 TO 89 DAYS   30 TO 59 DAYS   60 TO 89 DAYS
                                 -------------   -------------   -------------   -------------
Real estate loans:
   Single-family residential         $  159          $   --          $   --           $  3
   Commercial and multi-family          220              --              --             --
   Home equity                          227              --             362             29
Consumer loans                            5              17              33              3
Commercial business loans               881           1,261             927             98
                                     ------          ------          ------           ----
   Total                             $1,492          $1,278          $1,322           $133
                                     ======          ======          ======           ====

     Non-performing Assets. The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated.

                                                                  SEPTEMBER 30,
                                                  --------------------------------------------
                                                   2007     2006     2005       2004     2003
                                                  ------   ------   ------     ------   ------
                                                             (Dollars in thousands)
Non-performing loans:
   Single-family residential                      $  174   $  189   $  378     $  623   $  688
   Commercial and multi-family(1)                  1,148       --    3,337(2)      --      381
   Construction(3)                                    --       --       --        770       --
   Home equity and lines of credit                   274       47       60        243       --
   Consumer                                           --        4        5          6       16
   Commercial business                                26       26      500(2)      --      268
                                                  ------   ------   ------     ------   ------
      Total non-accrual loans                      1,622      266    4,280      1,642    1,353
                                                  ------   ------   ------     ------   ------
Accruing loans more than 90 days delinquent (4)    3,063       11      772        391      203
                                                  ------   ------   ------     ------   ------
      Total non-performing loans                   4,685      277    5,052      2,033    1,556
                                                  ------   ------   ------     ------   ------
Real estate owned                                     --    2,450      760      1,229    1,420
                                                  ------   ------   ------     ------   ------
      Total non-performing assets                 $4,685   $2,727   $5,812     $3,262   $2,976
                                                  ======   ======   ======     ======   ======
Total non-performing loans
   as a percentage of gross loans receivable(5)     1.55%    0.08%    1.65%      0.66%    0.53%
                                                  ======   ======   ======     ======   ======
Total non-performing assets
   as a percentage of total assets                  0.89%    0.52%    1.12%      0.57%    0.53%
                                                  ======   ======   ======     ======   ======

----------
(1) Consisted of two loans to the same borrower at September 30, 2007, one loan at September 30, 2005 which became real estate owned during fiscal 2006 and one loan at September 30, 2003. The loans to the same borrower as of September 30, 2007 are discussed below and were repaid in full subsequent to September 30, 2007.

(2) Loans extended to the same borrower. The commercial business loan to the borrower was charged off in full in connection with the transfer to real estate owned of the property in 2006.

(3) Consisted of one single-family residential construction loan at September 30, 2004.

(4) Consisted of 11 loans at September 30, 2007 (see below), three credit card accounts at September 30, 2006, four loans at September 30, 2005 of which a $770,000 construction loan returned to current status subsequent to September 30, 2005, six loans at September 30, 2004 and two loans at September 30, 2003.

(5) Includes loans receivable and loans held for sale, less construction and land loans in process and deferred loan origination fees and discounts.

     The $174,000 of non-performing single-family residential loans at September 30, 2007 consisted of two loans with principal balances ranging from $60,000 to $114,000, with an average balance of approximately $87,000. Included within the two loans is one loan of $60,000 to a credit impaired borrower.

     The $1.1 million of non-performing commercial and multi-family loans consisted of two loans to the same borrower. The commercial property consists of a bakery along with rental units above the establishment located in center city Philadelphia, Pennsylvania. Subsequent to fiscal year end, the property was sold and settled. The loans were repaid in full with the proceeds of the sale.

     The $274,000 of non-performing home equity and lines of credit at September 30, 2007 consisted of three loans with principal balances ranging from $17,000 to $210,000, with an average balance of approximately $91,000.

     Loans 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule amounted to $3.1 million and $11,000 at September 30, 2007 and 2006, respectively. The increase in 90 days delinquent and still accruing primarily consisted of one $488,000 construction loan, two commercial real estate loans totaling $718,000, and seven commercial loans totaling $1.9 million. All these loans went past their contractual maturity and continue to pay in accordance with their terms otherwise. The principal balance of the loans is included in the accruing loans past due 90 days or more category of non-performing assets.

     The decrease in real estate owned reflected the sale of a commercial real estate property consisting of a restaurant in Chesapeake City, Maryland. The property was sold for $2.5 million, resulting in a pre-tax gain of $71,000.

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

     In connection with the OTS examination in the fall of 2006, the Company reviewed its asset classifications resulting in a substantial increase in its criticized and classified assets. At September 30, 2007, the Bank had $12.0 million of assets classified as substandard, no assets classified as either doubtful or loss, and $1.6 million identified as special mention. A substantial majority of the assets classified as substandard consists of commercial business and commercial real estate loans. Furthermore, criticized assets decreased by $6.6 million, or 65.5%, from September 30, 2006.

     Allowance for Loan Losses. The Bank's policy is to establish reserves for estimated losses on delinquent loans when it determines that losses are probable. The allowance for losses on loans is maintained at a level believed by management to cover all known and inherent losses in its loan portfolio. Management's analysis of the adequacy of the allowance is based on an evaluation of the loan portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. The level of allowance for loan losses decreased slightly in fiscal 2007 due to the Bank's evaluation of its estimate including, among other things, an analysis of delinquency trends, non-performing loan trends, the levels of charge-offs and recoveries, the decreased level of special mention assets, prior loss experience, the decreased amount of total loans outstanding, the reduced volume of loan originations in construction, commercial real estate and business loans, the value and the nature of the collateral securing loans, the number of loans requiring heightened management oversight, general economic conditions, particularly as they relate to the Company's primary market area and trends in market rates of interest. The Company's primary banking regulator periodically reviews the Company's allowance for loan losses as an integral part of the examination. As shown in the table below, at September 30, 2007, the Bank's allowance for loan losses amounted to 70.9% and 1.1 % of the Bank's non-performing loans and gross loans receivable, respectively.

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

                                                                       YEAR ENDING SEPTEMBER 30,
                                                          ---------------------------------------------------
                                                            2007       2006         2005      2004      2003
                                                          -------   ---------      ------   -------   -------
                                                                         (Dollars in thousands)
Allowance for loan losses, beginning of period            $ 3,367   $   3,475      $2,039   $ 1,986   $ 2,358
Charged-off loans:
   Single-family residential                                  (21)        (50)        (26)       --       (50)
   Multi-family and commercial                                 --        (637)(1)      --       (62)     (941)
   Consumer and commercial business                          (449)       (641)(1)    (318)     (259)     (111)
                                                          -------   ---------      ------   -------   -------
      Total charged-off loans                                (470)     (1,328)       (344)     (321)   (1,102)
                                                          -------   ---------      ------   -------   -------
Recoveries on loans previously charged-off:
   Single-family residential                                   20          --          --        35         4
   Multi-family and commercial                                 --           3          --        32        --
   Consumer and commercial business                            30          11          --         7        11
                                                          -------   ---------      ------   -------   -------
      Total recoveries                                         50          14          --        74        15
                                                          -------   ---------      ------   -------   -------
Net loans charged-off                                        (420)     (1,314)       (344)     (247)   (1,087)
Provision for loan losses                                     375       1,206       1,780       300       715
                                                          -------   ---------      ------   -------   -------
Allowance for loan losses, end of period                  $ 3,322   $   3,367      $3,475   $ 2,039   $ 1,986
                                                          =======   =========      ======   =======   =======
Net loans charged-off to average loans outstanding(2)        0.13%       0.42%       0.11%     0.08%     0.37%
                                                          =======   =========      ======   =======   =======
Allowance for loan losses to gross loans receivable(2)       1.12%       1.03%       1.14%     0.67%     0.68%
                                                          =======   =========      ======   =======   =======
Allowance for loan losses to total non-performing loans     70.91%   1,215.61%      68.79%   100.30%   127.63%
                                                          =======   =========      ======   =======   =======
Net loans charged-off to allowance for loan losses          12.64%      39.03%       9.90%    12.11%    54.73%
                                                          =======   =========      ======   =======   =======
Recoveries to charge-offs                                   10.64%       1.05%       0.00%    23.05%     1.36%
                                                          =======   =========      ======   =======   =======

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

     The following table presents the Bank's allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated:

                                                                     SEPTEMBER 30,
                        -------------------------------------------------------------------------------------------------------
                                2007                 2006                 2005                 2004                 2003
                        -------------------  -------------------  -------------------  -------------------  -------------------
                                 % OF LOANS
                                  IN EACH             % OF LOANS           % OF LOANS           % OF LOANS           % OF LOANS
                                  CATEGORY             IN EACH              IN EACH              IN EACH              IN EACH
                                     TO              CATEGORY TO          CATEGORY TO          CATEGORY TO          CATEGORY TO
                        AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS
                        ------  -----------  ------  -----------  ------  -----------  ------  -----------  ------  -----------
                                                                 (Dollars in thousands)
Single-family
   residential          $  329     46.40%    $  326     42.76%    $  695     46.64%    $  700     50.87%    $  733     55.51%
Commercial and multi-
   family residential    1,441     19.91      1,346     20.81      1,888     21.78        446     20.02        317     19.73
Construction and land      104      7.80        129     11.27        383     11.51        467     11.82        329      9.69
Home equity                216     19.17        122     17.52         62     14.61         57     13.54         34     11.19
Consumer                    85       .40         85       .41         10       .43         11       .45         10       .48
Commercial business        861      6.32      1,072      7.23        370      5.03         70      3.30        132      3.40
Unallocated                286        --        287        --         67        --        288        --        431        --
                        ------    ------     ------    ------     ------    ------     ------    ------     ------    ------
   Total allowance for
      loan losses       $3,322    100.00%    $3,367    100.00%    $3,475    100.00%    $2,039    100.00%    $1.986    100.00%
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

     Mortgage-related securities generally bear yields which are less than those of the loans which underlie such securities because of their payment guarantees or credit enhancements which reduce credit risk to nominal levels. However, mortgage-related securities are more liquid than individual mortgage loans and may be used to collateralize certain obligations of the Bank. At September 30, 2007, $24.5 million of the Bank's mortgage-related securities were pledged to secure various obligations of the Bank, treasury tax and loan processing and as collateral for certain municipal deposits.

     The Bank's mortgage-related securities are classified as either "held to maturity" or "available for sale" based upon the Bank's intent and ability to hold such securities to maturity at the time of purchase, in accordance with GAAP. As of September 30, 2007, the Bank had an aggregate of $110.5 million, or 21.0%, of total assets invested in mortgage-related securities, net, of which $31.3 million was held to maturity and $79.2 million was available for sale. The Company's investment strategy is to maintain the portfolio to complement the asset-liability structure of the Company. The Company's strategy during fiscal 2007 was to reinvest its cash flows from held to maturity portfolio into its available for sale portfolio in order to provide flexibility and liquidity in the Company as part of its asset-liability management. The mortgage-related securities of the Bank which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a level yield method, while mortgage-related securities available for sale are carried at the current fair value. See Notes 2 and 4 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

     The following table sets forth the composition of the Bank's available for sale (at fair value) and held to maturity (at amortized cost) mortgage-related securities portfolios at the dates indicated.

                                                                   SEPTEMBER 30,
                                                          -------------------------------
                                                            2007        2006        2005
                                                          -------     -------     -------
                                                               (Dollars in thousands)
Available for sale:
Mortgage-backed securities:
   FHLMC                                                  $15,511     $ 7,224     $    53
   FNMA                                                    31,504      27,597      23,180
   GNMA                                                     2,181       2,906       3,920
                                                          -------     -------     -------
      Total mortgage-backed securities                     49,196      37,727      27,153
                                                          -------     -------     -------
Collateralized mortgage obligations:
   FHLMC                                                    4,703       5,582       3,514
   FNMA                                                     2,709       3,231       3,951
   Other                                                   22,570(1)   23,490(2)   32,909(3)
                                                          -------     -------     -------
         Total collateralized mortgage obligations         29,982      32,303      40,374
                                                          -------     -------     -------
      Total mortgage-related securities                   $79,178     $70,030     $67,527
                                                          =======     =======     =======
Held to maturity:

Mortgage-backed securities:
   FHLMC                                                  $11,957     $14,376     $17,267
   FNMA                                                    19,289      23,826      29,084
                                                          -------     -------     -------
         Total mortgage-backed securities                  31,246      38,202      46,351
                                                          -------     -------     -------
Collateralized mortgage obligations:
   FNMA                                                        48         153         303
                                                          -------     -------     -------
         Total collateralized mortgage obligations             48         153         303
                                                          -------     -------     -------
      Total mortgage-related securities, amortized cost   $31,294     $38,355     $46,654
                                                          =======     =======     =======
      Total fair value(4)                                 $30,511     $37,163     $45,679
                                                          =======     =======     =======

----------
(1) Includes "AAA" rated securities of AMAC, Bank of America, Countrywide Home Loans, Credit Suisse First Boston, First Horizon Securities, GSR, MastrAsset, Structured Asset Securities, Washington Mutual and Wells Fargo with book values of $3.0 million, $312,000, $2.2 million, $1.3 million, $2.8 million, $1.0 million, $1.6 million, $463,000, $3.9 million and $6.5 million, respectively, and fair values of $2.9 million, $311,000, $2.1 million, $1.2 million, $2.8 million, $988,000, $1.6 million, $465,000, $3.8 million and $6.4 million, respectively, as of September 30, 2007.

(2) Includes "AAA" rated securities of AMAC, Bank of America, Countrywide Home Loans, Credit Suisse First Boston, GSR, MastrAsset, Structured Asset Securities, Washington Mutual and Wells Fargo with book values of $3.6 million, $429,000, $2.6 million, $1.4 million, $1.2 million, $2.0 million, $604,000, $4.7 million and $7.5 million, respectively, and fair values of $3.5 million, $426,000, $2.5 million, $1.4 million, $1.2 million, $1.9 million, $602,000, $4.6 million and $7.3 million, respectively, as of September 30, 2006.

(3) Includes "AAA" rated securities of AMAC, Credit Suisse First Boston, Countrywide Home Loans, First Horizon, GSR, MastrAsset, Washington Mutual and Wells Fargo with book values of $4.3 million, $1.7 million, $2.9 million, $4.4 million, $1.3 million, $3.1 million, $5.4 million, and $8.2 million, respectively, and fair values of $4.3 million, $1.6 million, $3.0 million, $4.3 million, $1.3 million, $3.1 million, $5.5 million, and $8.4 million, respectively, as of September 30, 2005.

(4)  See Note 4 of the Notes to Consolidated Financial Statements set forth in
     Item 8 hereof.

     The following table sets forth the purchases, sales and principal repayments of the Bank's mortgage-related securities for the periods indicated.

                                                            YEAR ENDED SEPTEMBER 30,
                                                         ------------------------------
                                                           2007       2006       2005
                                                         --------   --------   --------
                                                             (Dollars in thousands)
Mortgage-related securities, beginning of period(1)(2)   $108,385   $114,181   $134,983
                                                         --------   --------   --------
Purchases:
   Mortgage-backed securities - available for sale         18,934     18,353     23,532
   Mortgage-backed securities - held to maturity               --         --     18,591
   CMOs - available for sale                                2,979         --     18,402
Sales:
   Mortgage-backed securities - available for sale             --         --    (31,758)
   CMOs - available for sale                                   --     (1,709)   (10,806)
Repayments and prepayments:
   Mortgage-backed securities                             (14,506)   (15,510)   (22,802)
   CMOs                                                    (5,563)    (6,410)   (14,314)
Decrease in net premium                                      (120)      (241)      (643)
Change in net unrealized loss on mortgage-related
   securities available for sale                              363       (279)    (1,004)
                                                         --------   --------   --------
Net increase (decrease) in mortgage-related securities      2,087     (5,796)   (20,802)
                                                         --------   --------   --------
Mortgage-related securities, end of period(1)(2)         $110,472   $108,385   $114,181
                                                         ========   ========   ========

----------
(1) Includes both mortgage-related securities available for sale and held to maturity.

(2) Calculated at amortized cost for securities held to maturity and at fair value for securities available for sale.

     At September 30, 2007, the estimated weighted average maturity of the Bank's fixed-rate mortgage-related securities was approximately 4.0 years. The actual maturity of a mortgage-backed security is generally less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the securities, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rates of the underlying mortgages exceed the prevailing market interest rates offered for mortgage loans, refinancings generally increase and accelerate the prepayment rate of the underlying mortgages and the related securities. Conversely, during periods of increasing mortgage interest rates, if the coupon rates of the underlying mortgages are less than the prevailing market interest rates offered for mortgage loans, refinancings generally decrease and decrease the prepayment rate of the underlying mortgages and the related securities. During fiscal 2007 and 2006, the Company experienced lower prepayment speeds and refinancing activity as interest rates offered for mortgage loans in the marketplace increased during these time periods.

     Investment Securities. The following table sets forth information regarding the carrying and fair value of the Company's investment securities, both held to maturity and available for sale, at the dates indicated.

                                                   AT SEPTEMBER 30,
                             ------------------------------------------------------------
                                    2007                 2006                 2005
                             ------------------   ------------------   ------------------
                             CARRYING     FAIR    CARRYING     FAIR    CARRYING     FAIR
                               VALUE     VALUE      VALUE     VALUE      VALUE     VALUE
                             --------   -------   --------   -------   --------   -------
                                                (Dollars in thousands)
FHLB stock                    $ 6,338   $ 6,338    $ 6,233   $ 6,233    $ 9,499   $ 9,499
U.S. Government and agency
obligations
   1 to 5 years                 2,000     2,000      1,976     1,976         --        --
   5 to 10 years                3,951     3,951         --        --      1,979     1,979
Municipal obligations           4,372     4,382     13,365    13,376     16,502    16,530
Corporate bonds                11,237    11,237     10,769    10,769     12,036    12,032
Mutual funds                    9,888     9,888      8,952     8,952      8,593     8,593
Asset-backed securities            --        --         --        --        593       593
Other equity investments        1,092     1,092      1,581     1,581      1,582     1,582
                              -------   -------    -------   -------    -------   -------
   Total                      $38,878   $38,888    $42,876   $42,887    $50,784   $50,808
                              =======   =======    =======   =======    =======   =======

     At September 30, 2007, the Company had an aggregate of $38.9 million, or
7.4 %, of its total assets invested in investment securities, of which $6.3 million consisted of FHLB stock, $29.3 million was investment securities available for sale and $3.3 million was investment securities held to maturity. Included in U.S. Government and agency obligations are four callable bonds with an average remaining term of approximately nine years. The Bank's investment securities (excluding mutual funds, equity securities and FHLB stock) had a weighted average maturity to the call date of 3.1 years and a weighted average yield of 5.98%.

SOURCES OF FUNDS

     General. The Bank's principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through the Bank's branch offices. The Bank also derives funds from contractual payments and prepayments of outstanding loans and mortgage-related securities, from sales of loans, from maturing investment securities and from advances from the FHLBank Pittsburgh and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. The Bank uses borrowings to supplement its deposits as a source of funds.

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

     The Bank has been competitive in the types of accounts and interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. During fiscal 2007, the Bank's deposits decreased $5.1 million, or 1.4%, from $358.8 million at September 30, 2006 to $353.7 million at September 30, 2007. The decrease in deposits resulted from a $7.7 million, or 4.4%, decrease in core deposits (which consist of passbook, money market, NOW and non-interest bearing accounts) partially offset by a $2.6 million, or 1.4%, increase in certificates of deposit. Core deposits amounted to $165.2 million or 46.7% of the Bank's total deposits at September 30, 2007.

     I The following table shows the distribution of, and certain information relating to, the Bank's deposits by type of deposit as of the dates indicated.

                                                   SEPTEMBER 30,
                          ------------------------------------------------------------
                                 2007                 2006                 2005
                          ------------------   ------------------   ------------------
                           AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                          --------   -------   --------   -------   --------   -------
                                                (Dollars in thousands)
Passbook                  $ 37,369     10.57%  $ 41,708     11.62%  $ 47,139     13.48%
MMDA                        34,252      9.68     40,591     11.31     45,753     13.08
NOW                         75,194     21.26     73,356     20.45     65,688     18.79
Certificates of deposit    188,489     53.29    185,929     51.82    173,113     49.50
Non-interest-bearing        18,404      5.20     17,232      4.80     18,001      5.15
                          --------    ------   --------    ------   --------    ------
   Total deposits         $353,708    100.00%  $358,816    100.00%  $349,694    100.00%
                          ========    ======   ========    ======   ========    ======

     The following table sets forth the net savings flows of the Bank during the periods indicated.

                                                YEAR ENDED SEPTEMBER 30,
                                               --------------------------
                                                 2007      2006     2005
                                               --------   ------   ------
                                                 (Dollars in thousands)
(Decrease) increase before interest credited   $(15,633)  $1,134   $ (650)
Interest credited                                10,525    7,988    5,464
                                               --------   ------   ------
Net savings increase (decrease)                $ (5,108)  $9,122   $4,814
                                               ========   ======   ======

     The following table sets forth maturities of the Bank's certificates of deposit of $100,000 or more at September 30, 2007 and 2006 by time remaining to maturity (amounts in thousands).

                                          SEPTEMBER 30,
                                        -----------------
                                          2007      2006
                                        -------   -------
Three months or less                    $29,590   $24,188
Over three months through six months     12,424     6,089
Over six months through twelve months    13,542    12,424
Over twelve months                        5,062    17,376
                                        -------   -------
                                        $60,618   $60,077
                                        =======   =======

     The following table presents, by various interest rate categories, the amount of certificates of deposit at September 30, 2007 and 2006 and the amounts at September 30, 2007 which mature during the periods indicated.

                                                            AMOUNTS AT SEPTEMBER 30, 2007
                                SEPTEMBER 30,                      MATURING WITHIN
                             -------------------   -----------------------------------------------
Certificates of Deposit        2007       2006     ONE YEAR   TWO YEARS   THREE YEARS   THEREAFTER
                             --------   --------   --------   ---------   -----------   ----------
                                                    (Dollars in thousands)
   2.0% or less              $      2   $    174   $      1    $     1       $   --       $   --
   2.01% to 3.0%                  516     11,571        516         --           --           --
   3.01% to 4.0%               43,602     62,755     26,881     12,934        3,278          509
   4.01% to 5.0%              105,961     64,366     98,467      2,794          935        3,765
   5.01% to 6.0%               38,408     47,063     38,335         --           --           73
                             --------   --------   --------    -------       ------       ------
Total certificate accounts   $188,489   $185,929   $164,200    $15,729       $4,213       $4,347
                             ========   ========   ========    =======       ======       ======

     The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

                                                        SEPTEMBER 30,
                                ------------------------------------------------------------
                                       2007                 2006                 2005
                                ------------------   ------------------   ------------------
                                           AVERAGE              AVERAGE              AVERAGE
                                 AVERAGE     RATE     AVERAGE     RATE     AVERAGE     RATE
                                 BALANCE     PAID     BALANCE     PAID     BALANCE     PAID
                                --------   -------   --------   -------   --------   -------
                                                   (Dollars in thousands)
Passbook accounts               $ 39,078    0.93%    $ 45,673    0.94%    $ 50,574    0.94%
MMDA accounts                     37,288    2.90       42,966    2.13       51,284    1.49
Certificates of deposit          190,098    4.58      178,878    3.66      166,179    2.81
NOW accounts                      72,983    1.39       67,254    1.03       61,051    0.65
Non-interest-bearing deposits     15,496      --       17,600      --       19,988      --
                                --------             --------             --------
   Total deposits               $354,943    3.16%    $352,371    2.43%    $349,076    1.80%
                                ========    ====     ========    ====     ========    ====

     Borrowings. The Bank may obtain advances from the FHLBank Pittsburgh upon the security of the common stock it owns in the FHLB and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. At September 30, 2007, the Bank had $115.4 million in outstanding FHLB advances and overnight borrowings. The FHLB advances have certain call features whereby the FHLBank Pittsburgh can call the borrowings after the expiration of certain time frames. The time frames on the callable borrowings are within 12 months. Note 9 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

     The following table sets forth certain information regarding the Bank's FHLB advances for the periods indicated.

                                                      SEPTEMBER 30,
                                                  -------------------
                                                    2007       2006
                                                  --------   --------
                                                (Dollars in thousands)
FHLB advances
   Average balance outstanding for the period     $ 93,182   $108,247
   Maximum outstanding at any month end            115,334    116,457
   Balance outstanding at end of the period        115,334    107,153
   Average interest rate for the period               5.49%      5.46%
   Interest rate at the end of the period             5.40%      5.46%

     In addition, the Company participated in junior subordinated debentures aggregating $15.3 million at September 30, 2007 held by statutory trusts that issued trust preferred securities comprised of $13.2 million in fixed-rate preferred securities and $2.1 million in floating-rate preferred securities. On June 8, 2007, the Company utilized proceeds from the private placement offering to reduce its balance of junior subordinated debentures. Funds received by the statutory trust were used to redeem $6.0 million of its floating-rate trust preferred securities. See Note 16 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

SUBSIDIARIES

     The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, service corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. It may invest essentially unlimited amounts in subsidiaries deemed operating subsidiaries that can only engage in activities that the Bank is permitted to engage in. Under such limitations, as of September 30, 2007, the Bank was authorized to invest up to approximately $10.5 million in the stock of, or loans to, service corporations. As of September 30, 2007, the net book value of the Bank's investment in stock, unsecured loans, and conforming loans to its service corporations was $52,000.

     At September 30, 2007, in addition to the Bank, the Company has four indirect active subsidiaries: FKF Management Corp., Inc., State Street Services Corp., First Chester Services, Inc., and First Pointe, Inc.

     FKF Management Corp., Inc., a Delaware corporation, is a wholly owned operating subsidiary of the Bank established in 1997 for the purpose of managing certain assets of the Bank. Assets under management totaled $90.6 million at September 30, 2007 and were comprised principally of investment and mortgage-related securities.

     State Street Services Corp. is a wholly owned subsidiary of the Bank established in 1999 for the purpose of offering a full array of insurance products through its ownership of a 51% interest in First Keystone Insurance Services, LLC ("First Keystone Insurance"). First Keystone Insurance's financial data is consolidated into the Company's financial statements. Total assets for First Keystone Insurance were $213,000 and $134,000 at September 30, 2007 and 2006, respectively. Total liabilities for First Keystone Insurance were $28,000 and $32,000 at September 30, 2007 and 2006, respectively. Net income for the years ending September 30, 2007 and 2006 was $83,000 and $69,000, respectively.

     First Chester Services, Inc. and First Pointe, Inc. are wholly owned subsidiaries which were reactivated to manage a real estate owned parcel and other assets related to the real estate owned parcel.

EMPLOYEES

     The Bank had 95 full-time employees and 15 part-time employees as of September 30, 2007. None of these employees is represented by a collective bargaining agreement. The Bank believes that it enjoys excellent relations with its personnel.

REGULATION

     General. Set forth below is a brief description of certain laws and regulations which are applicable to the Company and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, do not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

     The Company. The Company, as a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), is registered as such with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

     Federal Activities Restrictions. The Company operates as a unitary savings and loan holding company. Generally, there are only limited restrictions on the activities of a unitary savings and loan holding company such as the Company which applied to become or was a unitary savings and loan holding company prior to May 4, 1999 and its non-savings institution subsidiaries. Under the Gramm-Leach-Bliley Act of 1999 (the "GLBA"), companies which apply to the OTS to become unitary savings and loan holding companies are restricted to only engaging in those activities traditionally permitted to multiple savings and loan holding companies. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules regarding permissible business activities of grandfathered unitary savings and loan holding companies under the GLBA, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association qualifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company.

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

     Limitations on Transactions with Affiliates. Except for certain exceptions set forth in the regulations of the OTS, transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act ("FRA") and Regulation W in which implements those statutory provisions and OTS regulations issued in connection therewith. Affiliates of a savings institution include, among other entities, the savings institution's holding company and companies that are controlled by or under common control with the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes, among other things, the making of loans or extension of credit to an affiliate, purchase of assets, issuance of a guarantee and similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, under OTS regulations no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, (ii) a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary; (iii) a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate; (iv) and covered transactions and certain other transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

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

     Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the OTS, (i) control of any other savings association or savings and loan holding company or substantially all of the assets thereof; (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary; (iii) acquiring through a merger, consolidation or purchase of assets of another savings institution (or holding company thereof) or acquiring all or substantially all of the assets of another savings institution (or holding company thereof); or (iv) acquiring control of an uninsured institution. No director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

     The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Federal Securities Laws. The Company's Common Stock is registered with the SEC under the Securities Exchange Act of 1934, as amended ("Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

     Sarbanes-Oxley Act of 2002. As a public company, the Company is subject to the Sarbanes-Oxley Act of 2002 (the "Act"), which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Act's principal legislation and the derivative regulation and rule making promulgated by the SEC includes:

     -    the creation of an independent accounting oversight board;

     - auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

     - additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

     - a requirement that companies establish and maintain a system of internal control over financial reporting and that a company's management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company's independent accountants and that such accountants provide an attestation report with respect to management's assessment of the effectiveness of the company's internal control over financial reporting;

     - the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

     - an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors;

     - the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

     - the requirement that companies disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the securities and exchange commission) and if not, why not;

     - expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

     - a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

     - disclosure of a code of ethics and the requirement of filing of a Form 8-K for a change or waiver of such code;

     -    mandatory disclosure by analysts of potential conflicts of interest;
          and

     -    a range of enhanced penalties for fraud and other violations.

     Although the Company anticipates that it will incur additional expense in complying with the provisions of the Act and the regulations resulting therefrom, management does not expect that such compliance will have a material impact on its results of operations or financial condition.

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

     The OTS' enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices, other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.

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

     In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the SAIF. The assessment rate for the third quarter of 2007 was .1114% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

     - providing the FDIC with the ability to set the designated reserve ratio within a range between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions;

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

     Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25% which will be reviewed annually. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based upon supervisory and capital evaluations. Beginning in 2007, well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution's individual CAMELS component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively.

     Regulatory Capital Requirements. The OTS capital requirements consist of a "tangible capital requirement," a "leverage capital requirement" and a "risk-based capital requirement." The OTS is authorized to impose capital requirements in excess of those standards on individual institutions on a case-by-case basis. Under these requirements, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4% (3% if the association receives the OTS's highest rating) of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets, with only a limited exception for purchased mortgage servicing rights ("PMSRs"). Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). In addition, under the Prompt Corrective Action provisions of the OTS regulations, all but the most highly rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. See "- Prompt Corrective Action." At September 30, 2007, the Bank did not have any investment in subsidiaries engaged in impermissible activities and required to be deducted from its capital calculation.

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

     Certain exclusions from capital and assets are required for the purpose of calculating total capital, in addition to adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. However, in calculating regulatory capital, institutions must exclude unrealized losses and gains on securities available for sale, net of taxes, reported as a separate component of capital calculated according to generally accepted accounting principles.

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

     The following is a reconciliation of the Bank's equity determined in accordance with GAAP to regulatory tangible, core and risk-based capital at

September 30, 2007, 2006 and 2005.

                                      SEPTEMBER 30, 2007                SEPTEMBER 30, 2006                SEPTEMBER 30, 2005
                               -------------------------------   -------------------------------   -------------------------------
                               TANGIBLE     CORE    RISK-BASED   TANGIBLE    CORE     RISK-BASED   TANGIBLE     CORE    RISK-BASED
                                CAPITAL   CAPITAL     CAPITAL     CAPITAL   CAPITAL     CAPITAL     CAPITAL   CAPITAL    CAPITAL
                               --------   -------   ----------   --------   -------   ----------   --------   -------   ----------
                                                                      (Dollars in thousands)
GAAP equity                     $49,126   $49,207     $49,207     $47,771   $47,771     $47,771     $45,606   $45,606     $45,606
General valuation allowances         --        --       3,322          --        --       3,367          --        --       3,202
                                -------   -------     -------     -------   -------     -------     -------   -------     -------
   Total regulatory capital      49,126    49,207      52,529      47,771    47,771      51,138      45,606    45,606      48,808
Minimum capital requirement       7,864    20,975      25,491       7,829    20,819      27,385       7,732    20,619      25,800
                                -------   -------     -------     -------   -------     -------     -------   -------     -------
Excess                          $41,262   $28,232     $27,038     $39,942   $26,952     $23,753     $37,874   $24,987     $23,008
                                =======   =======     =======     =======   =======     =======     =======   =======     =======

     These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings association's capital, upon a determination that circumstances exist that higher individual minimum capital requirements may be appropriate. In February 2006, the OTS imposed minimum core capital and total risk-based capital ratios of 7.5% and 12.5%, respectively. As of September 30, 2007, the Bank's regulatory capital was in excess of all regulatory capital requirements, including those imposed by the supervisory agreement. See "Supervisory Agreements" and Note 11 to the Notes to Consolidated Financial Statements included set forth in Item 8 hereof.

     Prompt Corrective Action. Under the prompt corrective action regulations of the OTS, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10% or more, has a Tier I risk-based capital ratio of 6% or more, has a Tier I leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier I risk-based capital ratio of 4% or more and a Tier I leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized,"
(iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4% or a Tier I leverage capital ratio that is less than 4% (3% under certain circumstances),
(iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3% or a Tier I leverage capital ratio that is less than 3%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Under specified circumstances, the OTS may reclassify a "well capitalized" institution as "adequately capitalized" and may require an "adequately capitalized" institution or an "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically "undercapitalized"). At September 30, 2007, the Bank's regulatory capital is in excess of all regulatory capital requirements, including those imposed by the supervisory agreement. However, under the terms of the supervisory agreement, the Bank is required to observe certain requirements regarding limits on asset growth, adoption of revised policies and procedures governing commercial lending, conduct periodic internal loan reviews and its commercial loan department, adoption of a revised asset classification policy and not amend, renew or enter into compensatory arrangements with senior executive officers and directors, subject to certain exceptions, without the prior approval of the OTS.

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

     As part of its capital plan, the Company conducted a private placement of 400,000 shares of common stock, raising gross proceeds of approximately $6.5 million. The Company used all of the net proceeds of $5.8 million to reduce the balance of its junior subordinated debentures in June 2007. As a result of such redemption, the Company's debt-to-equity ratio as of September 30, 2007 is less than 50%.

     Qualified Thrift Lender Test (the "QTL"). A savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and the implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code"). Currently, the portion of the QTL test that is based on the HOLA rather than the Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing, home equity loans, mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing), stock issued by the FHLBank Pittsburgh, and direct or indirect obligations of the FDIC. In addition, small business loans, credit card loans, student loans and loans for personal, family and household purposes are allowed to be included without limitation as qualified investments. The following assets, among others, also may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination, 100% loans for personal, family and household purposes (other than credit card loans and education loans) (limited to 10% of total portfolio assets) and stock issued by FHLMC or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets.

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

     At September 30, 2007, approximately 84.5% of the Bank's assets were invested in qualified thrift investments which were in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.

     Capital Distribution. OTS regulations govern capital distributions by savings institutions which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for OTS approval of the capital distribution if any of the following occur or would occur as a result of the capital distribution (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the OTS at least 30 days before the Board of Directors declares a dividend or approves a capital distribution. OTS regulations also prohibit the Bank from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory (or total) capital of the Bank would be reduced below the amount required to be maintained for the liquidation account established by it for certain depositors in connection with its conversion from mutual to stock form. At September 30, 2007, the Company is currently not permitted to pay dividends to its stockholders under the terms of the supervisory agreement until certain conditions are satisfied, including the receipt of the non-objection of the OTS.

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

     Federal Home Loan Bank System. The Bank is a member of the FHLBank Pittsburgh, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLBank. As of September 30, 2007, the Bank has overnight borrowings and advances aggregating $115.3 million from the FHLBank or 23.5% of its total liabilities. The Bank currently has the ability to obtain up to $177.3 million of additional advances from the FHLBank Pittsburgh.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLBank Pittsburgh, whichever is greater. At September 30, 2007, the Bank had $6.3 million in FHLB stock which was in compliance with this requirement.

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

     Federal Reserve System. FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 2007, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a FRB, the effect of this reserve requirement is to reduce an institution's earning assets.

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

FEDERAL AND STATE TAXATION

     General. The Company and the Bank are subject to the corporate tax provisions of the Internal Revenue Code ("Code"), as well as certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Bank.

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

     Bad Debt Reserves. The Small Business Job Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995. Prior to that time, the Company was permitted to establish a reserve for bad debts and to make additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act, savings institutions must use the specific charge-off method in computing their bad debt deduction beginning with their 1996 federal tax return.

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

     Minimum Tax. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The alternative minimum tax is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2007, the Company has approximately $182,000 of AMT credit carryforwards.

     Net Operating Loss Carryovers. For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year. At September 30, 2007, the Company had approximately $1.8 million of net operating loss carryforwards which would expire in tax years 2025 and 2026. Audit by IRS. The Bank's consolidated federal income tax returns for taxable years through September 30, 1998 have been closed for the purpose of examination by the IRS.

STATE TAXATION

     The Company and the Bank's subsidiaries are subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate for fiscal 2007 is 9.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed at the rate of 0.489% of a corporation's capital stock value, which is determined in accordance with a fixed formula.

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

WE MAY BE UNABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY.

     Implementation of our business strategy is dependent on (i) the termination of the supervisory agreements we entered into in February 2006 with the OTS or the elimination of, or substantial reduction in, the operating restrictions imposed by such agreements, in particular the restriction limiting our asset growth, which likely will depend, in part, on our ability to comply with the provisions of our capital plan which was approved by the OTS in May 2006; (ii) our ability to attract sufficient low cost retail and commercial deposits; (iii) maintaining existing and attracting new business banking relationships; (iv) expanding our commercial business and commercial real estate lending portfolios;
(v) attracting and retaining experienced commercial lenders and other key managerial employees; and (vi) expanding our branch network in Delaware and Chester Counties, Pennsylvania. The failure to achieve these strategic goals could adversely affect our ability to successfully implement our business strategy and thus our financial condition and results of operations.

WE ARE SUBJECT TO LENDING RISK AND COULD SUFFER LOSSES IN OUR LOAN PORTFOLIO DESPITE OUR UNDERWRITING PRACTICES.

     There are inherent risks associated with our lending activities. There are risks inherent in making any loan, including those related to dealing with individual borrowers, nonpayment, uncertainties as to the future value of collateral and changes in economic and industry conditions. We attempt to closely manage our credit risk through loan underwriting and application approval procedures, monitoring of large loan relationships and periodic independent reviews of outstanding loans by our lending department and third party loan review specialists. We cannot assure that such approval and monitoring procedures will reduce these credit risks.

OUR LOAN PORTFOLIO INCLUDES COMMERCIAL AND MULTI-FAMILY REAL ESTATE, COMMERCIAL BUSINESS AND CONSTRUCTION LOANS WHICH HAVE A GENERALLY HIGHER RISK OF LOSS THAN SINGLE-FAMILY RESIDENTIAL LOANS.

     As of September 30, 2007, approximately 34.0% of our loan portfolio consisted of commercial business, construction and land development and commercial and multi-family real estate loans. We are focused on increasing these types of loans in the future. These types of loans involve increased risks because the borrower's ability to repay the loan typically depends on the successful operation of the business or the property securing the loan. Additionally, these loans are made to small or middle-market business customers who may be more vulnerable to economic conditions and who may not have experienced a complete business or economic cycle. These types of loans are also typically larger than single-family residential mortgage loans or consumer loans. Furthermore, since these types of loans frequently have relatively large balances, the deterioration of one or more of these loans could cause a significant increase in non-performing loans and/or non-performing assets. An increase in non-performing loans would result in a reduction in interest income recognized on loans. An increase in non-performing loans also could require us to increase the provision for losses on loans and increase loan charge-offs, both of which would reduce our net income. All of these could have a material adverse effect on our financial condition and results of operations. As of September 30, 2007, the Bank had $12.0 million of classified assets consisting of $10.5 million in commercial loans. See "Business - Asset Quality."

ADVERSE ECONOMIC AND BUSINESS CONDITIONS IN OUR PRIMARY MARKET AREA COULD CAUSE AN INCREASE IN LOAN DELINQUENCIES AND NON-PERFORMING ASSETS WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The substantial majority of our real estate loans are secured by properties located in Delaware and Chester Counties, Pennsylvania, our primary market area. Furthermore, at September 30, 2007, approximately 34.0% of our loan portfolio consisted of commercial business, construction and land development and commercial and multi-family real estate loans. The Company's results of operations and financial condition may be adversely affected by changes in prevailing economic conditions, particularly in the Philadelphia metropolitan area, including decreases in real estate values, adverse local employment conditions, and other significant local events. Any deterioration in the local economy could result in borrowers not being able to repay their loans, the value of the collateral securing the Company's loans to borrowers declining and the quality of the loan portfolio deteriorating. This could result in an increase in delinquencies and non-performing assets or require the Company to record loan charge-offs and/or increase the Company's provisions for loan losses, which would reduce the Company's earnings.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

NOT APPLICABLE.

ITEM 2. PROPERTIES.

     At September 30, 2007, the Bank conducted business from its executive offices located in Media, Pennsylvania and seven full-service offices located in Delaware and Chester Counties, Pennsylvania. See also Note 7 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

     The following table sets forth certain information with respect to the Bank's offices at September 30, 2007.

                                                     Net Book Value   Amount of
        Description/Address           Leased/Owned     of Property     Deposits
-----------------------------------   ------------   --------------   ---------
                                                       (Dollars in thousands)
Executive Offices:

22 West State Street
Media, Pennsylvania 19063                Owned(1)        $1,695         $83,604

Branch Offices:

3218 Edgmont Avenue
Brookhaven, Pennsylvania 19015           Owned              237          72,179

Routes 1 and 100
Chadds Ford, Pennsylvania 19317         Leased(2)            28          26,606

23 East Fifth Street
Chester, Pennsylvania 19013             Leased(3)            35          29,961

31 Baltimore Pike
Chester Heights, Pennsylvania 19017     Leased(4)           442          42,901

106 East Street Road
Kennett Square, Pennsylvania 19348      Leased(5)           396          19,401

5000 Pennell Road
Aston, Pennsylvania 19014               Leased(6)           736          21,426

330 Dartmouth Avenue
Swarthmore, Pennsylvania 19081           Owned               99          57,630
                                                         ------        --------
   Total                                                 $3,668        $353,708
                                                         ======        ========

----------
(1)  Also a branch office.

(2) Lease expiration date is September 30, 2010. The Bank has one five-year renewal option.

(3)  Lease expiration date is December 31, 2015.

(4) Lease expiration date is December 31, 2028. The Bank has options to cancel on the 15th, 20th and 25th year of the lease.

(5) Lease expiration date is September 30, 2034. The Bank has one six-year renewal option followed by a five-year renewal option.

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

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) As of September 30, 2007, there were 2,432,998 shares of common stock outstanding. As of September 30, 2007, the Company had 391 stockholders of record not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

     The following table sets forth the quarterly high and low trading stock prices of the Company's common stock as reported by the Nasdaq Stock Market under the symbol "FKFS". Price information appears in a major newspaper under the symbol "FstKeyst".

                                YEAR ENDED
                 ---------------------------------------
                 SEPTEMBER 30, 2007   SEPTEMBER 30, 2006
                 ------------------   ------------------
                    HIGH      LOW        HIGH      LOW
                   ------   ------      ------   ------
First Quarter      $19.75   $18.48      $22.00   $19.27
Second Quarter     $20.61   $19.00      $20.30   $19.01
Third Quarter      $20.25   $18.87      $21.25   $18.01
Fourth Quarter     $19.90   $12.55      $19.73   $16.47

     The following schedule summarizes the cash dividends per share of common stock paid by the Company during the periods indicated.

                 YEAR ENDED SEPTEMBER 30,
                 ------------------------
                       2007    2006
                       ----   -----
First Quarter           $--   $0.11
Second Quarter           --    0.11
Third Quarter            --      --
Fourth Quarter           --      --

     Pursuant to the terms of the supervisory agreement between the Company and the OTS, the Company is not permitted to pay dividends until the Company meets certain limitations. See Item 1, "Business - Supervisory Agreements" and Note 11 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof for discussion of restrictions on the Company's and the Bank's ability to pay dividends. Also see "Business - Regulation-Capital Distributions" for a discussion of restrictions on the Bank's ability to pay dividends to the Company.

     The information for all equity based and individual compensation arrangements is incorporated by reference from Item 12 hereof.

     (b) As previously disclosed, the Company completed a private placement of 400,000 shares of Common Stock on December 11, 2006, resulting in gross proceeds of approximately $6.5 million and net proceeds of approximately $5.8 million. Included in the expenses were placement agent fees paid to Sandler O'Neill & Partners, LP totaling approximately $393,000. The net proceeds of the offering were used to redeem approximately the same amount of trust preferred securities in June 2007.

     (c) As previously disclosed, the Company does not have a repurchase program currently in effect. In addition, pursuant to the terms of the supervisory agreement between the Company and the OTS, the Company is not permitted to repurchase shares of common stock. See Item 1, "Business -- Supervisory Agreements."

     (d) The following graph compares the cumulative total return on the Common Stock since September 30, 2002 with (i) the yearly cumulative total return on the stocks included in the Russell 2000 Index; (ii) the yearly cumulative total return on the stocks included in the Nasdaq Bank Index; and (iii) the yearly cumulative total return on the stocks indexed in the S&P Bank Index. All of these cumulative returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years. The graph represents $100 invested in the Company's Common Stock at $15.50 per share on September 30, 2002.

                               [PERFORMANCE GRAPH]

Index                                   09/30/02   09/30/03   09/30/04   09/30/05   09/30/06   09/30/07
-------------------------------------   --------   --------   --------   --------   --------   --------
First Keystone Financial, Inc. (FKFS)    $100.00    $167.26    $144.78    $145.90    $133.04    $ 95.22
Russell 2000 Index (RTY)                  100.00     134.62     158.15     184.34     200.29     222.33
Nasdaq Bank Index (BANK)                  100.00     117.85     135.29     137.62     148.88     137.26
S&P Bank Index (BIX)                      100.00     111.64     130.48     123.42     144.15     131.45

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, set forth in Item 8 hereof.

                                                       AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                                ----------------------------------------------------
                                                  2007       2006       2005       2004       2003
                                                --------   --------   --------   --------   --------
(Dollars in thousands, except per share data)
SELECTED FINANCIAL DATA:
Total assets                                    $524,881   $522,960   $518,124   $571,919   $559,612
Loans receivable, net                            292,418    323,220    301,979    304,248    286,421
Mortgage-related securities held to maturity      31,294     38,355     46,654     37,363      3,487
Investment securities held to maturity             3,256      3,257      4,267      5,287      6,315
Assets held for sale:
   Mortgage-related securities                    79,178     70,030     67,527     97,620    124,656
   Investment securities                          29,284     33,386     37,019     63,615     77,700
   Loans                                              --      1,334         41        172      4,498
Real estate owned                                     --      2,450        760      1,229      1,420
Deposits                                         353,708    358,816    349,694    344,880    362,605
Borrowings                                       115,384    107,241    113,303    171,149    136,272
Junior subordinated debentures                    15,264     21,483     21,520     21,557     21,593
Stockholders' equity                              34,694     28,659     28,193     29,698     32,388
Non-performing assets                              4,685      2,727      5,812      3,262      2,976
SELECTED OPERATIONS DATA:
Interest income                                 $ 28,381   $ 27,493   $ 27,076   $ 26,143   $ 27,212
Interest expense                                  18,225     16,415     15,768     14,712     16,012
                                                --------   --------   --------   --------   --------
Net interest income                               10,156     11,078     11,308     11,431     11,200
Provision for loan losses                            375      1,206      1,780        300        715
                                                --------   --------   --------   --------   --------
Net interest income
   after provision for loan losses                 9,781      9,872      9,528     11,131     10,485
Service charges and other fees                     1,661      1,560      1,577      1,235      1,013
Net gain on sales of interest-earning assets         283        338        802        968      1,010
Other non-interest income                          1,069      1,614      1,210      1,696      1,263
Non-interest expense                              12,549     12,708     12,820     12,501     10,400
                                                --------   --------   --------   --------   --------
Income before income taxes                           245        676        297      2,529      3,371
Income tax (benefit) expense                        (220)      (359)      (313)       326        632
                                                --------   --------   --------   --------   --------
Net income                                      $    465   $  1,035   $    610   $  2,203   $  2,739
                                                ========   ========   ========   ========   ========
PER SHARE DATA:
Basic earnings per share                        $   0.21   $   0.55   $   0.33   $   1.21   $   1.44
Diluted earnings per share                          0.21       0.54       0.33       1.14       1.35
Cash dividends per share                              --       0.11       0.44       0.44       0.40

                                                     AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                                  --------------------------------------------
                                                   2007      2006      2005     2004     2003
                                                  ------   --------   ------   ------   ------
(Dollars in thousands, except per share data)
SELECTED OPERATING RATIOS:
Average yield earned on interest-earning assets     6.01%      5.72%    5.06%    4.94%    5.40%
Average rate paid on interest-bearing
   liabilities                                      3.90       3.40     2.96     2.80     3.22
Average interest rate spread                        2.11       2.32     2.10     2.14     2.18
Net interest margin                                 2.15       2.30     2.11     2.16     2.22
Ratio of interest-earning assets to interest-
   bearing liabilities                            101.05      99.67   100.52   100.69   101.44
Efficiency ratio (1)                               95.29      87.10    86.06    81.55    64.50
Non-interest expense as a percent
   of average assets                                2.47       2.46     2.26     2.23     1.95
Return on average assets                            0.09       0.20     0.11     0.39     0.51
Return on average equity                            1.40       3.73     2.08     7.13     8.39
Ratio of average equity to average assets           6.53       5.37     5.18     5.50     6.12
Full-service offices at end of period                  8          8        8        7        7

ASSET QUALITY RATIOS:(2)
Non-performing loans as a
   percent of gross loans receivable                1.55%      0.08%    1.65%    0.66%    0.53%
Non-performing assets as a
   percent of total assets                          0.89       0.52     1.12     0.57     0.53
Allowance for loan losses as a
   percent of gross loans receivable                1.12       1.03     1.14     0.67     0.68
Allowance for loan losses as a
   percent of non-performing loans                 70.91   1,215.61    68.79   100.29   127.63
Net loans charged-off to average
   loans receivable                                 0.13       0.42     0.11     0.08     0.37

CAPITAL RATIOS:(2) (3)
Tangible capital ratio                              9.37%      9.15%    8.85%    8.21%    7.98%
Core capital ratio                                  9.38       9.15     8.85     8.21     7.98
Risk-based capital ratio                           16.49      14.94    15.13    14.56    14.97

(1) Reflects non-interest expense as a percent of the aggregate of net interest income and non-interest income.

(2) Asset Quality Ratios and Capital Ratios are end of period ratios except for the ratio of loan charge-offs to average loans. With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods. Gross loans receivable are net of loans in process.

(3) Reflects regulatory capital ratios of the Company's wholly owned subsidiary, First Keystone Bank.

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

     The Company's results of operations depend primarily on its net interest income which is the difference between interest income on interest-earning assets, which principally consist of loans, mortgage-related securities and investment securities, and interest expense on interest-bearing liabilities, which principally consist of deposits and Federal Home Loan Bank ("FHLB") advances. The Company's results of operations also are affected by the provision for loan losses (the amount of which reflects management's assessment of the known and inherent losses in its loan portfolio that are both probable and reasonably estimable), the level of its non-interest income, including service charges and other fees as well as gains and losses from the sale of certain assets, the level of its operating expenses, and the amount of income tax expense or benefit.

CRITICAL ACCOUNTING POLICIES

     Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets or comprehensive income, are considered critical accounting policies. In management's opinion, the most critical accounting policy affecting the Company's financial statements is the evaluation of the allowance for loan losses. The Company maintains an allowance for loan losses at a level management believes is sufficient to provide for all known and inherent losses in the loan portfolio that were both probable and reasonable to estimate. The allowance for loan losses is considered a critical accounting estimate because there is a large degree of judgment in (i) assigning individual loans to specific risk levels (pass, substandard, doubtful and loss), (ii) valuing the underlying collateral securing the loans, (iii) determining the appropriate reserve factor to be applied to specific risk levels for criticized loans (special mention) and classified loans (substandard, doubtful and loss) and (iv) determining reserve factors to be applied to pass loans based upon loan type. Accordingly, there is a likelihood that materially different amounts would be reported under different, but reasonably plausible conditions or assumptions.

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

SUPERVISORY AGREEMENTS

     On February 13, 2006, the Company and the Bank each entered into a supervisory agreement with the OTS which primarily addressed issues identified in the OTS reports of examination of the Company's and the Bank's operations and financial condition conducted in 2005.

     Under the terms of the supervisory agreement between the Company and the OTS, the Company agreed to, among other things, (i) develop and implement a three-year capital plan designed to support the Company's efforts to maintain prudent levels of capital and to reduce its debt-to-equity ratio below 50%; (ii) not incur any additional debt without the prior written approval of the OTS; and
(iii) not repurchase any shares of or pay any cash dividends on its common stock until the Company complied with certain conditions. Upon reducing its debt-to-equity below 50%, the Company may resume the payment of quarterly cash dividends at the lesser of the dividend rate in effect immediately prior to entering into the supervisory agreement ($0.11 per share) or 35% of its consolidated net income (on an annualized basis), provided that the OTS, upon review of prior written notice from the Company of the proposed dividend, does not object to such payment.

     The Company has submitted to and received from the OTS approval of a capital plan, which calls for an equity infusion in order to reduce the Company's debt-to-equity ratio below 50%. As part of its capital plan, the Company conducted a private placement of 400,000 shares of common stock, raising gross proceeds of approximately $6.5 million. In June 2007, the net proceeds of approximately $5.8 million were used to reduce the amount of its outstanding debt through the redemption of $6.2 million of its junior subordinated debentures. As a result of such redemption, the Company's debt-to-equity ratio is less than 50%. Although the Company's debt-to-equity ratio is below 50%, it does not anticipate resuming the payment of dividends until such time as the Company's operating results improve.

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

     As a result of the supervisory agreement, the Bank hired a Chief Credit Officer ("CCO") who, under the direction of the Board and the CEO, has taken steps to enhance the Bank's credit review analysis, develop loan administrative procedures and adopt an asset classification system. The Bank continues to address these areas and to reduce the level of classified and criticized assets in order to be in full compliance with the terms of the supervisory agreements. At September 30, 2007, the Company believes it and the Bank are in compliance with all the operative provisions of the supervisory agreements.

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

     The following table summarizes the Company's interest-earning assets and interest-bearing liabilities as of September 30, 2007 based on certain assumptions management has made that affect the rate at which loans will prepay and the duration of core deposits.

                                                                      More Than    More Than
                                               Within     Six to      One Year      Three        Over
                                                 Six      Twelve      to Three     Years to      Five
                                               Months     Months        Years     Five Years    Years      Total
                                              --------   --------     ---------   ----------   -------   --------
(Dollars in thousands)
Interest-earning assets:
   Loans receivable, net(1)                   $ 73,899   $ 25,349      $ 71,560    $ 54,659    $65,329   $290,796
   Mortgage-related securities                  39,001     35,105        29,818       5,323      1,225    110,472
   Investment securities(2)                     23,823         --         4,724       1,074      9,257     38,878
   Interest-earning deposits
                                                48,293         --            --          --         --     48,293
                                              --------   --------      --------    --------    -------   --------
   Total interest-earning assets              $185,016   $ 60,454      $106,102    $ 61,056    $75,811   $488,439
                                              --------   --------      --------    --------    -------   --------
Interest-bearing liabilities:
   Deposits                                   $144,634   $ 67,665      $ 77,110    $ 53,610    $10,689   $353,708
   Borrowed funds                               29,178      5,515        25,041      55,514        136    115,384
   Junior subordinated debentures
                                                 2,062         --            --          --     13,202     15,264
                                              --------   --------      --------    --------    -------   --------
   Total interest-bearing liabilities         $175,874   $ 73,180      $102,151    $109,124    $24,027   $484,356
                                              --------   --------      --------    --------    -------   --------
Excess (deficiency) of interest-earning
   assets over interest-bearing liabilities   $  9,142   $(12,726)     $  3,951    $(48,068)   $51,784   $  4,083
                                              ========   ========      ========    ========    =======   ========
Cumulative excess (deficiency) of
   interest-earning assets over
   interest-bearing liabilities               $  9,142   $ (3,584)     $    367    $(47,701)   $ 4,083
                                              ========   ========      ========    ========    =======
Cumulative excess (deficiency) of
   interest-earning assets over
   interest-bearing liabilities as a
   percentage of total assets                     1.74%    (0.68)%         0.07%      (9.09)%     0.78%
                                              ========   ========      ========    ========    =======

----------
(1) Balances have been reduced for non-accruing loans, which amounted to $1.6 million at September 30, 2007.

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

     The table below sets forth the Bank's NPV assuming an immediate change in interest rates of up to 300 basis points and a decline of up to 200 basis points. Due to the prevailing interest rate environment, the OTS did not provide a calculation for the minus 300 basis point change in rates. Dollar amounts are expressed in thousands as of September 30, 2007.

                                                     NET PORTFOLIO VALUE
                         NET PORTFOLIO VALUE          AS A % OF ASSETS
                   -----------------------------------------------------
CHANGES IN RATES              DOLLAR    PERCENTAGE     NPV
 IN BASIS POINTS    AMOUNT    CHANGE      CHANGE      RATIO     CHANGE
----------------   -------   --------   ----------   ------    ---------
        300        $45,826   $(20,353)     (31)%       8.91%   (336) bp
        200         52,138    (14,040)     (21)       10.00    (227)
        100         57,918     (8,260)     (12)       10.95    (132)
         50         62,341     (3,838)      (6)       11.67     (60)
          0         66,178         --       --        12.27      --
        (50)        67,845      1,667        3        12.51      24
       (100)        70,241      4,062        6        12.86      59
       (200)        71,484      5,305        8        12.98      71

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

     The Company is aware of its interest rate risk exposure in the event of rapidly rising rates. During fiscal 2007 and 2006, due to the inverted yield curve, continuing interest rate margin compression, and the unappealing spreads on mortgage-backed securities, the Bank decided to retain all of its newly originated 30-year term fixed-rate residential mortgage loans in its portfolio. In addition, in recent years, the Company has emphasized the origination of home equity, construction and land, multi-family and commercial real estate and business loans which generally have either adjustable interest rates and/or shorter contractual terms than single-family residential loans. However, during fiscal 2007, the Company determined to curtail the origination of commercial loans in order to strengthen its credit and administration procedures. Since the Company has the infrastructure in place, the Company plans to gradually expand the origination of commercial real estate and business loans.

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

CHANGES IN FINANCIAL CONDITION

     GENERAL. Total assets of the Company increased $1.9 million from $523.0 million at September 30, 2006 to $524.9 million at September 30, 2007. The slight increase was the result of increased cash balances on hand partially offset by the decrease in loans receivable. The Company experienced significant levels of repayments within the construction and commercial real estate loan portfolio while only originating a limited amount of such loans. This resulted from the Company's self-imposed curtailment of such lending activity while implementing substantially enhanced credit review and administration infrastructure.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents, which consists of cash on hand and deposited in other banks in interest-earning and non-interest-earning accounts, increased by $40.1 million to $52.9 million at September 30, 2007 from $12.8 million at September 30, 2006. The increase in cash and cash equivalents was primarily due to increased cash balances on hand, and, to a lesser extent, loan repayments.

     INVESTMENT SECURITIES HELD TO MATURITY AND INVESTMENT SECURITIES AVAILABLE FOR SALE. Total investment securities decreased in the aggregate by $4.1 million, or 11.2%, from $36.6 million at September 30, 2006 to $32.5 million at September 30, 2007. The decrease in investment securities available for sale resulted from the sale of $7.9 million of the Company's municipal bond portfolio which was undertaken as a result of a change in the Company's tax strategy and was partially offset by reinvesting a portion of the proceeds in long-term investment securities.

     MORTGAGE-RELATED SECURITIES HELD TO MATURITY AND MORTGAGE-RELATED SECURITIES AVAILABLE FOR SALE. Mortgage-related securities held to maturity and available for sale increased in the aggregate by $2.1 million, or 1.9%, to $110.5 million at September 30, 2007 compared to $108.4 million at September 30, 2006. The available for sale portfolio increased $9.1 million, or 13.1%, as part of the Company's asset-liability strategy to reinvest the cashflows from the held to maturity portfolio, and to a lesser extent, from the reinvestment of loan repayments into the available for sale portfolio. As a result of this strategy, the held to maturity portfolio decreased $7.1 million, or 18.4%.

     LOANS HELD FOR SALE. At September 30, 2007, there were no loans held for sale compared to $1.3 million of commercial business loans held for sale at September 30, 2006. These commercial business loans were originated through a program sponsored by the Small Business Administration. During fiscal year 2007, the Company originated $271,000 of loans for sale and sold $1.6 million of loans.

     LOANS RECEIVABLE, NET. Total loans receivable, net, decreased $30.8 million, or 9.5%, to $292.4 million at September 30, 2007 compared to $323.2 million at September 30, 2006. The decrease in loans receivable was primarily due to a $14.7 million, or 38.4%, decrease in construction loans, a $10.5 million, or 14.9%, decrease in commercial real estate loans and $5.5 million, or 22.4%, decrease in commercial business loans. The decrease in the construction loan portfolio was primarily due to developers repaying their existing loans and delaying new projects due to the turmoil in the housing markets. The decrease in the commercial real estate and business loan portfolios was primarily due to loan repayments and, to a lesser extent, the Company's workout strategy to exit certain loans as well as the Company's decision to curtail such lending for a limited amount of time in order to enhance its credit review and commercial lending infrastructure.

     NON-PERFORMING ASSETS. The Company's total non-performing loans and real estate owned increased to $4.7 million, or 0.9% of total assets, at September 30, 2007 compared to $2.7 million, or 0.5% of total assets, at the end of the prior fiscal year. The increase in non-performing assets in fiscal 2007 was attributable to a $4.4 million increase to $4.7 million in non-performing loans partially offset by a $2.4 million decrease in real estate owned. The increase in non-performing loans was primarily due a $1.3 million increase in non-accrual loans as a result of a $1.1 million non-accrual commercial real estate loan. The commercial property consists of a bakery along with rental units above the establishment located in Center City Philadelphia, Pennsylvania. Subsequent to September 30, 2007, the commercial property was sold and the proceeds from the sale were used to repay the loans in full. In addition, loans that are 90 days delinquent and still accruing increased $3.1 million. The increase in loans 90 days delinquent and still accruing primarily consisted of commercial loans which were not repaid in full as of their contractual maturity. The loans continue to pay in accordance with their terms otherwise. Offsetting the increase in non-performing assets, the Company's only real estate owned, which consisted of a restaurant located in Chesapeake City, Maryland, was sold for $2.5 million resulting in a pre-tax gain on the sale of $71,000. See Item 1 "Business - Asset Quality."

     DEPOSITS. Deposits decreased by $5.1 million, or 1.4%, from $358.8 million at September 30, 2006 to $353.7 million at September 30, 2007. The decrease in deposits resulted from a $7.7 million, or 4.4%, decrease in core deposits (which consist of passbook, money market, NOW and non-interest bearing accounts) partially offset by a $2.6 million, or 1.4%, increase in certificates of deposit. The decrease in deposits was due to the competitive pricing of the Company's core deposits, in particular money market, compared to those paid by the competition.

     BORROWINGS. The Company's total borrowings, which primarily consist of advances from the FHLB, increased to $115.4 million at September 30, 2007 from $107.2 million at September 30, 2006 as part of the Company's asset-liability strategy. Borrowings had a weighted average interest rate of 5.4% at September 30, 2007 as compared to 5.5% at September 30, 2006. See Note 9 to the Consolidated Financial Statements set forth in Item 8 hereof for further information.

     JUNIOR SUBORDINATED DEBENTURES. On August 21, 1997, the Company issued $16.7 million of junior subordinated debentures to First Keystone Capital Trust I (the "Trust"). The Trust issued preferred securities at an interest rate of 9.7%, with a scheduled maturity of August 15, 2027. In addition, the Company issued $8.2 million of Junior Subordinated Debentures to First Keystone Capital Trust II (the "Trust II"). The Trust issued preferred securities in a pooled securities offering at a floating rate of 375 basis points over the six month LIBOR with a maturity date of December 8, 2031. The Company owns all the common stock of both trusts. Junior subordinated debentures decreased $6.2 million to $15.3 million at September 30, 2007 as a result of the Company utilizing the proceeds from the private placement offering to reduce its outstanding balance. See Note 16 to the Consolidated Financial Statements set forth in Item 8 hereof for further information.

     EQUITY. At September 30, 2007, total stockholders' equity was $34.7 million, or 6.6% of total assets, compared to $28.7 million, or 5.5% of total assets, at September 30, 2006. The increase in stockholders' equity was due to the Company's completion of the private equity offering which raised net proceeds of approximately $5.8 million. The Company issued 400,000 shares of common stock from treasury resulting in a reduction in treasury stock by $6.2 million. In addition, net income of $465,000 for the fiscal year ended September 30, 2007 contributed to the increase in stockholders' equity, offsetting an increase in other comprehensive loss of $436,000 primarily due to increases in market rates of interest during fiscal 2007.

     AVERAGE BALANCES, NET INTEREST INCOME AND YIELDS EARNED AND RATES PAID. The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate;
(iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods.

                                                                       YEAR ENDED SEPTEMBER 30,
                                   ------------------------------------------------------------------------------------------------
                                     YIELD/               2007                         2006                         2005
                                      COST    ---------------------------  ---------------------------  ---------------------------
                                       AT                         AVERAGE                      AVERAGE                      AVERAGE
                                   SEPT. 30,   AVERAGE             YIELD/   AVERAGE             YIELD/   AVERAGE             YIELD/
                                      2007     BALANCE  INTEREST    COST    BALANCE  INTEREST    COST    BALANCE  INTEREST    COST
                                   ---------  --------  --------  -------  --------  --------  -------  --------  --------  -------
                                                                        (Dollars in thousands)
Interest-earning assets:
   Loans receivable(1) (2)(3)         6.51%   $310,318   $20,674    6.66%  $312,778   $19,956    6.38%  $304,367  $17,926     5.89%
   Mortgage-related securities(3)     4.81     107,913     4,989    4.62    113,995     5,054    4.43    155,292    6,223     4.01
   Investment securities(3)           5.44      39,786     2,185    5.49     45,478     2,286    5.03     63,505    2,760     4.35
   Other interest-earning assets      4.93      14,528       533    3.67      8,632       197    2.28     11,602      167     1.44
                                              --------   -------           --------   -------           --------  -------
      Total interest-earning
         assets                       5.88     472,545    28,381    6.01    480,883    27,493    5.72    534,766   27,076     5.06
                                      ----    --------             -----   --------             -----   --------  -------   ------
Non-interest-earning assets                     35,751                       35,885                       32,543
                                              --------                     --------                     --------
   Total assets                               $508,296                     $516,768                     $567,309
                                              ========                     ========                     ========
Interest-bearing liabilities:
   Deposits                           3.08    $354,943    11,208    3.16   $352,371     8,547    2.43   $349,076    6,280     1.80
   FHLB advances and other
      borrowings                      5.42      93,190     5,189    5.57    108,603     5,914    5.45    161,382    7,694     4.77
   Junior subordinated debentures     9.63      19,518     1,828    9.37     21,503     1,954    9.09     21,540    1,794     8.33
                                              --------   -------           --------   -------           --------  -------
      Total interest-bearing
         liabilities                  3.84     467,651    18,225    3.90    482,477    16,415    3.40    531,998   15,768     2.96
                                      ----    --------   -------   -----   --------   -------   -----   --------  -------   ------
Interest rate spread                  2.04%                         2.11%                        2.32%                        2.10%
                                      ====                        ======                        =====                       ======
Non-interest-bearing liabilities                 7,444                        6,517                        5,918
                                              --------                     --------                     --------
   Total liabilities                           475,095                      488,994                      537,916
Stockholders' equity                            33,201                       27,774                       29,393
                                              --------                     --------                     --------
Total liabilities and
   stockholders' equity                       $508,296                     $516,768                     $567,309
                                              ========                     ========                     ========
Net interest-earning assets
   (liabilities)                              $  4,894                     $ (1,594)                    $  2,768
                                              ========                     ========                     ========
Net interest income                                      $10,156                      $11,078                     $11,308
                                                         =======                      =======                     =======
Net interest margin(4)                                              2.15%                        2.30%                        2.11%
                                                                  ======                        =====                       ======
Ratio of average interest-earning
   assets to average interest-
   bearing liabilities                                            101.05%                       99.67%                      100.52%
                                                                  ======                        =====                       ======

----------
(1)  Includes non-accrual loans.

(2) Loan fees are included in interest income and the amounts are not material for this analysis.

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

                                                          YEAR ENDED SEPTEMBER 30,
                                       --------------------------------------------------------------
                                                2007 VS. 2006                    2006 VS. 2005
                                       ------------------------------   -----------------------------
                                          INCREASE(DECREASE) DUE TO       INCREASE (DECREASE) DUE TO
                                       ------------------------------   -----------------------------
                                                              TOTAL                           TOTAL
                                                            INCREASE                        INCREASE
                                         RATE     VOLUME   (DECREASE)    RATE     VOLUME   (DECREASE)
                                       --------   ------   ----------   ------   -------   ----------
Interest-earnings assets:
  Loans receivable(1)                   $   873    $(155)    $  718     $1,525   $   505     $ 2,030
  Mortgage-related securities(1)            265     (330)       (65)       779    (1,948)     (1,169)
  Investment securities(1)                  285     (386)      (101)       583    (1,057)       (474)
  Other interest-earning assets             159      177        336         53       (23)         30
                                        -------    -----     ------     ------   -------     -------
Total interest-earning assets             1,582     (694)       888      2,940    (2,523)        417
                                        -------    -----     ------     ------   -------     -------
Interest-bearing liabilities:
  Deposits                                2,599       62      2,661      2,207        60       2,267
  FHLB advances and other borrowings        137     (862)      (725)     1,369    (3,149)     (1,780)
  Junior subordinated debentures             63     (189)      (126)       163        (3)        160
                                        -------    -----     ------     ------   -------     -------
Total interest-bearing liabilities        2,799     (989)     1,810      3,739    (3,092)        647
                                        -------    -----     ------     ------   -------     -------
Decrease in net interest income         $(1,217)   $ 295     $ (922)    $ (799)  $   569     $  (230)
                                        =======    =====     ======     ======   =======     =======

----------
(1)  Includes assets classified as either available for sale or held for sale.

RESULTS OF OPERATIONS

     GENERAL. The Company reported net income of $465,000, $1.0 million, and $610,000 for the years ended September 30, 2007, 2006 and 2005, respectively.

     The $570,000 decrease in net income for the year ended September 30, 2007 compared to the year ended September 30, 2006 was primarily due to a $922,000 decrease in net interest income and a $499,000 decrease in non-interest income partially offset by a decrease of $831,000 in the provision for loan losses and a $159,000 decrease in non-interest expense.

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

     NET INTEREST INCOME. Net interest income is determined by the interest rate spread (the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's average interest-rate spread was 2.11%, 2.32 % and 2.10% for the years ended September 30, 2007, 2006, and 2005, respectively. The Company's interest-rate spread was 2.04% at September 30, 2007. The Company's net interest margin (net interest income as a percentage of average interest-earning assets) was 2.15%, 2.30% and 2.11% for the years ended September 30, 2007, 2006 and 2005, respectively. During fiscal 2007, the interest rate compression experienced by the Company reflected the impact on increases in the rates paid on the Company's interest-bearing liabilities consisting primarily of deposits, due to repricing upward of liabilities due to market rates of interest as well as the flat yield curve experienced for most of the 2007 period. Conversely, during 2006, the improvement in the Company's net interest margin was a result of the implementation in the fourth quarter of fiscal 2005 of a de-leveraging strategy involving the sale of $47.5 million of various low-yielding securities, using the proceeds to repay $46.0 million in FHLB convertible advances and overnight borrowings.

     For the year ended September 30, 2007, net interest income decreased to $10.2 million as compared to $11.1 million in fiscal 2006. The $922,000, or 8.3%, decrease reflected the effect of a $1.8 million, or 11.0%, increase in interest expense partially offset by an $888,000, or 3.2%, increase in interest income. The decrease in net interest income was primarily due to the flat yield curve remaining with higher short-term interest rates during fiscal 2007 impacting the rates paid on the Company's interest-bearing core deposits, certificates of deposit and floating-rate borrowings more rapidly than the yields earned on its interest-earning assets.

     Net interest income decreased to $11.1 million in fiscal 2006 as compared to $11.3 million in fiscal 2005. The $230,000, or 2.0%, decrease came as a result of a $647,000, or 4.1%, decrease in interest expense partially offset by a $417,000, or 1.5%, increase in interest income. The decrease in net interest income was primarily due to the increase in the cost of funds due to the increase of market rates of interest on the short-term end of the yield curve which outpaced the increases in the yield on interest-earning assets.

     INTEREST INCOME. The $888,000, or 3.2%, increase in total interest income during the year ended September 30, 2007 as compared to fiscal 2006 was primarily due to a $718,000, or 3.6%, increase in interest income on loans due to a 28 basis point increase in the average yield earned. Additionally, the increase in interest income was due to a $336,000, or 170.6%, increase in interest income from interest-bearing deposits due to a $5.9 million, or 68.3%, increase in the average balance combined with a 139 basis point increase in the average yield earned. The increase in interest income was offset, in part, by a $101,000, or 4.4%, decrease in interest income from investment securities as a result of a $5.7 million, or 12.5%, decrease in the average balance of the investments securities portfolio offset, in part, by a 46 basis point increase in the yield earned. The increase in interest income was also offset, in part, by a $65,000, or 1.3%, decrease in interest income on mortgage-related securities as a result of a $6.1 million, or 5.3%, decrease in the average balance offset, in part, by a 19 basis point increase in the yield earned on such assets. The increase in interest income was primarily due to the increase in the overall yield earned on interest-earning assets resulting from the repricing of assets during the latter part of fiscal 2006 and fiscal 2007 as a result of increased market rates of interest.

     The $417,000, or 1.5%, increase in total interest income during the year ended September 30, 2006 as compared to fiscal 2005 was primarily due to a $2.0 million, or 11.3%, increase in interest income on loans due to an $8.4 million, or 2.8%, increase in the average balance of the loan portfolio combined with a 49 basis point increase in the average yield earned. The increase in interest income was offset, in part, by a $1.2 million, or 18.8%, decrease in interest income from mortgage-related securities as a result of a $41.3 million, or 26.6%, decrease in the average balance of the mortgage-related securities portfolio offset, in part, by a 42 basis point increase in the yield earned. Additionally, the increase in interest income was offset, in part, by a $474,000, or 17.2%, decrease in interest income on investment securities as a result of an $18.0 million, or 28.4%, decrease in the average balance offset, in part, by an 87 basis point increase in the yield earned on such assets. The increase in interest income was primarily the result of the de-leveraging strategy implemented in the fourth quarter of fiscal 2005 combined with the cash flows from the mortgage-related and investment portfolios being reinvested at higher market interest rates.

     INTEREST EXPENSE. Total interest expense amounted to $18.2 million for the year ended September 30, 2007 as compared to $16.4 million for fiscal 2006. The $1.8 million, or 11.0%, increase in fiscal 2007 compared to fiscal 2006 reflected a $2.7 million, or 31.1%, increase in interest expense on deposits was due primarily to a 73 basis point increase in the average rate paid thereon and, to a lesser degree, a $2.9 million increase in the average balance of deposits. Offsetting the increase in interest expense was a $725,000, or 12.3%, decrease in interest expense on borrowings primarily due to a $15.4 million, or 14.2%, decrease in the average balance reflecting the impact of utilizing the proceeds from the equity offering in fiscal 2007 to redeem $6.2 million of the junior subordinated debentures in June 2007. However, the decrease in interest expense on borrowings was partially offset by a 12 basis point increase in the average rate paid reflecting higher current market rates of interest. Additionally, the decrease in interest expense on junior subordinated debentures was due to a $2.0 million, or 9.2%, decrease in the average balance partially offset by a 28 basis point increase in the average rate paid. During fiscal 2007, the Company redeemed $6.0 million of the floating junior subordinated debentures with the proceeds raised by the private equity offering completed in December 2006. The increase in the overall cost of funds was primarily a result of competitive pressures on pricing of deposits as well as increases to floating-rate debt as a result of increases in market rates of interest.

     Total interest expense amounted to $16.4 million for the year ended September 30, 2006 as compared to $15.8 million for fiscal 2005. The $647,000, or 4.1%, increase in fiscal 2006 compared to fiscal 2005 reflected a $2.3 million, or 36.1%, increase in interest expense on deposits combined with a $160,000, or 8.9%, increase in interest expense on junior subordinated debentures. The increase in interest expense on deposits was due primarily to a 63 basis point increase in the average rate paid thereon and, to a lesser degree, a $3.3 million increase in the average balance of deposits. The increase in interest expense on junior subordinated debentures was due to a 76 basis point increase in the average rate paid due to the repricing of $8.0 million of junior subordinated debentures to 9.2%. Offsetting the increase in interest expense was a $1.8 million, or 23.1%, decrease in interest expense on borrowings primarily due to a $52.8 million, or 32.7%, decrease in the average balance reflecting the effects of the de-leveraging strategy. However, the decrease in interest expense on borrowings was partially offset by a 68 basis point increase in the average rate paid reflecting higher current market rates of interest. The increase in the overall cost of funds was primarily a result of the upward repricing of deposits and floating-rate debt due to increases in market rates of interest.

     PROVISIONS FOR LOAN LOSSES. The Company establishes provisions for loan losses, which are charges to its operating results, in order to maintain a level of total allowance for losses that management believes covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Management performs reviews generally on a monthly basis, but at a minimum at least quarterly, in order to identify these known and inherent losses and to assess the overall collection probability for the loan portfolio. Management's reviews consist of a quantitative analysis by loan category, using historical loss experience, and consideration of a series of qualitative loss factors. For each primary type of loan, management establishes a loss factor reflecting our estimate of the known and inherent losses in each loan type using both the quantitative analysis as well as consideration of the qualitative factors. Management's evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the levels of charge-offs and recoveries, the levels of classified and special mention assets, prior loss experience, total loans outstanding, the volume of loan originations, the type, average size, terms and geographic location and concentration of loans held by the Company, the value and the nature of the collateral securing loans, the number of loans requiring heightened management oversight, general economic conditions, particularly as they relate to the Company's primary market area, and trends in market rates of interest. The amount of the allowance for loan losses is an estimate and actual losses may vary from these estimates. Furthermore, the Company's primary banking regulator periodically reviews the Company's allowance for loan losses as an integral part of the examination process. Such agency may require the Company to make additional provisions for estimated loan losses based upon judgments that differ from those of management.

     For the years ended September 30, 2007, 2006 and 2005, the provisions for loan losses were $375,000, $1.2 million and $1.8 million, respectively. For the year ended September 30, 2007, the provision for loan losses decreased $831,000, or 68.9%, to $375,000 compared to fiscal 2006. The $375,000 provision reflected management's assessment upon the Company's review of the credit quality of its loan portfolio, the level of net charge-offs during fiscal 2007 and the continual evaluation of the classified and pass loan portfolios to maintain the overall allowance for loan losses at a level deemed appropriate. At September 30, 2007, the Bank had $13.6 million of criticized and classified assets of which $12.0 million was classified as substandard. No assets were classified as doubtful or loss. The Company charged off $470,000 in fiscal 2007 compared to $1.3 million in the prior fiscal year. See Item 1, "Business - Asset Quality." At September 30, 2007 the Company's allowance for loan losses totaled $3.3 million which amounted to 70.9% of total non-performing loans and 1.12% of gross loans receivable. The secondary mortgage market has been adversely impacted during the third and fourth quarters of fiscal 2007 and through the filing date of this Form 10-K by deteriorating investor demand for mortgage loan products, particularly with regard to subprime products, as investors are tightening credit standards and offering less favorable pricing. The Company does not have a program for originating subprime loans. At September 30, 2007, the Company had a minimal amount of real estate loans that would be considered subprime loans in the mortgage loan portfolio.

     For the year ended September 30, 2006, the provision for loan losses decreased $574,000, or 32.2%, to $1.2 million compared to fiscal 2005. The $1.2 million provision reflected management's assessment of a number of factors including the implementation of refinements to its rating system, the increased level of classified and criticized assets, continued growth of the commercial and multi-family real estate and commercial business loan portfolio as well as extensive discussions with the OTS examination staff in connection with their examination in fiscal 2006. At September 30, 2006, the Bank had $19.9 million of criticized and classified assets of which $11.7 million was classified as substandard. No assets were classified as doubtful or loss. The Company charged off $1.3 million during fiscal 2006 primarily related to the write down to fair value of a property securing a $3.3 million commercial real estate loan and a related $500,000 commercial business loan compared to $344,000 in the prior fiscal year. See Item 1, "Business - Asset Quality." At September 30, 2006, the Company's allowance for loan losses totaled $3.4 million which amounted to 1215.6% of total non-performing loans and 1.03% of gross loans receivable.

     NON-INTEREST INCOME. For the year ended September 30, 2007, the Company reported non-interest income of $3.0 million compared to $3.5 million for the year ended September 30, 2006, a $499,000, or 14.2%, decrease. Non-interest income in fiscal 2006 included the receipt of death proceeds of $567,000 from bank owned life insurance ("BOLI"). In addition, during fiscal 2007, the Company experienced a decrease of $107,000 on the gain on sale of its real estate owned property compared to the prior year. Other income also decreased $59,000, or 13.2%, due to lower revenues generated from the sale of insurance products. The decrease in non-interest income was partially offset by an increase of $117,000 in net gains on sale of investment securities as a result of the Company's tax strategy and a $101,000, or 6.5%, increase in service charges and other fees.

     Non-interest income decreased $97,000, or 2.7% for the year ended September 30, 2006, compared to the year ended September 30, 2005. The decrease in non-interest income was primarily due to the Company experiencing only a $3,000 gain on sales of investment and mortgage-related securities in the 2006 period as compared to $709,000 for fiscal 2005. In addition, the increase in cash surrender value of the bank owned life insurance experienced a slower rate of appreciation, decreasing $229,000 in fiscal 2006. The decrease in non-interest income was partially offset by the receipt of death-benefit proceeds from the BOLI program. In addition, the Company recognized an increase of $158,000 on the sale of real estate owned properties.

     NON-INTEREST EXPENSE. Non-interest expense includes salaries and employee benefits, occupancy and equipment expense, Federal Deposit Insurance Corporation ("FDIC") deposit insurance premiums, professional fees, data processing expense, advertising, deposit processing and other items.

     Non-interest expense decreased $159,000, or 1.3%, for the year ended September 30, 2007 compared to the year ended September 30, 2006. The Company experienced decreases of $169,000, or 10.5%, and $95,000, or 1.6%, in professional fees and salaries and employee benefits, respectively. The higher level of professional fees in 2006 was primarily due to costs related to foreclosure proceedings incurred from a non-performing commercial loan. However, the decline in professional fees in 2007 was offset partially by increases in legal and consultant fees as a result of compliance with the terms of the supervisory agreement. Salaries and employee benefits decreased primarily due to a reduction in pension expense and the number of employees employed by the Bank offset partially by higher medical insurance benefit premiums. In addition, non-interest expense decreased $90,000 due to expenditures in fiscal 2006 related to real estate operations that were not incurred in fiscal 2007 due to the sale of the commercial real estate in fiscal 2006 to which such costs related. During fiscal 2007, the Company experienced increases of $95,000 and $87,000 in deposit insurance premiums and other non-interest expense, respectively. The higher premium was related to the Bank's characterization as an institution with increased supervisory oversight due to the supervisory agreement and its examination classification.

     Non-interest expense decreased $132,000, or 1.0%, for the year ended September 30, 2006 compared to the year ended September 30, 2005. Non-interest expense decreased in fiscal 2006 primarily due to the non-recurring pre-tax charge of $486,000 experienced in fiscal 2005 incurred as a result of the retirement of FHLB advances as part of the de-leveraging strategy. In addition, the Company experienced decreases of $131,000, or 2.2%, and $269,000, or 14.1%, in salaries and employee benefits and other non-interest expense, respectively. The decrease in other non-interest expense was primarily due to the completion of a bank-wide customer service training program during the fourth quarter of fiscal 2005. The decrease in non-interest expense was partially offset by a $457,000, or 39.4%, increase in professional fees due to professional costs incurred relating to the foreclosure proceedings of a non-performing commercial loan (see Item 1, "Business - Asset Quality") as well as additional auditing and legal fees incurred as a result of the supervisory agreement. During fiscal 2006, expenses incurred in connection with real estate operations increased $156,000 as a result of maintenance of a real estate owned property. In addition, the Company incurred increases of $77,000, and $62,000 in deposit insurance premiums and occupancy and equipment, respectively.

     INCOME TAXES. The Company recognized income tax benefits of $220,000, $359,000 and $313,000 for the years ended September 30, 2007, 2006 and 2005. The primary reason for the recognition of income tax benefits for fiscal 2007, 2006 and 2005 was the reduction in income before income taxes combined with the level of non-taxable income. The income tax benefit in fiscal 2006 was much higher since a substantial portion of the Company's income consisted of insurance proceeds from the BOLI program which were not taxable.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowings and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-related securities prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has the ability to obtain advances from the FHLBank Pittsburgh through several credit programs with the FHLB in amounts not to exceed the Bank's maximum borrowing capacity and subject to certain conditions, including holding a predetermined amount of FHLB stock as collateral. As an additional source of funds, the Company has access to the FRB discount window, but only after it has exhausted its access to the FHLB. At September 30, 2007, the Company had $86.3 million of outstanding advances and $29.0 million of overnight borrowings from the FHLBank Pittsburgh. The Bank currently has the ability to obtain up to $177.3 million of additional advances from the FHLBank Pittsburgh.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products and mortgage-related securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage related and investment securities. At September 30, 2007, the total of approved loan commitments outstanding amounted to $3.0 million. At the same date, commitments under unused lines of credit and loans in process on construction loans amounted to an aggregate of $39.9 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2007 totaled $164.2 million. Based upon its historical experience, management believes that a majority of maturing deposits will remain with the Company.

     The OTS requires that the Bank meet minimum regulatory tangible, core, tier-1 risk-based and total risk-based capital requirements. At September 30, 2007, the Bank exceeded all regulatory capital requirements and met the capital requirements for regulatory purposes to be deemed "well-capitalized." However, as a result of the supervisory agreement, it is subject to a number of restrictions including, but not limited, requiring prior approval to appoint new senior officers and directors and pay dividends. See Note 11 to the Consolidated Financial Statements set forth in Item 8 hereof.

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

     Under the terms of the supervisory agreement, the Company submitted a capital plan to the OTS. As part of the capital plan, which was approved by the OTS, the Company conducted a private placement of 400,000 shares of common stock, raising gross proceeds of approximately $6.5 million. The net proceeds of approximately $5.8 million were utilized to fund, in part, the redemption of $6.2 million of its junior subordinated debentures in June 2007.

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

     The Company's contractual cash obligations as of September 30, 2007 are as follows:

                                                      PAYMENTS DUE BY PERIOD:
                                 ----------------------------------------------------------
                                            LESS THAN                           MORE THAN 5
                                   TOTAL       YEAR     1-3 YEARS   3-5 YEARS      YEARS
                                 --------   ---------   ---------   ---------   -----------
                                                   (DOLLARS IN THOUSANDS)
FHLB borrowings                  $115,835     $35,173     $25,018     $55,521       $   123
Junior subordinated debentures     16,011         747          --          --        15,264
Operating leases                    3,500         343         659         292         2,206
                                 --------     -------     -------     -------       -------
    Total obligations            $135,346     $36,263     $25,677     $55,813       $17,593
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

     The Company's outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed portions of construction loans as of September 30, 2007 are as follows:

                                                       LESS THAN                         MORE THAN 5
                                              TOTAL      1 YEAR   1-3 YEARS   3-5 YEARS     YEARS
                                             -------   ---------  ---------  ----------  -----------
                                                              (DOLLARS IN THOUSANDS)

Lines of credit(1)                           $33,917     $ 9,108     $  478      $3,369      $20,962
Letters of credit                                849          30         --          --          819
Other commitments to originate loans           3,015       3,015         --          --           --
Undisbursed portions of construction loans     5,983       2,800      3,183          --           --
                                             -------     -------     ------      ------      -------
   Total                                     $43,764     $14,953     $3,661      $3,369      $21,781
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

[SNODGRASS LOGO]
CERTIFIED PUBLIC ACCOUNTANT AND CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS
FIRST KEYSTONE FINANCIAL, INC.

We have audited the consolidated statement of financial condition of First Keystone Financial, Inc. and subsidiary (the "Company") as of September 30, 2007, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of First Keystone Financial, Inc. and subsidiary as of September 30, 2006, and for each of the years in the two-year period ended September 30, 2006, were audited by other auditors whose report thereon dated December 28, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Keystone Financial, Inc. and subsidiary as of September 30, 2007, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.


S.R. Snodgrass, A. C.

Wexford, PA
December 27, 2007

[DELOITTE LOGO]

                                                    Deloitte Touche LLp
                                                    1700 Market Street
                                                    Philiadelphia, PA 19103-3984

                                                    Tel: 215-246-2300
                                                    Fax: 215-569-2441
                                                    www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF FIRST KEYSTONE FINANCIAL, INC. AND SUBSIDIARIES - MEDIA, PENNSYLVANIA:

We have audited the accompanying consolidated statements of financial condition of First Keystone Financial, Inc. and Subsidiaries (the "Company") as of September 30, 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Keystone Financial, Inc. and Subsidiaries as of September 30, 2006, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche LLP

December 28, 2006

                                                        Member of
                                                        DELOITTE TOUCHE TOHMATSU

FIRST KEYSTONE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     SEPTEMBER 30,
                                                                                  -------------------
                                                                                    2007       2006
                                                                                  --------   --------
ASSETS
Cash and amounts due from depository institutions                                 $  4,642   $  4,072
Interest-bearing deposits with depository institutions                              48,293      8,715
                                                                                  --------   --------
   Total cash and cash equivalents                                                  52,935     12,787
Investment securities available for sale                                            29,284     33,386
Mortgage-related securities available for sale                                      79,178     70,030
Loans held for sale                                                                     --      1,334
Investment securities held to maturity - at amortized cost (approximate fair
value of $3,266 and $3,268 at September 30, 2007 and 2006, respectively)             3,256      3,257
Mortgage-related securities held to maturity - at amortized cost
   (approximate fair value of $30,511 and $37,163 at September 30, 2007
   and 2006, respectively)                                                          31,294     38,355
Loans receivable (net of allowance for loan losses of $3,322 and $3,367
   at September 30, 2007 and 2006, respectively)                                   292,418    323,220
Accrued interest receivable                                                          2,702      2,667
Real estate owned                                                                       --      2,450
FHLBank stock, at cost                                                               6,338      6,233
Office properties and equipment, net                                                 4,762      4,643
Deferred income taxes                                                                2,505      2,281
Cash surrender value of life insurance                                              17,234     16,624
Prepaid expenses and other assets                                                    2,975      5,693
                                                                                  --------   --------
   Total Assets                                                                   $524,881   $522,960
                                                                                  ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits
    Non-interest-bearing                                                          $ 18,404   $ 17,232
    Interest-bearing                                                               335,304    341,584
                                                                                  --------   --------
       Total deposits                                                              353,708    358,816
   Advances from FHLBank and other borrowings                                      115,384    107,241
   Junior subordinated debentures                                                   15,264     21,483
   Accrued interest payable                                                          2,324      2,164
   Advances from borrowers for taxes and insurance                                     870        866
   Accounts payable and accrued expenses                                             2,637      3,731
                                                                                  --------   --------
      Total liabilities                                                            490,187    494,301
                                                                                  --------   --------
Commitments and contingencies (see Note 13)                                             --         --
Stockholders' Equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
   Common stock, $.01 par value, 20,000,000 shares authorized; issued 2,712,556 shares; outstanding at September 30, 2007 and 2006, 2,432,998
      and 2,027,928 shares, respectively                                                27         27
Additional paid-in capital                                                          12,598     12,974
Employee stock ownership plan                                                       (2,985)    (3,089)
Treasury stock at cost: 279,558 and 684,628 shares at September 30, 2007
   and 2006, respectively                                                           (4,244)   (10,522)
Accumulated other comprehensive loss                                                (1,223)      (787)
Retained earnings-partially restricted                                              30,521     30,056
                                                                                  --------   --------
   Total stockholders' equity                                                       34,694     28,659
                                                                                  --------   --------
Total Liabilities and Stockholders' Equity                                        $524,881   $522,960
                                                                                  ========   ========

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            YEAR ENDED SEPTEMBER 30,
                                                      ------------------------------------
                                                         2007         2006         2005
                                                      ----------   ----------   ----------
INTEREST INCOME:
Interest and fees on loans                            $   20,674   $   19,956   $   17,926
Interest and dividends on:
   Mortgage-related securities                             4,989        5,054        6,223
   Investment securities:
      Taxable                                              1,394        1,196        1,491
      Tax-exempt                                             386          711          755
      Dividends                                              405          379          514
   Interest-bearing deposits                                 533          197          167
                                                      ----------   ----------   ----------
         Total interest income                            28,381       27,493       27,076
                                                      ----------   ----------   ----------
INTEREST EXPENSE:
Interest on:
   Deposits                                               11,208        8,547        6,280
   FHLBank advances and other borrowings                   5,189        5,914        7,694
   Junior subordinated debentures                          1,828        1,954        1,794
                                                      ----------   ----------   ----------
         Total interest expense                           18,225       16,415       15,768
                                                      ----------   ----------   ----------
Net interest income                                       10,156       11,078       11,308
Provision for loan losses                                    375        1,206        1,780
                                                      ----------   ----------   ----------
Net interest income after provision for loan losses        9,781        9,872        9,528
                                                      ----------   ----------   ----------
NON-INTEREST INCOME:
Service charges and other fees                             1,661        1,560        1,577
Net gain on sale of:
   Investments and mortgage-related securities               120            3          709
   Loans held for sale                                       163          157           93
   Real estate owned                                          71          178           20
Proceeds from life insurance                                  --          567           --
Increase in cash surrender value of life insurance           610          600          725
Other income                                                 388          447          485
                                                      ----------   ----------   ----------
         Total non-interest income                         3,013        3,512        3,609
                                                      ----------   ----------   ----------
NON-INTEREST EXPENSE:
Salaries and employee benefits                             5,865        5,960        6,091
Occupancy and equipment                                    1,623        1,624        1,562
Professional fees                                          1,447        1,616        1,159
Federal deposit insurance premium                            220          125           48
Operations of real estate owned                               72          162            6
Data processing                                              564          533          526
Advertising                                                  440          444          413
Deposit processing                                           589          602          638
Prepayment penalty on FHLB advances                           --           --          486

Other                                                      1,729        1,642        1,911
                                                      ----------   ----------   ----------
         Total non-interest expense                       12,549       12,708       12,840
                                                      ----------   ----------   ----------
Income before income tax benefit                             245          676          297
Income tax benefit                                          (220)        (359)        (313)
                                                      ----------   ----------   ----------
         Net income                                   $      465   $    1,035   $      610
                                                      ==========   ==========   ==========
Earnings per common share:
   Basic                                              $     0.21   $     0.55   $     0.33
   Diluted                                            $     0.21   $     0.54   $     0.33
   Weighted average shares - basic                     2,228,400    1,892,510    1,842,434
   Weighted average shares - diluted                   2,241,779    1,912,282    1,871,401
   Dividends per share                                $       --   $     0.11   $     0.44

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
(DOLLARS IN THOUSANDS)

                                                                     EMPLOYEE             ACCUMULATED    RETAINED
                                                        ADDITIONAL    STOCK                  OTHER       EARNINGS-     TOTAL
                                                COMMON    PAID-IN   OWNERSHIP  TREASURY  COMPREHENSIVE   PARTIALLY  STOCKHOLDERS'
                                                 STOCK    CAPITAL      PLAN      STOCK   INCOME (LOSS)  RESTRICTED     EQUITY
                                                ------  ----------  ---------  --------  -------------  ----------  -------------
Balance at October 1, 2004                        $27     $13,609    $(3,189)  $(11,913)    $ 1,734       $29,430      $29,698
Comprehensive income:
Net income                                         --          --         --         --          --           610          610
Other comprehensive income, net of tax:
   Net unrealized loss on securities
      Net of reclassification adjustment(1)        --          --         --         --      (1,943)           --       (1,943)
                                                  ---     -------    -------   --------     -------       -------      -------
   Comprehensive income                            --          --         --         --          --            --       (1,333)
                                                  ---     -------    -------   --------     -------       -------      -------
ESOP stock committed to be released                --          --         76         --          --            --           76
Common stock acquired by stock benefit plan        --          --        (72)        --          --            --          (72)
Excess of fair value above cost of ESOP
   shares committed to be released                 --          88         --         --          --            --           88
Exercise of stock options                          --        (777)        --      1,433          --            --          656
Purchase of treasury stock                         --          --         --       (110)         --            --         (110)
Dividends paid                                     --          --         --         --          --          (810)        (810)
                                                  ---     -------    -------   --------     -------       -------      -------
Balance at September 30, 2005                     $27     $12,920    $(3,185)  $(10,590)    $  (209)      $29,230      $28,193
                                                  ===     =======    =======   ========     =======       =======      =======
Comprehensive income:
Net income                                         --          --         --         --          --         1,035        1,035
Other comprehensive income, net of tax:
  Net unrealized loss on securities
      Net of reclassification adjustment(1)        --          --         --         --        (578)           --         (578)
                                                  ---     -------    -------   --------     -------       -------      -------
   Comprehensive loss                              --          --         --         --          --            --          457
                                                  ---     -------    -------   --------     -------       -------      -------
ESOP stock committed to be released                --          --         96         --          --            --           96
Excess of fair value above cost of ESOP
   shares committed to be released                 --          50         --         --          --            --           50
Exercise of stock options                          --         (21)        --         68          --            --           47
Share-based compensation                           --          25         --         --          --            --           25
Dividends paid                                     --          --         --         --          --          (209)        (209)
                                                  ---     -------    -------   --------     -------       -------      -------
Balance at September 30, 2006                     $27     $12,974    $(3,089)  $(10,522)    $  (787)      $30,056      $28,659
                                                  ===     =======    =======   ========     =======       =======      =======
Comprehensive income:
Net income                                         --          --         --         --          --           465          465
Other comprehensive income, net of tax:
   Net unrealized loss on securities
      Net of reclassification adjustment(1)        --          --         --         --        (436)           --         (436)
                                                  ---     -------    -------   --------     -------       -------      -------
   Comprehensive income                            --          --         --         --          --            --           29
                                                  ---     -------    -------   --------     -------       -------      -------
ESOP stock committed to be released                --          --        104         --          --            --          104
Excess of fair value above cost of ESOP
   shares committed to be released                 --          38         --         --          --            --           38
Exercise of stock options                          --         (16)        --         78          --            --           62
Share-based compensation                           --          33         --         --          --            --           33
Release of treasury shares for equity offering     --        (431)        --      6,200          --            --        5,769
                                                  ---     -------    -------   --------     -------       -------      -------
Balance at September 30, 2007                     $27     $12,598    $(2,985)  $ (4,244)    $(1,223)      $30,521      $34,694
                                                  ===     =======    =======   ========     =======       =======      =======

(1) Disclosure of reclassification amount, net of tax for the years ended:    2007    2006     2005
                                                                             -----   -----   -------
Net unrealized depreciation arising during the year                          $(515)  $(580)  $(2,411)
Less: reclassification adjustment for net gains included in net income
      (net of tax $41, $1 and $241, respectively)                               79       2       468
                                                                             -----   -----   -------
Net unrealized loss on securities                                            $(436)  $(578)  $(1,943)
                                                                             =====   =====   =======

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                                  YEAR ENDED SEPTEMBER 30,
                                                                              --------------------------------
                                                                                2007        2006        2005
                                                                              --------   ---------   ---------
OPERATING ACTIVITIES:
   Net income                                                                 $    465   $   1,035   $     610
      Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for depreciation and amortization                                  557         535         534
      Amortization of premiums and discounts                                       159         310         582
      Increase in cash surrender value of life insurance                          (610)       (600)       (725)
      (Gain) loss on sales of:
         Loans held for sale                                                      (163)       (157)        (93)
         Investment securities available for sale                                 (120)        (46)     (1,499)
         Mortgage-related securities available for sale                             --          43         790
         Real estate owned                                                         (71)       (178)        (20)
      Provision for loan losses                                                    375       1,206       1,780
      Amortization of ESOP                                                         142         146         164
      Deferred income taxes                                                         --          25         (81)
      Share-based compensation                                                      33          25          --
      Insurance proceeds on real estate owned                                       --          --          29
      Changes in assets and liabilities which provided (used) cash:
         Origination of loans held for sale                                       (271)     (6,063)    (13,620)
         Loans sold in the secondary market                                      1,605       4,770      13,751
         Accrued interest receivable                                               (35)       (232)        142
         Prepaid expenses and other assets                                       2,529       2,470       2,532
         Accrued interest payable                                                  160         294          87
         Accrued expenses                                                       (1,094)      1,026         668
                                                                              --------   ---------   ---------
            Net cash provided by operating activities                            3,661       4,609       5,631
                                                                              --------   ---------   ---------
INVESTING ACTIVITIES:
   Loans originated                                                            (91,913)   (141,352)   (130,133)
   Purchases of:
       Investment securities available for sale                                 (6,005)       (444)     (9,700)
       Mortgage-related securities available for sale                          (21,913)    (18,353)    (41,934)
       Mortgage-related securities held to maturity                                 --          --     (18,591)
   (Purchase) redemption of FHLB stock                                            (105)      3,266         328
   Proceeds from life insurance                                                     --         811          --
   Proceeds from sales of investment and mortgage-related securities
      available for sale                                                         7,912       4,559      74,056
   Proceeds from sales of real estate owned                                      2,521       1,188         435
   Return of investment in First Keystone Capital Trust II                         189          --          --
   Principal collected on loans                                                122,505     116,309     130,830
   Proceeds from maturities, calls or repayments of:
       Investment securities available for sale                                  1,218         590       3,527
       Investment securities held to maturity                                       --       1,000       1,000
       Mortgage-related securities available for sale                           13,101      13,760      28,006
       Mortgage-related securities held to maturity                              6,969       8,160       9,110
   Purchase of property and equipment                                             (676)       (396)     (1,041)
                                                                              --------   ---------   ---------
            Net cash provided by (used in) investing activities                 33,803     (10,902)     45,893
                                                                              --------   ---------   ---------
FINANCING ACTIVITIES:
   Net increase (decrease) in deposit accounts                                  (5,108)      9,122       4,814
   Net (decrease) increase in FHLB advances and other borrowings                 8,143      (6,062)    (57,846)
   Net increase in advances from borrowers for taxes and insurance                   4          27          24
   Common stock acquired by ESOP                                                    --          --         (72)
   Proceeds from exercise of stock options                                          62          47         656
   Net proceeds from equity offering                                             5,769          --          --
   Retirement of junior subordinated debentures                                 (6,186)         --          --
   Purchase of treasury stock                                                       --          --        (110)
   Cash dividends                                                                   --        (209)       (810)
                                                                              --------   ---------   ---------
       Net cash provided by (used in) financing activities                       2,684       2,925     (53,344)
                                                                              --------   ---------   ---------
Increase (decrease) in cash and cash equivalents                                40,148      (3,368)     (1,820)
Cash and cash equivalents at beginning of year                                  12,787      16,155      17,975
                                                                              --------   ---------   ---------
Cash and cash equivalents at end of year                                      $ 52,935   $  12,787   $  16,155
                                                                              ========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
   Cash payments for interest on deposits and borrowings                      $ 18,065   $  16,121   $  15,681
   Cash (refunds) payments of income taxes                                          --        (374)        654
   Transfers of loans receivable into real estate owned                             --       2,700          --

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   NATURE OF OPERATIONS AND ORGANIZATION STRUCTURE

     The primary business of First Keystone Financial, Inc. (the "Company") is to act as the holding company for its principal wholly owned subsidiary, First Keystone Bank (the "Bank"), a federally chartered stock savings association founded in 1934. The Bank has the following four wholly owned subsidiaries: FKF Management Corp., Inc. which manages investment securities, First Chester Services, Inc. and First Pointe, Inc. which acquire certain loans, real estate and other assets in satisfaction of debts previously contracted by the Bank, and State Street Services Corporation, which holds a 51% interest in First Keystone Insurance Services, LLC ("First Keystone Insurance"), an insurance agency, which is consolidated into the Company's financial statements. The Company's capital trusts, First Keystone Capital Trust I and First Keystone Capital Trust II, collectively, the ("Issuer Trusts") are not consolidated with the accounts of the Company as discussed in Note 2. The Issuer Trusts were formed in connection with the issuance of trust preferred securities.

     The primary business of the Bank is to offer a wide variety of commercial and retail products through its branch system located in Delaware and Chester Counties in Pennsylvania. The Company and the Bank are primarily supervised and regulated by the Office of Thrift Supervision ("OTS").

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company, the Bank and the Company's and the Bank's wholly owned subsidiaries. In addition, the Company consolidates First Keystone Insurance, LLC in which one of the Bank's subsidiaries holds a 51% ownership interest.

     In 2004, upon adoption of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46 and FIN 46(R), the Issuer Trusts are not consolidated with the accounts of the Company.

     Intercompany accounts and transactions have been eliminated in consolidation.

     SEGMENT ACCOUNTING

     The Company evaluated Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," and determined the Company operates in two segments: Banking and Insurance Services. Results are presented on a combined basis because insurance services do not meet quantitative thresholds for separate disclosure.

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

     SECURITIES HELD TO MATURITY AND SECURITIES AVAILABLE FOR SALE

     Securities held to maturity are carried at amortized cost. Securities are designated as held to maturity only if the Company has the positive intent and ability to hold these securities to maturity. Securities available for sale are carried at fair value with the resulting unrealized gains or losses recorded in stockholders' equity, net of tax. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security. For the years ended September 30, 2007 and 2006, the Company did not maintain a trading portfolio.

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

     On November 3, 2005, the FASB issued FASB Staff Position ("FSP") Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of Emerging Issues Task Force ("EITF") Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", and supersedes EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The guidance in this FSP amends SFAS Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The FSP is effective for reporting periods beginning after December 15, 2005. The Company adopted this guidance on January 1, 2006 and the adoption did not have a significant impact on the Company's consolidated financial statements.

     ALLOWANCE FOR LOAN LOSSES

     An allowance for loan losses is maintained at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent losses in the loan portfolio that are both probable and reasonably estimated. The Company is constantly reviewing the methodology, conducting assessments and redefining the process to determine the appropriate level of allowance for loan losses. In establishing the allowance for loan losses, management must use a large degree of judgment in (i) assigning individual loans to specific risk levels (pass, special mention, substandard, doubtful and loss), (ii) valuing the underlying collateral securing the loans,
(iii) determining the appropriate reserve factor to be applied to specific risk levels for criticized and classified loans (special mention, substandard, doubtful and loss), and (iv) determining reserve factors to be applied to pass loans based upon loan type. Management reviews the allowance for loan losses generally on a monthly basis, but at a minimum at least quarterly. To the extent that loans change risk levels, collateral values change or reserve factors change, the Company may need to adjust its provision for loan losses which would impact earnings. In this framework, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included, among other things, in these qualitative factors are past loss experience, the type and volume of loans, changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries, national and local economic conditions, concentrations of credit, and the effect of external factors on the level of estimated credit losses in the current portfolio. While management uses the best information available to make such evaluation, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

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

     MORTGAGE BANKING ACTIVITIES

     The Company originates mortgage loans held for investment and for sale. At origination, the mortgage loan is identified as either held for sale or for investment. Mortgage loans held for sale are carried at the lower of cost or forward committed contracts (which approximates fair value).

     At September 30, 2007, 2006 and 2005, loans serviced for others totaled approximately $46,979, $51,145 and $55,378, respectively. Servicing loans for others consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures. Loan servicing income is recorded when earned and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. The Company has fiduciary responsibility for related escrow and custodial funds aggregating approximately $290 and $345 at September 30, 2007 and 2006, respectively.

     The Company assesses the retained interest in the servicing asset or liability associated with the sold loans based on the relative fair values. The servicing asset or liability is amortized in proportion to and over the period during which estimated net servicing income or net servicing loss, as appropriate, will be received. Assessment of the fair value of the retained interest is performed on a quarterly basis. At September 30, 2007 and 2006, mortgage servicing rights totaling $339 and $314, respectively, were included in other assets.

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

     INCOME RECOGNITION ON LOANS

     Interest on loans is credited to income when earned. Accrual of loan interest is discontinued and a reserve established through a charge to interest income on existing accruals if management believes after considering, among other things, economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Such interest ultimately collected is credited to income when collection of principal and interest is no longer in doubt.

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

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     CASH SURRENDER VALUE OF LIFE INSURANCE

     The Bank funded the purchase of insurance policies on the lives of certain officers and employees of the Bank. The Bank has recognized any increase in cash surrender value of life insurance, net of insurance costs, in the consolidated statements of operations. The cash surrender value of the insurance policies is recorded as an asset in the statements of financial condition. For the year ended September 30, 2006, the Company recognized the receipt of death-benefit proceeds of $567 from the bank owned life insurance policies.

     INTEREST RATE RISK

     At September 30, 2007 and 2006, the Company's assets consisted of assets earning interest at either adjustable or fixed rates, with the majority having long-term average lives. At September 30, 2007, the Bank had interest-earning assets of approximately $472.5 million having a weighted average effective yield of 6.01% and interest-bearing liabilities of approximately $468.0 million with a weighted average cost of 3.90%. These assets were funded primarily with shorter term liabilities that have interest rates which vary over time with market rates and, in some cases, certain call features that are affected by changes in market rates of interest. The shorter duration of the interest-sensitive liabilities indicates that the Company is exposed to interest rate risk because, in a rising rate environment, liabilities will be repricing faster at higher interest rates, thereby reducing the market value of long-term assets and net interest income.

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

                                                  YEAR ENDED SEPTEMBER 30,
                                             ---------------------------------
                                                2007        2006        2005
                                             ---------   ---------   ---------
Average common shares outstanding            2,228,400   1,892,510   1,842,434
Increase in shares due to dilutive options      13,379      19,772      28,967
                                             ---------   ---------   ---------
Adjusted shares outstanding - diluted        2,241,779   1,912,282   1,871,401
                                             =========   =========   =========

     For the years ended September 30, 2007 and 2006, 11,466 and 2,221 outstanding options, respectively, were anti-dilutive. For the year ended September 30, 2005, there were no outstanding options that were anti-dilutive.

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

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The adoption of SFAS No. 123R had the following impact on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting:

                                                                   YEAR ENDED SEPTEMBER 30,
                                                                   ------------------------
                                                                     2007    2006     2005
                                                                    -----   ------   -----
Net income, as reported                                             $ 465   $1,035   $ 610
Add: Total stock-based employee compensation expense
   included in reported net income (net of tax)                        22       17      --
Deduct: Total stock-based employee compensation expense
   determined under fair value method (net of tax)                    (22)     (17)    (17)
                                                                    -----   ------   -----
Pro forma net income                                                $ 465   $1,035   $ 593
                                                                    =====   ======   =====
Net income per common and common equivalent share:
Earnings per common share - diluted
  - As reported                                                     $0.21   $ 0.54   $0.33
  - Pro forma                                                        0.21     0.54    0.33
Weighted average fair value of options granted during the period      N/A      N/A   $7.30

     The binomial option-pricing model was used to determine the fair value of options at the grant date. No grants were made in fiscal 2007 and 2006. Significant assumptions used to calculate the above fair value of the awards are as follows:

                                       SEPTEMBER 30,
                                    ------------------
                                    2007   2006   2005
                                    ----   ----   ----
Risk-free interest rate of return    N/A    N/A   4.04%
Expected option life (months)        N/A    N/A    120
Expected volatility                  N/A    N/A     34%
Expected dividends                   N/A    N/A    2.2%

     The total intrinsic value of options outstanding and exercisable was $286 and $280, respectively, at September 30, 2007.

     OTHER COMPREHENSIVE INCOME

     The Company presents as a component of comprehensive income the amounts from transactions and other events which currently are excluded from the statements of operations and are recorded directly as an adjustment to stockholders' equity.

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS

     In April 2004, the FASB issued SFAS Statement No.149, "Amendment of Statement No.133 on Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivatives embedded in other contracts and hedging activities. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138 and interpreted by the FASB and the Derivative Implementation Group through Statement 133 Implementation Issues, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. In accordance with SFAS No. 149 and SFAS No. 133, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company's derivative instruments outstanding during fiscal years ended September 30, 2007 and 2006 included commitments to fund loans held-for-sale and forward loan sale agreements. At September 30, 2007 and 2006, the Company did not have any embedded derivatives and did not employ hedging activities.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     STATEMENT OF CASH FLOWS

     For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits with depository institutions. The Company is required to maintain certain balances at the Federal Reserve Bank of Philadelphia which amounted to $167 and $520 at September 30, 2007 and 2006, respectively.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155.") SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments that the Company acquires or issues after October 1, 2007 and the adoption did not have a material impact on the Company's consolidated financial statements.

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

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)." For defined benefit post-retirement plans, SFAS 158 requires that the funded status be recognized in the statement of financial position, that assets and obligations that determine funded status be measured as of the end of the employer's fiscal year, and that changes in funded status be recognized in comprehensive income in the year the changes occur. SFAS 158 does not change the amount of net periodic benefit cost included in net income or address measurement issues related to defined benefit post-retirement plans. The requirement to recognize funded status is effective for fiscal years ending after December 15, 2006. The requirement to measure assets and obligations as of the end of the employer's fiscal year is effective for fiscal years ending after December 15, 2008. The Company is assessing SFAS No. 158 and its impact on stockholders' equity, if any, and on the Company's financial position or results of operations.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No.157. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 159 on our consolidated financial position or results of operations.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 will not have a material impact on the Company's consolidated financial position or results of operations.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the September 30, 2006 and 2005 consolidated financial statements to conform to the September 30, 2007 presentation. Such reclassifications had no impact on the reported net income.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. INVESTMENT SECURITIES

     The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

                                              SEPTEMBER 30, 2007
                              -------------------------------------------------
                                             GROSS        GROSS
                              AMORTIZED   UNREALIZED   UNREALIZED   APPROXIMATE
                                COST         GAIN         LOSS       FAIR VALUE
                              ---------   ----------   ----------   -----------
Available for Sale:
   U.S. Government bonds
      1 to 5 years             $ 2,000       $ --         $  --       $ 2,000
      Over 10 years              3,950         10            (9)        3,951
   Municipal obligations
      5 to 10 years              1,130         --           (14)        1,116
   Corporate bonds
      1 to 5 years               2,074         50            --         2,124
      5 to 10 years              2,000         --          (560)        1,440
      Over 10 years              7,654         61           (42)        7,673
   Mutual funds                 10,203          7          (322)        9,888
   Other equity investments      1,040         60            (8)        1,092
                               -------       ----         -----       -------
      Total                    $30,051       $188         $(955)      $29,284
                               =======       ====         =====       =======
Held to Maturity:
   Municipal obligations
      5 to 10 years            $ 3,256       $ 10         $  --       $ 3,266
                               =======       ====         =====       =======

     Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at September 30, 2007.

                                 LOSS POSITION              LOSS POSITION
                              LESS THAN 12 MONTHS        12 MONTHS OR LONGER               TOTAL
                           ------------------------   ------------------------   ------------------------
                           APPROXIMATE   UNREALIZED   APPROXIMATE   UNREALIZED   APPROXIMATE   UNREALIZED
                           FAIR VALUE      LOSSES      FAIR VALUE     LOSSES      FAIR VALUE     LOSSES
                           -----------   ----------   -----------   ----------   -----------   ----------
U.S. Government bonds         $2,954        $ (9)       $    --       $  --        $ 2,954        $ (9)
Corporate bonds                   --          --          3,420        (602)         3,420        (602)
Municipal obligations             --          --            986         (14)           986         (14)
Mutual funds                      --          --          9,374        (322)         9,374        (322)
Other equity investments         327          (8)            --          --            327          (8)
                              ------        ----        -------       -----        -------       -----
Total                         $3,281        $(17)       $13,780       $(938)       $17,061       $(955)
                              ======        ====        =======       =====        =======       =====

     At September 30, 2007, investment securities in a gross unrealized loss position for twelve months or longer consist of four securities and investments in two mutual funds having an aggregate depreciation of 6.4% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

investments. Mutual funds in an unrealized loss position for 12 months or longer consist of two funds primarily invested in asset-backed securities and have an aggregate depreciation of 3.3%. Corporate bonds in an unrealized loss position for 12 months or longer consisted of three debt securities and had an aggregate depreciation of 15.0%. The Company has the ability and intent to hold these securities until such time as the value recovers. Management does not believe any individual unrealized loss as of September 30, 2007 represents an other-than-temporary impairment.

     The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

                                              SEPTEMBER 30, 2006
                              -------------------------------------------------
                                             GROSS        GROSS
                              AMORTIZED   UNREALIZED   UNREALIZED   APPROXIMATE
                                COST         GAIN         LOSS       FAIR VALUE
                              ---------   ----------   ----------   -----------
Available for Sale:
   U.S. Government bonds
      5 to 10 years             $2,000       $ --          $(24)        $1,976
   Municipal obligations
      5 to 10 years              1,010         21            --          1,031
      Over 10 years              8,910        181           (15)         9,076
   Corporate bonds
      1 to 5 years               1,000         39            --          1,039
      5 to 10 years              2,000         --          (183)         1,817
      Over 10 years              7,941         11           (39)         7,913
   Mutual funds                  9,229         --          (276)         8,953
   Other equity investments      1,040        547            (6)         1,581
                               -------       ----         -----        -------
      Total                    $33,130       $799         $(543)       $33,386
                               =======       ====         =====        =======
Held to Maturity:
   Municipal obligations
      5 to 10 years            $ 3,257       $ 11         $  --        $ 3,268
                               -------       ----         -----        -------
      Total                    $ 3,257       $ 11         $  --        $ 3,268
                               =======       ====         =====        =======

     Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at September 30, 2006.

                                 LOSS POSITION              LOSS POSITION
                              LESS THAN 12 MONTHS        12 MONTHS OR LONGER               TOTAL
                           ------------------------   ------------------------   ------------------------
                           APPROXIMATE   UNREALIZED   APPROXIMATE   UNREALIZED   APPROXIMATE   UNREALIZED
                            FAIR VALUE     LOSSES      FAIR VALUE     LOSSES      FAIR VALUE     LOSSES
                           -----------   ----------   -----------   ----------   -----------   ----------
U.S. Government bonds         $   --        $ --        $ 1,976       $ (24)       $ 1,976       $ (24)
Corporate bonds                5,201         (18)         3,439        (204)         8,640        (222)
Municipal obligations            348          --            985         (15)         1,333         (15)
Mutual funds                      --          --          8,952        (276)         8,952        (276)
Other equity investments          56          (6)            --          --             56          (6)
                              ------        ----        -------       -----        -------       -----
Total                         $5,605        $(24)       $15,352       $(519)       $20,957       $(543)
                              ======        ====        =======       =====        =======       =====

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     For the years ended September 30, 2007, 2006 and 2005, proceeds from sales of investment securities available for sale amounted to $7,912, $2,893 and $32,282, respectively. For such periods, gross realized gains on sales amounted to $120, $46 and, $1,957, respectively, while gross realized losses amounted to $0, $0 and $458, respectively. The tax provision applicable to these net realized gains amounted to $41, $16 and $510, respectively. Gains are realized and recorded on the specific identification method.

4. MORTGAGE-RELATED SECURITIES

     Mortgage-related securities available for sale and held to maturity are summarized as follows:

                                                         SEPTEMBER 30, 2007
                                         -------------------------------------------------
                                                        GROSS        GROSS
                                         AMORTIZED   UNREALIZED   UNREALIZED   APPROXIMATE
                                           COST         GAIN         LOSS       FAIR VALUE
                                         ---------   ----------   ----------   -----------
Available for Sale:
   FHLMC pass-through certificates        $15,647       $  1       $  (137)      $15,511
   FNMA pass-through certificates          31,744         80          (320)       31,504
   GNMA pass-through certificates           2,185          3            (7)        2,181
   Collateralized mortgage obligations     30,689         19          (726)       29,982
                                          -------       ----       -------       -------
      Total                               $80,265       $103       $(1,190)      $79,178
                                          =======       ====       =======       =======
Held to Maturity:
   FHLMC pass-through certificates        $11,957       $  5       $  (316)      $11,646
   FNMA pass-through certificates          19,289          4          (476)       18,817
   Collateralized mortgage obligations         48         --            --            48
                                          -------       ----       -------       -------
     Total                                $31,294       $  9       $  (792)      $30,511
                                          =======       ====       =======       =======

     Provided below is a summary of mortgage-related securities available for sale and held to maturity which were in an unrealized loss position at September 30, 2007.

                                  LOSS POSITION              LOSS POSITION
                               LESS THAN 12 MONTHS        12 MONTHS OR LONGER               TOTAL
                            ------------------------   ------------------------   ------------------------
                            APPROXIMATE   UNREALIZED   APPROXIMATE   UNREALIZED   APPROXIMATE   UNREALIZED
                             FAIR VALUE     LOSSES      FAIR VALUE     LOSSES      FAIR VALUE     LOSSES
                            -----------   ----------   -----------   ----------   -----------   ----------
Pass-through certificates     $21,075       $(176)       $47,185      $(1,080)      $68,260      $(1,256)
Collateralized mortgage
   obligations                  2,754         (20)        26,392         (706)       29,146         (726)
                              -------       -----        -------      -------       -------      -------
Total                         $23,829       $(196)       $73,577      $(1,786)      $97,406      $(1,982)
                              =======       =====        =======      =======       =======      =======

     At September 30, 2007, mortgage-related securities in a gross unrealized loss position for twelve months or longer consist of 51 securities having an aggregate depreciation of 2.4% from the Company's amortized cost basis. Management does not believe any individual unrealized loss as of September 30, 2007 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and private institutions. Management believes that market value fluctuations in these securities are dependent upon the movement in market interest rates, particularly given the negligible inherent credit risk associated with these securities, rather than from the deterioration of the creditworthiness of the issuer. Accordingly, management does not believe that any individual unrealized loss as of September 30, 2007 represents an other-than-temporary impairment. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs or until the securities mature.

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

                       LOSS POSITION              LOSS POSITION
                    LESS THAN 12 MONTHS        12 MONTHS OR LONGER               TOTAL
                 ------------------------   ------------------------   ------------------------
                 APPROXIMATE   UNREALIZED   APPROXIMATE   UNREALIZED   APPROXIMATE   UNREALIZED
                  FAIR VALUE     LOSSES      FAIR VALUE     LOSSES      FAIR VALUE     LOSSES
                 -----------   ----------   -----------   ----------   -----------   ----------
Pass-through
  certificates     $14,955       $(104)       $55,887      $(1,701)     $ 70,842      $(1,805)
Collateralized
  mortgage
  obligations           --          --         31,965         (910)       31,965         (910)
                   -------       -----        -------      -------      --------      -------
 Total             $14,955       $(104)       $87,852      $(2,611)     $102,807      $(2,715)
                   =======       =====        =======      =======      ========      =======

     The collateralized mortgage obligations contain both fixed and adjustable-rate classes of securities which are repaid in accordance with a predetermined priority. The underlying collateral of the securities consisted of loans which are primarily guaranteed by FHLMC, FNMA and GNMA.

     For the years ended September 30, 2007, 2006 and 2005, proceeds from sales of mortgage-related securities available for sale amounted to $0, $1,666 and $41,774, respectively. There were no gross realized gains for the years ended September 30, 2007, 2006 and 2005, respectively. Gross realized losses amounted to $0, $43 and $790 for the years ended September 30, 2007, 2006 and 2005, respectively. The tax benefit applicable to these net realized gains and losses amounted to $0, $(15) and $(269) for the years ended September 30, 2007, 2006 and 2005, respectively. Gains and losses are realized and recorded on the specific identification method.

     Mortgage-related securities with aggregate carrying values of $24,778 and $22,224 were pledged as collateral at September 30, 2007 and 2006, respectively, for municipal deposits and financings (see Note 8).

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5.   ACCRUED INTEREST RECEIVABLE

     The following is a summary of accrued interest receivable by category:

                               SEPTEMBER 30,
                              ---------------
                               2007     2006
                              ------   ------
Loans                         $1,701   $1,816
Mortgage-related securities      450      426
Investment securities            551      425
                              ------   ------
   Total                      $2,702   $2,667
                              ======   ======

6.   LOANS RECEIVABLE

     Loans receivable consist of the following:

                                     SEPTEMBER 30,
                                  -------------------
                                    2007       2006
                                  --------   --------
Single-family                     $139,888   $144,760
Construction and land               23,501     38,158
Multi-family and commercial         60,026     70,439
Home equity and lines of credit     57,808     59,319
Consumer loans                       1,204      1,375
Commercial loans                    19,044     24,474
                                  --------   --------
   Total loans                     301,471    338,525
Loans in process                    (6,008)   (12,081)
Allowance for loan losses           (3,322)    (3,367)
Deferred loan costs                    277        143
                                  --------   --------
   Loans receivable net           $292,418   $323,220
                                  ========   ========

     The Company originates loans primarily in its local market area of Delaware and Chester Counties, Pennsylvania to borrowers that share similar attributes. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

     The Company participates in the origination and sale of fixed-rate single-family residential loans and Small Business Administration-guaranteed loans in the secondary market. The Company recognized gains on sale of loans held for sale of $163, $157 and $93 for fiscal years ended September 30, 2007, 2006 and 2005, respectively.

     The Company offers loans to its directors and senior officers on terms permitted by Regulation O promulgated by the Board of Governors of the Federal Reserve System. There were approximately $5,179, $4,267 and $4,374 of loans outstanding to senior officers and directors as of September 30, 2007, 2006 and 2005, respectively. The amount of repayments during the years ended September 30, 2007, 2006 and 2005, totaled $2,368, $112 and $737, respectively. There were $4,519, $5 and $1,300 of new loans granted during fiscal years 2007, 2006 and 2005, respectively.

     The Company had undisbursed portions under consumer and commercial lines of credit as of September 30, 2007 and 2006 of $33,917 and $37,266, respectively.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company originates both adjustable and fixed interest rate loans and purchases mortgage-related securities in the secondary market. The originated adjustable-rate loans have annual and lifetime interest rate adjustment limitations and are generally indexed to U.S. Treasury securities plus a fixed margin. Future market factors may affect the correlation of the interest rate adjustment with rates the Company pays on the short-term deposits that have been the primary funding source for these loans. The adjustable-rate mortgage-related securities adjust to various national indices plus a fixed margin. At September 30, 2007, the composition of these loans and mortgage-related securities was as follows:

           FIXED-RATE
--------------------------------
TERM TO MATURITY      BOOK VALUE
-------------------   ----------
1 month to 1 year      $ 13,487
1 year to 3 years        13,695
3 years to 5 years       22,185
5 years to 10 years      49,384
Over 10 years           188,024
                       --------
Total                  $286,775
                       ========

           ADJUSTABLE-RATE
------------------------------------
TERM TO RATE ADJUSTMENT   BOOK VALUE
-----------------------   ----------
1 month to 1 year          $ 57,152
1 year to 3 years            31,281
3 years to 5 years           25,935
5 years to 10 years           5,069
                           --------
Total                      $119,437
                           ========

     The following is an analysis of the allowance for loan losses:

                                       YEAR ENDED
                                      SEPTEMBER 30,
                               -------------------------
                                2007      2006     2005
                               ------   -------   ------
Beginning balance              $3,367   $ 3,475   $2,039
Provisions charged to income      375     1,206    1,780
Charge-offs                      (470)   (1,328)    (344)
Recoveries                         50        14       --
                               ------   -------   ------
Total                          $3,322   $ 3,367   $3,475
                               ======   =======   ======

     At September 30, 2007 and 2006, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $4,685 and $277, respectively. At September 30, 2007, non-performing loans consisted of loans that were both individually and collectively evaluated for impairment.

     Loans collectively evaluated for impairment include residential real estate, home equity (including lines of credit) and consumer loans and are not included in the data that follow:

                                                           SEPTEMBER 30,
                                                           -------------
                                                            2007    2006
                                                           ------   ----
Impaired loans with related allowance for loan losses      $1,148    $--
   under SFAS No. 114
Impaired loans with no related allowance for loan losses
   under SFAS No. 114                                          25     25
                                                           ------    ---
      Total impaired loans                                 $1,173    $25
                                                           ======    ===
Valuation allowance related to impaired loans              $  271    $--
                                                           ======    ===

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     At September 30, 2007 and 2006, the Company had impaired loans with a total recorded investment of $1,173 and $25, respectively, and an average recorded investment of $933 and $1,727, respectively. There was $1, $1 and $39 of interest income recognized on these impaired loans during the years ended September 30, 2007, 2006 and 2005, respectively. Interest income of approximately $83, $1 and $338, respectively, was not recognized as interest income due to the non-accrual status of loans during fiscal 2007, 2006 and 2005.

7.   OFFICE PROPERTIES AND EQUIPMENT

     Office properties and equipment are summarized by major classification as follows:

                                              SEPTEMBER 30,
                                            -----------------
                                              2007      2006
                                            -------   -------
Land and buildings                          $ 7,875   $ 7,423
Furniture, fixtures and equipment             3,965     3,797
                                            -------   -------
   Total                                     11,840    11,220
Accumulated depreciation and amortization    (7,078)   (6,577)
                                            -------   -------
   Net                                      $ 4,762   $ 4,643
                                            =======   =======

     The future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2007 are as follows:

September 30,
2008                                   $  343
2009                                      343
2010                                      316
2011                                      143
2012                                      149
Thereafter                              2,206
                                       ------
Total minimum future rental payments   $3,500
                                       ======

     Leasehold expense was approximately $533, $532 and $502 for the years ended September 30, 2007, 2006 and 2005, respectively.

     Depreciation expense amounted to $557, $535 and $534 for the years ended September 30, 2007, 2006 and 2005, respectively.

8.   DEPOSITS

     Deposits consist of the following major classifications:

                                                     SEPTEMBER 30,
                                     ---------------------------------------
                                             2007                 2006
                                     ------------------   ------------------
                                      AMOUNT    PERCENT    AMOUNT    PERCENT
                                     --------   -------   --------   -------
Non-interest-bearing                 $ 18,404       5.2%  $ 17,232       4.8%
NOW                                    75,194      21.2     73,356      20.5
Passbook                               37,369      10.6     41,708      11.6
Money market                           34,252       9.7     40,591      11.3
Certificates of deposit               188,489      53.3    185,929      51.8
                                     --------     -----   --------     -----
   Total                             $353,708     100.0%  $358,816     100.0%
                                     ========     =====   ========     =====

     The weighted average interest rates paid on deposits were 3.16% and 2.43% for the years ended September 30, 2007 and 2006, respectively.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Included in deposits as of September 30, 2007 and 2006 were deposits greater than $100 totaling approximately $126,369 and $123,651, respectively. Basic deposits and retirement accounts in excess of $100 and $250, respectively, are generally not federally insured.

     At September 30, 2007 and 2006, the Company had pledged certain mortgage-related securities aggregating $24,778 and $19,259, respectively, as collateral for municipal deposits and financings.

     A summary of scheduled maturities of certificates is as follows:

                        SEPTEMBER 30,
                     -------------------
                       2007       2006
                     --------   --------
Within one year      $164,200   $118,779
One to two years       15,729     53,852
Two to three years      4,213      5,666
Thereafter              4,347      7,632
                     --------   --------
Total                $188,489   $185,929
                     ========   =======

     A summary of interest expense on deposits is as follows:

                           YEAR ENDED SEPTEMBER 30,
                          -------------------------
                           2007      2006     2005
                          -------   ------   ------
NOW                       $ 1,016   $  693   $  399
Passbook                      365      429      475
Money market                1,082      914      762
Certificates of deposit     8,745    6,511    4,644
                          -------   ------   ------
   Total                  $11,208   $8,547   $6,280
                          =======   ======   ======

9.   BORROWINGS

     A summary of borrowings is as follows:

                                 SEPTEMBER 30,
                            ------------------
                              2007       2006
                            --------   --------
FHLB advances               $ 86,334   $ 86,353
FHLB overnight borrowings     29,000     20,800
Other                             50         88
                            --------   --------
   Total borrowings         $115,384   $107,241
                            ========   ========

     Advances from the FHLB bear fixed interest rates with remaining periods until maturity, summarized as follows:

                                       SEPTEMBER 30,
                                    ------------------
                                      2007     2006
                                    -------   -------
Within one year                     $ 5,672   $    --
Over one year through five years     80,539    86,175
Over five years through ten years       123       178
Over 10 years                            --        --
                                    -------   -------
                                    $86,334   $86,353
                                    =======   =======

     Included in the table above at September 30, 2007 and 2006 are $86,334 and $86,353, respectively, of FHLB advances whereby the FHLB has the option at predetermined times to convert the fixed interest rate to an adjustable rate tied to the London Interbank Offered Rate (LIBOR). At September 30, 2007, substantially all the FHLB advances with the convertible feature are subject to conversion in fiscal 2008. The Company then has the option to prepay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature rather

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

than the period in which they can be converted. The average balance of FHLB advances and overnight borrowings was $93,182 with an average cost of 5.56% for the year ended September 30, 2007.

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

     Retained earnings at September 30, 2007 and 2006 included approximately $2,500 representing bad debt deductions for which no income tax has been provided.

     Income tax (benefit) expense is comprised of the following:

              YEAR ENDED SEPTEMBER 30,
              ------------------------
               2007    2006     2005
              -----   -----    -----
Federal:
   Current    $(220)  $(384)   $(232)
   Deferred      --      25      (81)
State            --      --       --
              -----   -----    -----
     Total    $(220)  $(359)   $(313)
              =====   =====    =====

     The tax effect of temporary differences that give rise to significant portions of the deferred tax accounts, calculated at 34%, is as follows:

                                                        SEPTEMBER 30,
                                                      ---------------
                                                       2007     2006
                                                      ------   ------
Deferred tax assets:
   Accelerated depreciation                           $  496   $  475
   Allowance for loan losses                           1,129    1,145
   Unrealized loss on available for sale securities      630      406
   Accrued expenses                                      627      608
                                                      ------   ------
      Total deferred tax assets                       $2,882   $2,634
                                                      ======   ======
Deferred tax liabilities:
   Deferred loan fees                                   (311)    (274)
   Other                                                 (66)     (79)
                                                      ------   ------
       Total deferred tax liabilities                   (377)    (353)
                                                      ------   ------
Net deferred tax assets                               $2,505   $2,281
                                                      ======   ======

     From time to time, the Company may be subject to examination by various tax authorities in jurisdictions in which the Company has its business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. Tax reserves have been established which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted as information becomes available or when an event requiring a change to the reserve occurs. The resolution of tax matters could have an impact on the Company's effective tax rate.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company's effective tax rate is less than the statutory federal income tax rate for the following reasons:

                                                                   YEAR ENDED SEPTEMBER 30,
                                               ---------------------------------------------------------------
                                                        2007                 2006                 2005
                                               -------------------   -------------------   -------------------
                                                        PERCENTAGE            PERCENTAGE            PERCENTAGE
                                                        OF PRETAX             OF PRETAX              OF PRETAX
                                               AMOUNT     INCOME     AMOUNT     INCOME     AMOUNT     INCOME
                                               ------   ----------   ------   ----------   ------   ----------
Tax at statutory rate                           $  83      34.0%      $ 238      34.0%      $ 101      34.0%
Decrease (increase) in taxes resulting from:
   Tax exempt interest, net                      (119)    (48.6)       (222)    (31.7)       (231)    (77.8)
   Increase in cash surrender value              (193)    (78.8)       (383)    (54.8)       (194)    (65.3)
   Dividend received deduction                     (7)     (2.9)        (19)     (2.7)        (50)    (16.8)
   Other                                           16       6.5          27       3.9          61      20.5
                                                -----     -----       -----     -----       -----    ------
   Total                                        $(220)    (89.8)%     $(359)    (51.3)%     $(313)   (105.4)%
                                                =====     =====       =====     =====       ====     ======

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of tangible and core capital (as defined in the regulations) to adjusted assets (as defined), and of Tier I and total capital (as defined) to average assets (as defined). Management believes, as of September 30, 2007, that the Bank met all regulatory capital adequacy requirements to which it is subject.

     The Bank's actual capital amounts and ratios are presented in the following table.

                                                                        REQUIRED FOR          WELL CAPITALIZED
                                                                      CAPITAL ADEQUACY          UNDER PROMPT
                                                   ACTUAL                  PURPOSE           CORRECTIVE ACTION
                                             --------------------   --------------------   --------------------
                                              AMOUNT   PERCENTAGE    AMOUNT   PERCENTAGE    AMOUNT   PERCENTAGE
                                             -------   ----------   -------   ----------   -------   ----------
At September 30, 2007:
Core Capital (to Adjusted Tangible Assets)   $49,207      9.38%     $20,975       4.0%     $26,219      5.0%
Tier I Capital (to Risk-Weighted Assets)      49,207     15.44         N/A        N/A       19,118      6.0
Total Capital (to Risk-Weighted Assets)       52,529     16.49       25,491       8.0       31,864      10.0
Tangible Capital (to Tangible Assets)         49,126      9.37        7,864       1.5         N/A       N/A

At September 30, 2006:
Core Capital (to Adjusted Tangible Assets)   $47,771      9.15%     $20,819       4.0%     $26,096      5.0%
Tier I Capital (to Risk-Weighted Assets)      47,771     13.96         N/A        N/A       20,539      6.0
Total Capital (to Risk-Weighted Assets)       51,138     14.94       27,385       8.0       34,231     10.0
Tangible Capital (to Tangible Assets)         47,771      9.15        7,829       1.5         N/A       N/A

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     On February 13, 2006, the Bank entered into a supervisory agreement with the OTS. The supervisory agreement requires the Bank, among other things, to maintain a minimum core capital and total risk-based capital ratios of 7.5% and 12.5%, respectively. At September 30, 2007, the Bank was in compliance with such requirement.

     The Company's capital at September 30, 2007 and 2006 for financial statement purposes differs from tangible, core (leverage), and Tier-1 risk-based capital amounts by approximately $14,513 and $18,150, respectively, representing the inclusion for regulatory capital purposes of unrealized losses on securities available for sale and a portion of capital securities (see Note 16) that qualifies as regulatory capital as well as adjustments to the Bank's capital that do not affect the parent company.

     At September 30, 2007 and 2006, total risk-based capital, for regulatory requirements, was increased by $3,322 and $3,367, respectively, of general loan loss reserves, for a total of $52,529 and $51,138, respectively.

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

     The principal source of cash flow for the Company is dividends from the Bank. Various federal banking regulations and capital guidelines limit the amount of dividends that may be paid to the Company by the Bank. Future payment of dividends by the Bank is dependent on individual regulatory capital requirements, levels of profitability, and safety and soundness concerns. Under current regulatory requirements of the OTS, the Bank is required to apply for approval to dividend funds to the Company. No assurances can be given that such approval, if requested, would be granted. In addition, loans or advances made by the Bank to the Company are generally limited to 10 percent of the Bank's capital stock and surplus on a secured basis, subject to compliance with various collateral and other requirements. Accordingly, at September 30, 2007, funds potentially available for loans or advances by the Bank to the Company amounted to $4,816.

12. EMPLOYEE BENEFITS

     401(K) PROFIT SHARING PLAN

     The Bank's 401(k) profit sharing plan covers substantially all full-time employees of the Company and provides for pre-tax contributions by the employees with matching contributions at the discretion of the Board of Directors determined at the beginning of the calendar year. All amounts are fully vested. For calendar years 2007, 2006 and 2005, the Company matched twenty-five cents for every dollar contributed up to 5% of a participant's salary. The profit sharing expense for the plan was $35, $36 and $38 for the years ended September 30, 2007, 2006 and 2005, respectively.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     EMPLOYEE STOCK OWNERSHIP PLAN

     In connection with the Conversion, the Company established an employee stock ownership plan ("ESOP") for the benefit of eligible employees. The Company accounts for its ESOP in accordance with AICPA Statement of Position 93-6, "Employers Accounting for Employee Stock Ownership Plans," which requires the Company to recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, this difference is charged or credited to equity as additional paid-in capital. Management expects the recorded amount of expense in any given period to fluctuate from period to period as continuing adjustments are made to reflect changes in the fair value of the ESOP shares. The Company's ESOP, which is internally leveraged, does not report the loans receivable extended to the ESOP as assets and does not report the ESOP debt due the Company. At September 30, 2007, 219,846 shares were committed to be released, of which 6,516 shares have not yet been allocated to participant accounts. The fair value of unreleased ESOP shares was $1,581 at September 30, 2007. The Company recorded compensation and employee benefit expense related to the ESOP of $159, $183 and $219 for the years ended September 30, 2007, 2006 and 2005, respectively.

     RECOGNITION AND RETENTION PLAN

     Under the 1995 Recognition and Retention Plan and Trust (the "RRP"), there are 81,600 shares authorized to be issued pursuant to grants under the RRP. At September 30, 2006, the Company had awarded 81,600 shares to the Company's non-employee directors and executive officers subject to vesting and other provisions of the RRP. At September 30, 2007, 80,248 shares granted to the plan participants had vested and been distributed.

     STOCK OPTION PLANS

     Under the 1995 Stock Option Plan (the "Option Plan"), common stock totaling 272,000 shares was reserved for issuance pursuant to the exercise of options. The Option Plan expired by its terms in July 2005. Options granted pursuant to the Option Plan, prior to its expiration, remain exercisable according to the terms of their issuance. During fiscal year 1999, stockholders approved the adoption of the 1998 Stock Option Plan ("1998 Option Plan") (collectively with the Option Plan, the "Plans") pursuant to which an additional 111,200 shares of common stock were reserved for issuance of which 29,623 were available for future grant at September 30, 2007. Options covering an aggregate of 353,577 shares have been granted to the Company's executive officers, non-employee directors and other key employees, subject to vesting and other provisions of the Plans. At September 30, 2007, 2006 and 2005, the number of shares covered by options exercisable at such dates was 50,356, 55,810 and 56,836, respectively, and the weighted average exercise price of those options was $12.85, $12.76 and $12.38, respectively.

     The following table summarizes transactions regarding the stock option plans:

                                                                     WEIGHTED
                                    NUMBER OF      EXERCISE          AVERAGE
                                      OPTION         PRICE       EXERCISE PRICE
                                      SHARES         RANGE          PER SHARE
                                    ---------   --------------   ---------------
Outstanding at October 1, 2004       186,102    $ 7.50 - 16.15        $10.26
Granted                                2,221     19.75 - 21.89         20.14
Exercised                           (116,396)     7.50 - 16.15          8.69
Cancelled                             (5,750)    12.13 - 14.25         14.17
                                    --------
Outstanding at September 30, 2005     66,177    $ 7.50 - 21.89        $13.01
                                    --------    --------------        ------
Granted                                   --                --            --
Exercised                             (4,730)     8.50 - 12.38         10.95
Cancelled
                                          --                --            --
                                    --------
Outstanding at September 30, 2006     61,447    $10.13 - 21.89        $13.17
                                    --------    --------------        ------
Granted                                   --                --            --
Exercised                             (5,070)    10.13 - 14.25         12.25
Cancelled                             (1,694)    19.75 - 21.89         20.06
Forfeited                             (3,727)    14.25 - 21.89         15.12
                                    --------
Outstanding at September 30, 2007     50,956    $10.13 - 16.15        $12.89
                                    ========    ==============        ======

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     A summary of the range of exercise prices of outstanding options at September 30, 2007 is as follows:

                                 WEIGHTED AVERAGE       WEIGHTED
  NUMBER OF     EXERCISE PRICE       REMAINING      AVERAGE EXERCISE
OPTION SHARES       RANGE        CONTRACTUAL LIFE    PRICE PER SHARE
-------------   --------------   ----------------   ----------------
    3,000       $10.13 - 10.13         3.00              $10.13
   47,956        12.13 - 16.15         2.66               13.06
   ------
   50,956       $10.13 - 16.15         2.68              $12.89
   ======       ==============         ====              ======

     SUPPLEMENTAL RETIREMENT BENEFITS

     The Bank maintains a defined contribution supplemental executive retirement plan (the "SERP") covering certain senior executive officers of the Bank. For the initial year of the SERP, the crediting rate on the amounts contributed was established at 5.0% and will remain in effect until such time that the Company's Compensation Committee administering the SERP determines to change it. Upon retirement of a participant, he or she will receive his or her account balance paid out in equal annual payments for a period not to exceed 15 years provided that a participant did not make a prior election to receive his or her distribution in a lump sum. The SERP also provides for the payment of benefits in the event of the death of the participant or the termination of the employment of the participant subsequent to a change in control of the Company.

     In March 2005, the Company entered into a Transition, Consulting, Noncompetition and Retirement Agreement with the Company's previous President (the "Agreement"). The Agreement provides for a consulting fee for five years and for payments for a period of ten years beginning upon the commencement of the retirement phase of the Agreement. The Agreement provides for full payments in the event of a change in control of the Company. For the fiscal years ended September 30, 2007, 2006 and 2005, the pension expense relating to supplemental retirement benefits was approximately $175, $254 and $261, respectively.

     The Bank also provides supplemental retirement benefits to certain directors and Advisory Board members. The expense relating to these arrangements was approximately $105, $114 and $119 for the years ended September 30, 2007, 2006 and 2005, respectively.

13. COMMITMENTS AND CONTINGENCIES

     The Bank has outstanding commitments to originate loans, excluding undisbursed portion of loans in process and equity lines of credit, of approximately $1,939 and $4,637 as of September 30, 2007 and 2006, respectively, all of which are expected to be funded within four months. Of these commitments outstanding, the breakdown between fixed and adjustable-rate loans is as follows:

                                            SEPTEMBER 30,
                                           ---------------
                                            2007     2006
                                           ------   ------
Fixed-rate (ranging from 5.88% to 7.75%)   $1,275   $3,662
Adjustable-rate                               664      975
                                           ------   ------
   Total                                   $1,939   $4,637
                                           ======   ======

     Depending on cash flow, interest rate, risk management and other considerations, longer term fixed-rate residential loans originated prior to February 2006 were sold in the secondary market. Currently, the Bank sells participations in SBA loans to the secondary market. There were an aggregate of approximately $0 and $1,099 in outstanding commitments to sell SBA participations at September 30, 2007 and 2006, respectively.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Bank issues letters of credit to its commercial customers which are commitments to guarantee the performance of the customer to a third party. There were $849 and $367 outstanding letters of credit at September 30, 2007 and 2006, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     The Bank currently has the ability to obtain up to $177,294 in additional advances from the FHLBank Pittsburgh.

     The Bank also purchased letters of credit from the FHLBank Pittsburgh, which totaled $0 and $4,136 at September 30, 2007 and 2006, respectively.

     There may be various claims and pending actions against the Company and its subsidiaries arising out of the conduct of its business. In the opinion of the Company's management and based upon advice of legal counsel, the resolution of these matters is not expected to have a material adverse impact on the consolidated financial position, the results of operations or the cash flows of the Company and its subsidiaries.

14. RELATED PARTY TRANSACTIONS

     The Company retains the services of a law firm in which one of the Company's directors is a member. In addition to providing general legal counsel to the Company, the firm also prepares mortgage documents and attends loan closings for which it is paid directly by the borrower.

     The Company utilizes two of the Company's directors as consultants on various real estate and general business matters. In addition, one of the Company's board members has an interest in an insurance agency, First Keystone Insurance, LLC in which one of the Bank's subsidiaries has a 51% ownership interest.

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

                                                      SEPTEMBER 30,
                                   ------------------------ --------------------
                                            2007                        2006
                                   ---------------------   ---------------------
                                   CARRYING/   ESTIMATED   CARRYING/   ESTIMATED
                                    NOTIONAL      FAIR      NOTIONAL      FAIR
                                     AMOUNT      VALUE       AMOUNT      VALUE
                                   ---------   ---------   ---------   ---------
Assets:
   Cash and cash equivalents       $ 52,935    $ 52,935    $ 12,787    $ 12,787
   Investment securities             32,540      32,550      36,643      36,654
   Loans                            292,418     283,255     323,220     321,939
   Loans held for sale                   --          --       1,334       1,334
   Mortgage-related securities      110,472     109,689     108,385     107,193
   FHLB stock                         6,338       6,338       6,233       6,233
Liabilities:
   Passbook deposits                 37,369      37,369      41,708      41,708
   NOW and money market deposits    127,850     127,850     131,179     131,179
   Certificates of deposit          188,489     188,880     185,929     183,629
   Borrowings                       115,384     117,974     107,241     106,127

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

     The fair value of NOW deposits, money market deposits and passbook deposits is the amount reported in the financial statements. The fair value of certificates of deposit and borrowings is based on a present value estimate, using rates currently offered for deposits and borrowings of similar remaining maturity. The fair value for accrued interest receivable and payable, the cash surrender value of life insurance, and subordinated debentures approximates their carrying value at September 30, 2007.

     Fair values for off-balance sheet commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standings.

     No adjustment was made to the entry-value interest rates for changes in credit performing commercial real estate and business loans, construction loans, and land loans for which there are no known credit concerns. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the performing commercial, construction, and land loan portfolios for which there are no known credit concerns, result in a fair valuation of such loans on an entry-value basis. The fair value of non-performing loans, with a recorded book value of approximately $1,622 and $277 (which are collateralized by real estate properties with property values in excess of carrying amounts) as of September 30, 2007 and 2006, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2007 and 2006. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2007 and 2006 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

16. CAPITAL SECURITIES

     On August 21, 1997, First Keystone Capital Trust I (the "Trust"), a trust formed under Delaware law, that is a subsidiary of the Company, issued $16.2 million of preferred securities (the "Preferred Securities") at an interest rate of 9.7%, with a scheduled maturity of August 15, 2027. The Company owns all the common stock of the Trust. The proceeds from the issue were invested in junior subordinated debentures (the "Debentures") issued by the Company. The Debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. On November 15, 2001, the Company purchased $3.5 million of the Preferred Securities. Debentures represent the sole assets of the Trust. Interest on the Preferred Securities is cumulative and payable semiannually in arrears. The Company has the option, subject to required regulatory approval, if any, to prepay the securities beginning August 15, 2007. The Company has, under the terms of the Debentures and the related Indenture as well as the other operative corporate documents, agreed to irrevocably and unconditionally guarantee the Trust's obligations under the Debentures. In 1997, the Company made a capital contribution of approximately $6.0 million to the Bank using a portion of the net proceeds from the issuance of the Debentures to support the Bank's lending activities.

     On November 28, 2001, First Keystone Capital Trust II (the "Trust II"), a trust formed under Delaware law, that is a subsidiary of the Company, issued $8.0 million of securities ("Preferred Securities II") in a pooled securities offering at a floating rate of 375 basis points over the six month LIBOR with a maturity date of December 8, 2031. The Company owns all the common stock of Trust II. The proceeds from the issue were invested in junior subordinated debentures (the "Debentures II") issued by the Company. The Debentures II are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Debentures II represent the sole assets of the Trust II. Interest on the Preferred Securities II is cumulative and payable semi-annually in arrears. The Company has the option, subject to required regulatory approval, if any, to redeem, in whole or in part, the securities beginning December 8, 2006 and every six months thereafter. In June 2007, with the net proceeds from the private placement offering, the Trust II redeemed $6.0 million of Preferred Securities II.

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

     As a result of the adoption of FIN 46 and FIN 46 (R), the Company deconsolidated all the Issuer Trusts. As a result, the junior subordinated debentures issued by the Company to the Issuer Trusts, totaling $15.3 million and $21.5 million, are reflected in the Company's consolidated statements of financial condition in the liabilities section at September 30, 2007 and 2006, respectively, under the caption "Junior Subordinated Debentures." The Company records interest expense on the corresponding debentures in its consolidated statements of operations. The Company also recorded the common capital securities issued by the Issuer Trusts in "Prepaid expenses and other assets" in its consolidated statements of financial condition at September 30, 2007 and 2006.

17. PARENT COMPANY ONLY FINANCIAL INFORMATION

     Condensed financial statements of First Keystone Financial, Inc. are as follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                SEPTEMBER 30,
                                              -----------------
                                                2007      2006
                                              -------   -------
Assets:
   Interest-bearing deposits                  $   541   $ 1,802
   Investment securities available for sale     1,092     1,581
   Investment in subsidiaries                  49,048    47,853
   Other assets                                   146       277
                                              -------   -------
Total assets                                  $50,827   $51,513
                                              =======   =======
Liabilities and Stockholders' Equity:
   Junior subordinated debentures             $15,264   $21,483
   Other liabilities                              869     1,371
                                              -------   -------
   Total liabilities                           16,133    22,854
Stockholders' equity                           34,694    28,659
                                              -------   -------
Total liabilities and stockholders' equity    $50,827   $51,513
                                              =======   =======

CONDENSED STATEMENTS OF OPERATIONS

                                              YEAR ENDED SEPTEMBER 30,
                                              ------------------------
                                               2007     2006     2005
                                              ------   ------   ------
Interest and dividend income:
   Dividends from subsidiary                  $   12   $   14   $   11
   Loans to ESOP                                 226      233      192
   Interest and dividends on investments         208      125      280
   Interest on deposits                           17       25       13
                                              ------   ------   ------
      Total interest and dividend income         463      397      496
Interest on debt and other borrowed money      1,828    1,954    1,794
Other income                                       7       --    1,256
Operating expenses                               189      211      183
Equity in earnings of subsidiaries             1,497    2,213      770
                                              ------   ------   ------
(Loss) income before income taxes                (50)     445      545
Income tax benefit                              (515)    (590)     (65)
                                              ------   ------   ------
Net income                                    $  465   $1,035   $  610
                                              ======   ======   ======

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CONDENSED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED SEPTEMBER 30,
                                                                    ---------------------------
                                                                      2007      2006      2005
                                                                    -------   -------   -------
Cash flows from operating activities:
   Net income                                                       $   465   $ 1,035   $   610
   Adjustment to reconcile net income to cash used in operations:
   Equity in earnings of subsidiaries                                (1,497)   (2,213)     (770)
   Shared-based compensation                                             33        25        --
   Amortization of ESOP                                                 142       146       164
   Gain on sales of investment securities available for sale             --        --    (1,133)
   Amortization of premium                                              (33)      (37)      (37)
   (Increase) decrease in other assets                                  131     1,034      (897)
   (Decrease) increase in other liabilities                            (336)      (62)      660
                                                                    -------   -------   -------
      Net cash used in operating activities                          (1,095)      (72)   (1,403)
                                                                    -------   -------   -------
Cash flows from investing activities:
   Purchase of investments available for sale                            --       (62)       --
   Dividend from subsidiary                                              --        --     1,500
   Return of investment in First Keystone Capital Trust II              189        --        --
   Proceeds from sale of investments available for sale                  --        --     1,911
                                                                    -------   -------   -------
      Net cash provided by (used in) investing activities               189       (62)    3,411
                                                                    -------   -------   -------
Cash flows from financing activities:
   Purchase of treasury stock                                            --        --      (110)
   Common stock acquired by ESOP                                         --        --       (72)
   Dividends paid                                                        --      (209)     (810)
   Net proceeds from equity offering                                  5,769        --        --
   Retirement of junior subordinated debentures                      (6,186)       --        --
   Proceeds from exercise of stock options                               62        47       656
                                                                    -------   -------   -------
      Net cash used in financing activities                            (355)     (162)     (336)
                                                                    -------   -------   -------
   (Decrease) increase in cash                                       (1,261)     (296)    1,672
   Cash at beginning of year                                          1,802     2,098       426
                                                                    -------   -------   -------
   Cash at end of year                                              $   541   $ 1,802   $ 2,098
                                                                    =======   =======   =======

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Unaudited quarterly financial data for the years ended September 30, 2007 and 2006 is as follows:

                                                2007                                    2006
                                  --------------------------------    ---------------------------------
                                   1ST      2ND       3RD     4TH       1ST      2ND      3RD     4TH
                                   QTR      QTR       QTR     QTR       QTR      QTR      QTR     QTR
                                  ------   ------   ------   ------   ------   ------   ------   ------
Interest income                   $7,173   $7,198   $7,045   $6,967   $6,550   $6,696   $7,064   $7,183
Interest expense                   4,711    4,579    4,540    4,396    3,770    3,868    4,222    4,555
                                  ------   ------   ------   ------   ------   ------   ------   ------
Net interest income                2,462    2,619    2,505    2,571    2,780    2,828    2,842    2,628
Provision for loan losses
                                      75      100      100      100       45      525       81      555
                                  ------   ------   ------   ------   ------   ------   ------   ------
Net income after
   provision for loan losses       2,387    2,519    2,405    2,471    2,735    2,303    2,761    2,073
Non-interest income                  747      853      726      687      775      800      668    1,269
Non-interest expense               3,137    3,253    3,046    3,113    2,993    3,226    3,181   3,308
                                  ------   ------   ------   ------   ------   ------   ------   ------
Income (loss) before income
   taxes                              (3)     119       85       45      517     (123)     248       34
Income tax expense (benefit)
                                     (91)     (48)     (30)     (50)      72     (142)     (19)    (270)
                                  ------   ------   ------   ------   ------   ------   ------   ------
Net income                        $   88   $  167    $ 115     $ 95   $  445     $ 19   $  267   $  304
                                  ======   ======    =====     ====   ======     ====   ======   ======
Per Share:
   Earnings per share - basic      $0.04    $0.07    $0.05    $0.04   $ 0.24   $ 0.01   $ 0.14   $ 0.16
   Earnings per share - diluted    $0.04    $0.07    $0.05    $0.04   $ 0.23   $ 0.01   $ 0.14   $ 0.16
   Dividend per share                 --       --       --       --   $ 0.11   $   --   $   --   $   --

     Earnings per share are computed independently for each period presented. Consequently, the sum of the quarters may not equal the total earnings per share for the year.

                                      ****

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     Not applicable.

ITEM 9-A. CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2007. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are designed to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

     No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth fiscal quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9-B. OTHER INFORMATION.

     There is no information to be reported on Form 8-K during the fourth quarter of fiscal 2007 that has not already been reported pursuant thereto.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.

     The information required herein with respect to directors and executive officers of the Company is incorporated by reference from the information contained in the sections captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders currently expected (as of the date hereof) to be held on February 6, 2008 (the "Proxy Statement"), a copy of which will be filed with the SEC within 120 days of the end of the Company's fiscal year.

     The Company has adopted a Code of Conduct and Ethics that applies to its Principal Executive Officer and Principal Financial Officer, Principal Accounting Officer as well as other officers and employees of the Company and the Bank. A copy of the Code of Ethics was included as Exhibit 99.1 to the Annual Report on Form 10-K for the year ended September 30, 2003 filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required herein is incorporated by reference from the information contained in the sections captioned "Management Compensation", "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's Proxy Statement. The report of the Compensation Committee included in the Registrant's Proxy Statement should not be deemed filed or incorporated into this filing or any other filing by the Company under the Exchange Act or the Securities Act of 1933 except to the extent the Company specifically incorporates said report herein or therein by reference thereto.

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

     EQUITY COMPENSATION PLAN INFORMATION. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of September 30, 2007.

                                                                                          Number of Shares Remaining
                                  Number of Shares to be Issued                                     Available
                                       Upon the Exercise of         Weighted Average     for Future Issuance (Excluding
                                       Outstanding Options,        Exercise Price of                Shares
        Plan Category                  Warrants and Rights        Outstanding Options   Reflected in the First Column)
-------------------------------   -----------------------------   -------------------   -------------------------------
Equity Compensation Plans
   Approved by Security                      50,956(1)                $12.89(1)                   29,623
   Holders
Equity Compensation Plans Not
   Approved by Security Holders                  --                       --                          --
                                             ------                   ------                      ------
      Total                                  50,956                   $12.89                      29,623
                                             ======                   ======                      ======

----------
(1) Excludes 600 shares subject to restricted stock grants which were not vested as of September 30, 2007.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

     The information required herein is incorporated by reference from the information contained in the section captioned "Management Compensation - Indebtedness of Management and Related Party Transactions" and "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" in the Registrant's Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The information required herein is incorporated by reference from the information contained in the section captioned "Ratification of Appointment of Independent Registered Public Accounting Firm- Audit Fees" in the Registrant's Proxy Statement.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     (a)  Documents filed as part of this Report.

          (1) The following documents are filed as part of this report and are incorporated herein by reference from Item 8 hereof.

               Reports of Independent Registered Public Accounting Firm

               Consolidated Statements of Financial Condition at September 30, 2007 and 2006.

               Consolidated Statements of Operations for the Years Ended September 30, 2007, 2006 and 2005.

               Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 2007, 2006 and 2005.

               Consolidated Statements of Cash Flows for the Years Ended September 30, 2007, 2006 and 2005.

               Notes to the Consolidated Financial Statements.

          (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

          (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

 No     Description
-----   ------------------------------------------------------------------------
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

10.3    1995 Stock Option Plan 3, *

10.4    1995 Recognition and Retention Plan and Trust Agreement 4,*

10.5    1998 Stock Option Plan 4, *

10.6 Employment Agreement between First Keystone Bank and Thomas M. Kelly dated December 1, 2004 2, *

10.7    Severance Agreement between First Keystone Bank and Carol Walsh dated
        December 1, 2004 2, *

10.8    First Keystone Bank Supplemental Executive Retirement Plan 5,*

10.9    Amendment No. 1 to the Employment Agreement between First Keystone
        Financial, Inc. and Thomas M. Kelly 6,*

10.10 Amendment No. 1 to the Employment Agreement between First Keystone Bank and Thomas M. Kelly 6,*

10.11 Transition, Consulting, Noncompetition and Retirement Agreement by and between First Keystone Financial, Inc., First Keystone Bank and Donald
        S. Guthrie 7,*

10.12   Letter dated December 11, 2006 with respect to appointment to Board 8

10.13   Form of Registration Rights Agreement 11

11 Statement re: computation of per share earnings. See Note 2 to the Consolidated Financial Statements included in Item 8 hereof.

23.1    Consent of S.R. Snodgrass, A.C.

23.2    Consent of Deloitte & Touche LLP

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

(2) Incorporated by reference from Exhibits 10.5, 10.8, 10.14, and 10.16, respectively, in the Form 8-K filed by the Registrant with the SEC on December 7, 2004 (File No. 000-25328).

(3) Incorporated by reference from Exhibit 10.9 in the Form 10-K filed by the Registrant with SEC on December 29, 1995 (File No. 000-25328).

(4) Incorporated from Appendix A of the Registrant's definitive proxy statement dated December 24, 1998 (File No. 000-25328).

(5) Incorporated by reference from Exhibit 10.17 in the Form 10-Q filed by the Registrant with the SEC on May 17, 2004.

(6) Incorporated by reference from Exhibits 10.19 and 10.20, respectively, in the Form 8-K filed by the Registrant with the SEC on March 29, 2005.

(7) Incorporated by reference from Exhibit 10.21 in the Form 8-K filed by the Registrant with the SEC on March 29, 2005.

(8) Incorporated by reference from Exhibit 10.1 in the Form 8-K filed by the Registrant with the SEC on December 20, 2006.

(9) Incorporated by reference from the Form 10-K filed by the Registrant with the SEC on December 23, 2003.

(10) Incorporated by reference from the Form 10-Q for the quarter ended December 31, 2005 filed by the Registrant with the SEC on February 14, 2006.

(11) Incorporated by reference from the Form 10-K filed by the Registrant with the SEC on December 29, 2006.

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

                                           FIRST KEYSTONE FINANCIAL, INC.


                                           By: /s/ Thomas M. Kelly
                                               ---------------------------------
                                           Thomas M. Kelly
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Donald S. Guthrie                                          December 28, 2007
-------------------------------------------------
Donald S. Guthrie
Chairman of the Board


/s/ Thomas M. Kelly                                            December 28, 2007
-------------------------------------------------
Thomas M. Kelly
President and Chief Executive Officer
(Principal Executive Officer)


/s/ Edmund Jones                                               December 28, 2007
-------------------------------------------------
Edmund Jones
Director


/s/ Donald G. Hosier, Jr.                                      December 28, 2007
-------------------------------------------------
Donald G. Hosier, Jr.
Director


/s/ Marshall J. Soss                                           December 28, 2007
-------------------------------------------------
Marshall J. Soss
Director


/s/ William J. O'Donnell                                       December 28, 2007
-------------------------------------------------
William J. O'Donnell
Director


/s/ Bruce C. Hendrixson                                        December 28, 2007
-------------------------------------------------
Bruce C. Hendrixson
Director


/s/ Jerry A. Naessens                                          December 28, 2007
-------------------------------------------------
Jerry A. Naessens
Director


/s/ Nedret E. Vidinli                                          December 28, 2007
-------------------------------------------------
Nedret E. Vidinli
Director


/s/ Rose M. DiMarco                                            December 28, 2007
-------------------------------------------------
Rose M. DiMarco
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)


94