Form 10-Q
period 2007-12-31
FIRST KEYSTONE FINANCIAL INC
filed 2008-02-14
CIK 856751

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
Registrant’s telephone number, including area code: (610) 565-6210
Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of Common Stock outstanding as of February 11, 2008: 2,432,998

FIRST KEYSTONE FINANCIAL, INC.

-i-

FIRST KEYSTONE FINANCIAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

	December 31,	September 30,
	2007	2007
ASSETS
Cash and amounts due from depository institutions	$8,658	$4,642
Interest-bearing deposits with depository institutions	35,726	48,293

Total cash and cash equivalents	44,384	52,935
Investment securities available for sale	31,091	29,284
Mortgage-related securities available for sale	91,912	79,178
Investment securities held to maturity — at amortized cost (approximate fair value of $3,312 at December 31, 2007 and $3,266 at September 30, 2007)	3,256	3,256
Mortgage-related securities held to maturity — at amortized cost (approximate fair value of $29,636 at December 31, 2007 and $30,511 at September 30, 2007)	29,872	31,294
Loans receivable (net of allowance for loan losses of $3,376 and $3,322 at December 31, 2007 and September 30, 2007, respectively)	280,520	292,418
Accrued interest receivable	2,357	2,702
FHLBank stock, at cost	6,239	6,338
Office properties and equipment, net	4,698	4,762
Deferred income taxes	2,174	2,505
Cash surrender value of life insurance	17,416	17,234
Prepaid expenses and other assets	3,128	2,975

TOTAL ASSETS	$517,047	$524,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$16,178	$18,404
Interest-bearing	329,689	335,304

Total deposits	345,867	353,708
Advances from FHLBank and other borrowings	113,208	115,384
Junior subordinated debentures	15,264	15,264
Accrued interest payable	2,410	2,324
Advances from borrowers for taxes and insurance	1,947	870
Accounts payable and accrued expenses	2,755	2,637

Total liabilities	481,451	490,187
Commitments and contingencies (see Note 13)	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
Common stock, $.01 par value, 20,000,000 shares authorized; issued 2,712,556 shares; outstanding at December 31, 2007 and September 30, 2007, 2,432,998 shares	27	27
Additional paid-in capital	12,597	12,598
Employee stock ownership plan	(2,958)	(2,985)
Treasury stock at cost: 279,558 shares at December 31, 2007 and at September 30, 2007	(4,244)	(4,244)
Accumulated other comprehensive loss	(579)	(1,223)
Retained earnings — partially restricted	30,753	30,521

Total stockholders’ equity	35,596	34,694

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$517,047	$524,881

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Three months ended
	December 31,
	2007	2006
INTEREST INCOME:
Interest and fees on loans	$4,671	$5,355
Interest and dividends on:
Mortgage-related securities	1,380	1,207
Investment securities:
Taxable	395	310
Tax-exempt	42	151
Dividends	86	87
Interest-bearing deposits	162	63

Total interest income	6,736	7,173

INTEREST EXPENSE:
Interest on:
Deposits	2,678	2,704
FHLB advances and other borrowings	1,225	1,505
Junior subordinated debentures	367	502

Total interest expense	4,270	4,711

Net interest income	2,466	2,462
PROVISION FOR LOAN LOSSES	42	75

Net interest income after provision for loan losses	2,424	2,387

NON-INTEREST INCOME:
Service charges and other fees	422	387
Net gain on sales of loans held for sale	—	116
Net gain on sales of investments	69	—
Increase in cash surrender value of life insurance	182	147
Other income	89	97

Total non-interest income	762	747

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,430	1,498
Occupancy and equipment	400	396
Professional fees	283	337
Federal deposit insurance premium	51	38
Operations of real estate owned	—	50
Data processing	137	138
Advertising	100	107
Deposit processing	145	154
Other	395	419

Total non-interest expense	2,941	3,137

Income (loss) before income tax expense (benefit)	245	(3)
Income tax expense (benefit)	13	(91)

Net income	$232	$88

Earnings per common share:

Basic	$0.10	$0.04
Diluted	$0.10	$0.04

Weighted average shares — basic	2,314,908	1,992,453
Weighted average shares — diluted	2,314,908	2,011,731
See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

			Employee		Accumulated	Retained
		Additional	stock		other	earnings-	Total
	Common	paid-in	ownership	Treasury	comprehensive	partially	stockholders’
	stock	capital	plan	stock	(loss) gain	restricted	equity

BALANCE AT OCTOBER 1, 2006	$27	$12,974	$(3,089)	$(10,522)	$(787)	$30,056	$28,659
Net income	—	—	—	—	—	88	88
Other comprehensive income, net of tax:
Net unrealized loss on securities net of reclassification adjustment, net of tax benefit of $134(1)	—	—	—	—	(261)	—	(261)

Comprehensive loss	—	—	—	—	—	—	(173)

ESOP shares committed to be released	—	—	25	—	—	—	25
Share-based compensation	—	15	—	—	—	—	15
Excess of fair value above cost of ESOP shares committed to be released	—	10	—	—	—	—	10
Release of treasury shares for equity offering	—	(412)	—	6,200	—	—	5,788

BALANCE AT DECEMBER 31, 2006	$27	$12,587	$(3,064)	$(4,322)	$(1,048)	$30,144	$34,324

BALANCE AT OCTOBER 1, 2007	$27	$12,598	$(2,985)	$(4,244)	$ $(1,223)	$30,521	$34,694
Net income	—	—	—	—	—	232	232
Other comprehensive income, net of tax:
Net unrealized gain on securities net of reclassification adjustment, net of taxes of $332(1)	—	—	—	—	644	—	644

Comprehensive income	—	—	—	—	—	—	876

ESOP shares committed to be released	—	—	27	—	—	—	27
Excess of fair value above cost of ESOP shares committed to be released	—	(1)	—	—	—	—	(1)

BALANCE AT DECEMBER 31, 2007	$27	$12,597	$(2,958)	$(4,244)	$(579)	$30,753	$35,596

(1)	Disclosure of reclassification amount, net of tax:

	December 31,
	2007	2006
Net unrealized appreciation (depreciation) arising during the period	$644	$(261)
Less: reclassification adjustment for net gains included in net income (net of tax)	—	—

Net unrealized gain (loss) on securities	$644	$(261)

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three months ended
	December 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$232	$88
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	141	137
Amortization of premiums and discounts	15	59
Increase in cash surrender value of life insurance	(182)	(147)
Net gain on sales of loans held for sale	—	(116)
Net gain on sales of investments	(69)	—
Provision for loan losses	42	75
Amortization of ESOP	26	35
Share-based compensation	—	15
Changes in assets and liabilities which provided (used) cash:
Origination of loans held for sale	—	(152)
Loans sold in the secondary market	—	1,099
Accrued interest receivable	345	125
Prepaid expenses and other assets	(153)	151
Accrued interest payable	86	218
Accrued expenses	118	(817)

Net cash provided by operating activities	601	770

INVESTING ACTIVITIES:
Loans originated	(14,652)	(26,297)
Purchases of:
Mortgage-related securities available for sale	(14,895)	(2,026)
Investment securities available for sale	(2,948)	(113)
Redemption of FHLB stock	1,179	1,017
Purchase of FHLB stock	(1,080)	(725)
Principal collected on loans	26,516	32,545
Proceeds from sales of investments	69	—
Proceeds from maturities, calls, or repayments of:
Investment securities available for sale	1,039	55
Mortgage-related securities available for sale	3,232	3,092
Mortgage-related securities held to maturity	1,405	1,780
Purchase of property and equipment	(77)	(13)

Net cash (used in) provided by investing activities	(212)	9,315

FINANCING ACTIVITIES:
Net decrease in deposit accounts	(7,841)	(2,045)
Net decrease in FHLBank advances and other borrowings	(2,176)	(6,715)
Net increase in advances from borrowers for taxes and insurance	1,077	1,033
Net proceeds from equity offering	—	5,788

Net cash used in financing activities	(8,940)	(1,939)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,551)	8,146
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,935	12,787

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,384	$20,933

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest on deposits and borrowings	$4,184	$4,493
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

The results of operations for the three month period ended December 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2008 or any other period. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the First Keystone Financial, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2007.

2.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gain	Loss	Fair Value
Available for Sale:
U.S. Government and agency bonds:
1 to 5 years	$2,000	$1	$—	$2,001
Over 10 years	2,963	37	—	3,000
Municipal obligations:
5 to 10 years	1,130	3	—	1,133
Over 10 years	2,824	79	—	2,903
Corporate bonds:
Less than 1 year	1,000	19	—	1,019
1 to 5 years	1,070	26	—	1,096
5 to 10 years	2,000	—	(385)	1,615
Over 10 years	7,598	—	(339)	7,259
Mutual funds	10,327	15	(293)	10,049
Other equity investments	1,040	37	(61)	1,016

Total	$31,952	$217	$(1,078)	$31,091

Held to Maturity:
Municipal obligations:
5 to 10 years	$3,256	$56	$—	$3,312

Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at December 31, 2007.

	Loss Position		Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate bonds	$5,398	$(180)	$3,475	$(544)	$8,873	$(724)
Equity securities	274	(61)	—	—	274	(61)
Mutual funds	—	—	9,522	(293)	9,522	(293)

Total	$5,672	$(241)	$12,997	$(837)	$18,669	$(1,078)

At December 31, 2007, investment securities in a gross unrealized loss position for twelve months or longer consisted of three securities and investments in two mutual funds having an aggregate depreciation of 6.0% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in yielding market rates of interest investments. Mutual funds in an unrealized loss position for 12 months or longer consist of two funds primarily invested in asset-backed securities and have an aggregate depreciation of 3.0%. Corporate bonds in an unrealized loss position for 12 months or longer consisted of three debt securities and had an aggregate depreciation of 13.5%. The Company has the ability and intent to hold all of these securities until such time as the value recovers. Management does not believe any individual unrealized loss as of December 31, 2007 represents an other-than-temporary impairment.
The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gain	Loss	Fair Value
Available for Sale:
U.S. Government bonds:
1 to 5 years	$2,000	$—	$—	$2,000
Over 10 years	3,950	10	(9)	3,951
Municipal obligations:
5 to 10 years	1,130	—	(14)	1,116
Corporate bonds:
1 to 5 years	2,074	50	—	2,124
5 to 10 years	2,000	—	(560)	1,440
Over 10 years	7,654	61	(42)	7,673
Mutual funds	10,203	7	(322)	9,888
Other equity investments	1,040	60	(8)	1,092

Total	$30,051	$188	$(955)	$29,284

Held to Maturity:
Municipal obligations:
5 to 10 years	$3,256	$10	$—	$3,266

Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at September 30, 2007.

	Loss Position		Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government bonds	$2,954	$(9)	$—	$—	$2,954	$(9)
Corporate bonds	—	—	3,420	(602)	3,420	(602)
Municipal bonds	—	—	986	(14)	986	(14)
Mutual funds	—	—	9,374	(322)	9,374	(322)
Equity securities	327	(8)	—	—	327	(8)

Total	$3,281	$(17)	$13,780	$(938)	$17,061	$(955)

3.	MORTGAGE-RELATED SECURITIES

Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gain	Loss	Fair Value
Available for Sale:
FHLMC pass-through certificates	$26,051	$195	$(14)	$26,232
FNMA pass-through certificates	34,210	300	(65)	34,445
GNMA pass-through certificates	2,117	12	—	2,129
Collateralized mortgage obligations	29,551	19	(464)	29,106

Total	$91,929	$526	$(543)	$91,912

Held to Maturity:
FHLMC pass-through certificates	$11,426	$9	$(112)	$11,323
FNMA pass-through certificates	18,412	6	(139)	18,279
Collateralized mortgage obligations	34	—	—	34

Total	$29,872	$15	$(251)	$29,636

Provided below is a summary of mortgage-related securities available for sale and held to maturity which were in an unrealized loss position at December 31, 2007.

	Loss Position		Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Pass-through certificates	$5,296	$(17)	$29,966	$(313)	$35,262	$(330)
Collateralized mortgage obligations	4,776	(17)	23,671	(447)	28,447	(464)

Total	$10,072	$(34)	$53,637	$(760)	$63,709	$(794)

At December 31, 2007, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of forty securities that at such date had an aggregate depreciation of 1.4% from the Company’s amortized cost basis. Management does not believe any individual unrealized loss as of December 31, 2007 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and private institutions. The majority of the unrealized losses associated with mortgage-related securities are attributable to changes in interest rates and not due to the deterioration of the creditworthiness of the issuer. The Company has the ability and intent to hold these securities until the securities mature or recover in value.
Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gain	Loss	Fair Value
Available for Sale:
FHLMC pass-through certificates	$15,647	$1	$(137)	$15,511
FNMA pass-through certificates	31,744	80	(320)	31,504
GNMA pass-through certificates	2,185	3	(7)	2,181
Collateralized mortgage obligations	30,689	19	(726)	29,982

Total	$80,265	$103	$(1,190)	$79,178

Held to Maturity:
FHLMC pass-through certificates	$11,957	$5	$(316)	$11,646
FNMA pass-through certificates	19,289	4	(476)	18,817
Collateralized mortgage obligations	48	—	—	48

Total	$31,294	$9	$(792)	$30,511

Provided below is a summary of mortgage-related securities available for sale and held to maturity which were in an unrealized loss position at September 30, 2007.

	Loss Position		Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Pass-through certificates	$21,075	$(176)	$47,185	$(1,080)	$68,260	$(1,256)
Collateralized mortgage obligations	2,754	(20)	26,392	(706)	29,146	(726)

Total	$23,829	$(196)	$73,577	$(1,786)	$97,406	$(1,982)

4.	LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,	September 30,
	2007	2007
Real estate loans:
Single-family	$140,151	$139,888
Construction and land	23,500	23,501
Multi-family and commercial	55,320	60,026
Home equity and lines of credit	56,352	57,808
Consumer loans	1,191	1,204
Commercial loans	15,887	19,044

Total loans	292,401	301,471
Loans in process	(8,801)	(6,008)
Allowance for loan losses	(3,376)	(3,322)
Deferred loan costs	296	277

Loans receivable — net	$280,520	$292,418

At December 31, 2007 and September 30, 2007, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $1,785 and $4,685, respectively. At December 31, 2007, non-performing loans consisted of seven single-family residential mortgage loans aggregating $466, four non-residential mortgage loans aggregating $1,072, three commercial business loans aggregating $219 and four consumer loans aggregating $28.

At December 31, 2007 and September 30, 2007, the Company had impaired loans with a total recorded investment of $245 and $1,173, respectively. No interest income was recognized on these impaired loans during the three months ended December 31, 2007. Interest income of approximately $9 was not recognized as interest income due to the non-accrual status of such loans for the three months ended December 31, 2007.

Loans collectively evaluated for impairment include residential real estate, home equity (including lines of credit) and consumer loans and are not included in the data that follow:

	December 31,	September 30,
	2007	2007
Impaired loans with related allowance for loan losses under SFAS No. 114	$220	$1,148
Impaired loans with no related allowance for loan losses under SFAS No. 114	25	25

Total impaired loans	$245	$1,173

Valuation allowance related to impaired loans	$110	$271

The following is an analysis of the allowance for loan losses:

	Three Months Ended
	December 31,
	2007	2006
Balance beginning of period	$3,322	$3,367
Provisions charged to income	42	75
Charge-offs	—	(12)
Recoveries	12	25

Total	$3,376	$3,455

5.	DEPOSITS

Deposits consist of the following major classifications:

	December 31,		September 30,
	2007		2007
	Amount	Percent	Amount	Percent

Non-interest bearing	$16,178	4.7%	$18,404	5.2%
NOW	73,643	21.3	75,194	21.2
Passbook	35,979	10.4	37,369	10.6
Money market demand	34,646	10.0	34,252	9.7
Certificates of deposit	185,421	53.6	188,489	53.3

Total	$345,867	100.0%	$353,708	100.0%

6.	EARNINGS PER SHARE

Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. All dilutive shares consist of options the exercise price of which is lower than the market price of the common stock covered thereby at the dates presented. At December 31, 2007 and 2006, anti-dilutive shares consisted of options covering 50,956 and 2,221 shares, respectively.

The calculation of basic and diluted earnings per share (“EPS”) is as follows:

	Three Months Ended
	December 31,
	2007	2006
Numerator	$232	$88
Denominators:
Basic shares outstanding	2,314,908	1,992,453
Effect of dilutive securities	—	19,278

Dilutive shares outstanding	2,314,908	2,011,731

Earnings per share:
Basic	$0.10	$0.04
Diluted	$0.10	$0.04

7.	REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of tangible and core capital (as defined in the regulations) to adjusted assets (as defined), and of Tier I and total capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that the Bank meets all regulatory capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the following table.

			Required for		Well Capitalized
			Capital Adequacy		Under Prompt
	Actual		Purpose		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2007:
Core Capital (to Adjusted Tangible Assets)	$49,628	9.63%	$20,621	4.0%	$25,777	5.0%
Tier I Capital (to Risk-Weighted Assets)	49,628	16.24	N/A	N/A	18,331	6.0
Total Capital (to Risk-Weighted Assets)	53,004	17.35	24,441	8.0	30,552	10.0
Tangible Capital (to Tangible Assets)	49,551	9.61	7,732	1.5	N/A	N/A

At September 30, 2007:
Core Capital (to Adjusted Tangible Assets)	$49,207	9.38%	$20,975	4.0%	$26,219	5.0%
Tier I Capital (to Risk-Weighted Assets)	49,207	15.44	N/A	N/A	19,118	6.0
Total Capital (to Risk-Weighted Assets)	52,529	16.49	25,491	8.0	31,864	10.0
Tangible Capital (to Tangible Assets)	49,126	9.37	7,864	1.5	N/A	N/A
On February 13, 2006, the Bank entered into a supervisory agreement with the Office of Thrift Supervision (“OTS.”) The supervisory agreement requires the Bank, among other things, to maintain minimum core capital and total risk-based capital ratios of 7.5% and 12.5%, respectively. At December 31, 2007, the Bank was in compliance with such requirement, the Bank has been deemed to be “well-capitalized” for purposes of the prompt corrective action regulations by the OTS.

8.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In September 2007, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of this pronouncement but does not expect that the guidance will have a material effect on the Company’s financial position or results of operations.

In September 2007, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” For defined benefit post-retirement plans, SFAS 158 requires that the funded status be recognized in the statement of financial position, that assets and obligations that determine funded status be measured as of the end of the employer’s fiscal year, and that changes in funded status be recognized in comprehensive income in the year the changes occur. SFAS 158 does not change the amount of net periodic benefit cost included in net income or address measurement issues related to defined benefit post-retirement plans. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of the Statement were effective as of the end of the fiscal year ending after December 15, 2006, for public companies. The Company has determined that the guidance provided by SFAS No. 158 does not have an impact on its stockholders’ equity or on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

The Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109,” effective October 1, 2007. FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN No. 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of FIN No. 48 did not have a significant impact on the Company’s financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under SFAS No. 123R, Share-Based Payment, and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     In addition to historical information, this Quarterly Report on Form 10-Q includes certain “forward-looking statements” based on management’s current expectations. The Company’s actual results could differ materially, as such term is defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, from management’s expectations. Such forward-looking statements include statements regarding management’s current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Company’s control. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies or guidelines, availability and cost of energy resources and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees.
     The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made.
General
     The Company is a Pennsylvania corporation and the sole stockholder of the Bank, a federally chartered stock savings bank, which converted to the stock form of organization in January 1995. The Bank is a community-oriented bank emphasizing customer service and convenience. The Bank’s primary business is attracting deposits from the general public and using those funds, together with other available sources of funds, primarily borrowings, to originate loans. The Bank’s management remains focused on its long-term strategic plan to continue to shift the Bank’s loan composition towards increased investment in commercial, construction and home equity loans and lines of credit in order to provide a higher yielding loan portfolio with generally shorter contractual terms. In view of the Company’s recent reduction in criticized and classified commercial loans combined with the implementation of an enhanced loan administration infrastructure, as well as underwriting standards with respect to the origination of commercial loans, the Company expects to renew its emphasis on the origination of commercial loans. In furtherance of such goal, the Company expects to engage experienced commercial loan officers during fiscal 2008.
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
     The determination of the allowance for loan losses requires management to make significant estimates with respect to the amounts and timing of losses and market and economic conditions. Accordingly, a decline in the economy could increase loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. The Bank will continue to monitor and adjust its allowance for loan losses through the provision for loan losses as economic conditions and other factors dictate. Management reviews the allowance for loan losses generally on a monthly basis, but at a minimum at least quarterly. Although the Bank maintains its allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank’s determination as to the amount of its allowance for loan losses is subject to review by its primary federal banking regulator, the OTS, as part of its examination process, which may result in additional provisions to increase the allowance based upon the judgment and review of the OTS.
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
     The Company has submitted to and received from the OTS approval of a capital plan, which calls for an equity infusion in order to reduce the Company’s debt-to-equity ratio below 50%. As part of its capital plan, the Company conducted a private placement of 400,000 shares of common stock, raising gross proceeds of approximately $6.5 million. In June 2007, the net proceeds of approximately $5.8 million were used to reduce the amount of its outstanding debt through the redemption of $6.2 million of its junior subordinated debentures. As a result of such redemption, the Company’s debt-to-equity ratio is less than 50%. Although the Company’s debt-to-equity ratio is below 50%, it does not anticipate resuming the payment of dividends until such time as the Company’s operating results materially improve.
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
     As a result of the supervisory agreement, the Bank hired a Chief Credit Officer (“CCO”) who, under the direction of the Board and the CEO, has taken steps to enhance the Bank’s credit review analysis, develop loan administrative procedures and adopt an asset classification system. The Bank continues to address these areas and to reduce the level of classified and criticized assets in order to be in full compliance with the terms of the supervisory agreements. At December 31, 2007, the Company believes it and the Bank are in compliance with all the operative provisions of both supervisory agreements.

Comparison of Financial Condition at December 31, 2007 and September 30, 2007
     Total assets of the Company decreased by $7.8 million from $524.8 million at September 30, 2007 to $517.0 million at December 31, 2007. Loans receivable decreased by $11.9 million, or 4.1%, from $292.4 million at September 30, 2007 to $280.5 million at December 31, 2007 primarily as a result of the Company experiencing repayments within the commercial real estate and business loan portfolios while only originating a limited amount of such loans. This resulted from the Company’s self-imposed curtailment of such lending activity while implementing substantially enhanced credit review and administration infrastructure. Cash and cash equivalents decreased by $8.6 million, or 16.2%, to $44.4 million at December 31, 2007 from $53.0 million at September 30, 2007 primarily due to investing the cash in municipal obligations and mortgage-backed securities. As a result of the additional cash flows from the loan portfolio, mortgage-related securities available for sale increased by $12.7 million, or 16.1%, to $91.9 million. Deposits decreased $7.8 million, or 2.2%, from $353.7 million at September 30, 2007 to $345.9 million at December 31, 2007. The decrease in deposits resulted from a $4.8 million, or 2.9%, decrease in core deposits (which consist of passbook, money market, NOW and non-interest bearing accounts) combined with a $3.0 million, or 1.6%, decrease in certificates of deposit. The decline in deposits reflected the effects of competition as local competitors offered higher rates on these products.
Comparison of Results of Operations for the Three Months Ended December 31, 2007 and 2006
Net Income. Net income was $232,000 for the three months ended December 31, 2007 as compared to $88,000 for the same period in 2006. The $144,000, or 163.6%, increase in net income for the three months ended December 31, 2007 was primarily due to a $36,000 increase in net interest income after provision for loan losses combined with a $196,000 decrease in non-interest expense, partially offset by a $104,000 decrease in income tax benefit.
Net Interest Income. Net interest income increased slightly to $2.5 million for the three months ended December 31, 2007 as compared to the same period in 2006. The increase was primarily due to a $441,000, or 9.4%, decrease in interest expense which was the result of a $34.8 million, or 7.2%, decrease in average interest-bearing liabilities combined with a 9 basis point decrease in the weighted average rate paid on interest-bearing liabilities for the three months ended December 31, 2007 as compared to the same period in 2006. The decrease in interest expense was almost fully offset by a $437,000, or 6.1%, decrease in interest income which was the result of a $25.7 million decrease in average interest-earning assets, combined with a 4 basis point decrease in the weighted average rate earned on interest-earning assets for the three months ended December 31, 2007 as compared to the same period in 2006.
     The interest rate spread and net interest margin were 2.10% and 2.16%, respectively, for the three months ended December 31, 2007 as compared to 2.05% and 2.04%, respectively, for the same period in 2006. The increase in the net interest margin was due to a decline in the cost of funds primarily as result of the $6.2 million redemption of the junior subordinated debentures during fiscal 2007 which bore an interest rate of 9.1% at time of their redemption. As a result of the Federal Reserve’s actions with the recent reductions in the prime rate, the Company has experienced a reduction in the yield earned on our interest-earning assets.

     The following table presents the average balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three months ended December 31, 2007 and 2006.

	For the three months ended
	December 31, 2007 December 31, 2006
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable(1) (2)	$286,475	$4,671	6.52%	$321,525	$5,355	6.66%
Mortgage-related securities(2)	114,775	1,380	4.81	106,734	1,207	4.52
Investment securities	38,034	523	5.50	43,904	548	4.99
Other interest-earning assets	17,806	162	3.64	10,658	63	2.37

Total interest-earning assets	457,090	6,736	5.90	482,821	7,173	5.94

Non-interest-earning assets	34,602			37,911

Total assets	$491,692			$520,732

Interest-bearing liabilities:
Deposits	$347,017	2,678	3.09	$355,631	2,704	3.04
FHLB advances and other borrowings	87,704	1,225	5.59	107,661	1,505	5.59
Junior subordinated debentures	15,264	367	9.64	21,480	502	9.35

Total interest-bearing liabilities	449,985	4,270	3.80	484,772	4,711	3.89

Interest rate spread(3)			2.10%			2.05%

Non-interest-bearing liabilities	6,671			7,048

Total liabilities	456,656			491,820
Stockholders’ equity	35,036			28,912

Total liabilities and stockholders’ equity	$491,692			$520,732

Net interest-earning assets	$7,105			$(1,951)

Net interest income		$2,466			$2,462

Net interest margin(3)			2.16%			2.04%

Ratio of average interest-earning assets to average interest-bearing liabilities			101.58%			99.60%

(1)	Includes non-accrual loans.

(2)	Includes assets classified as either available for sale or held for sale.

(3)	Net interest income divided by average interest-earning assets.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management sufficient to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management’s analysis includes consideration of the Company’s historical experience, the volume and type of lending conducted by the Company, the amount of the Company’s classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company’s primary market area, and other factors related to the collectibility of the Company’s loan portfolio. For the three months ended December 31, 2007 and 2006, the provision for loan losses amounted to $42,000 and $75,000, respectively. The provision for loan losses was based on the Company’s monthly review of the credit quality of its loan portfolio, the net charge-offs during the first quarter of fiscal 2008 as well as the other factors referenced above.
     At December 31, 2007, non-performing assets decreased $2.9 million to $1.8 million, or 0.4%, of total assets, from $4.7 million at September 30, 2007. The decrease in non-performing assets was primarily the result of $1.7 million and $488,000 of non-performing commercial business loans and construction loans, respectively, being renewed that were in the 90 days delinquent and still accruing category because the loans had exceeded their contractual maturity. In addition, non-accrual loans decreased $886,000 primarily as a result of a repayment in full of a $1.1 million non-performing commercial loan credit secured by a bakery along with rental units located above the establishment. Of the $1.8 million in non-performing assets, $1.0 million represents commercial loans that are 90 days delinquent and still accruing because the loans exceeded their contractual maturity. The loans continue to pay in accordance with their terms otherwise. The principal balance of the loans is included in the accruing loans past due 90 days or more category of non-performing assets. The coverage ratio, which is the ratio of the allowance for loan losses to non-performing loans, was 189.1% and 70.9% at December 31, 2007 and September 30, 2007, respectively.
     At December 31, 2007, the Bank decreased its classified assets by $2.3 million to $9.7 million compared to $12.0 million at September 30, 2007. All the assets were classified as substandard and consisted primarily of commercial business and real estate loans.
     Management continues to review its loan portfolio to determine the extent, if any, to which additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.
Non-interest Income. Non-interest income increased $15,000, or 2.0%, to $762,000 for the three months ended December 31, 2007 as compared to the same period in 2006. The increase was due to increases of $69,000, $35,000 and $35,000 in gains on sale of investments, service charges and other fees, and increases in cash surrender value of bank owned life insurance, respectively. The gain on sale of investments was primarily the receipt of a final distribution of an equity investment. The increase in service charges and other fees is due to additional volume in fees being assessed. These increases in non-interest income were partially offset by an $116,000 decrease in gains on sale of loans. The Company elected to originate and sell SBA loans in fiscal 2007; it was not involved in such activity in fiscal 2008.
Non-interest Expense. Non-interest expense decreased $196,000, or 6.2%, during the three months ended December 31, 2007 compared to the same period in 2006. The decrease was primarily due to decreases of $68,000, $54,000, and $24,000 in salary and employee benefits, professional fees, and other operating expenses, respectively. Salaries and employee benefits decreased primarily due to the reduction in the number of employees employed by the Bank and in the costs related to the employee stock ownership plan. The decrease in professional fees was related to legal and audit services. In addition, non-interest expense was $50,000 higher in the first quarter of fiscal 2007 due to real estate owned expenditures in such period related to the maintenance of commercial real estate located in Chesapeake City, Maryland, which property was sold in January 2007.
Income Tax Expense. The Company recognized an income tax expense of $13,000 for the three months ended December 31, 2007 as compared to recognition of an income tax benefit of $91,000, for the same period in 2006. The primary reason for the recognition of an income tax expense for the three months ended December 31, 2007 was the increase in income before income taxes combined with the reduced effects of non-taxable earning assets.

Liquidity and Capital Resources
     The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of funds are deposits, amortization, prepayment and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowing and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At December 31, 2007, the Company had short-term borrowings (due within one year or currently callable by the FHLBank Pittsburgh (“FHLB”)) outstanding of $113.0 million, all of which consisted of advances from the FHLB. At December 31, 2007, the Company had committed to borrow an additional $12.0 million in long-term advances from the FHLB.
     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to fund maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At December 31, 2007, total approved loan commitments outstanding amounted to $1.3 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $33.8 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2007 totaled $162.3 million. Based upon the Company’s historical experience, management believes that a significant portion of maturing deposits will remain with the Company.
     The Bank is required under applicable federal banking regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital equal to at least 8.0% of its risk-weighted assets. At December 31, 2007, the Bank had tangible capital and core capital equal to 9.6% of adjusted total assets and total capital equal to 16.2% of risk-weighted assets. However, as a result of the supervisory agreement discussed in Item 2 of Part I hereof, the Bank is required to maintain core and risk-based capital in excess of 7.5% and 12.5%, respectively. The Bank is in compliance with such requirements imposed by the supervisory agreement.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For a discussion of the Company’s asset and liability management policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report for the year ended September 30, 2007.
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
     The interest rate risk measures used by the OTS include an “Exposure Measure” or “Post-Shock” NPV ratio and a “Sensitivity Measure”. The “Post-Shock” NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low “Post-Shock” NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following sets forth the Bank’s NPV as of December 31, 2007.

Net Portfolio Value
(Dollars in thousands)
Changes in				Net
Rates in		Dollar	Percentage	Portfolio Value As
Basis Points	Amount	Change	Change	a % of Assets	Change

300	$44,795	$(22,203)	(33)%	8.86%	(370) bp
200	53,096	(13,902)	(21)	10.30	(226) bp
100	60,769	(6,229)	(9)	11.58	(98) bp
50	64,064	(2,934)	(4)	12.10	(46) bp
0	66,998	—	—	12.56	— bp
(50)	68,436	1,437	2	12.77	20 bp
(100)	70,062	3,063	5	13.00	43 bp
(200	70,622	3,624	5	13.01	45 bp

As of December 31, 2007, the Company’s NPV was $67.0 million or 12.56% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $53.1 million or 10.30% of the market value of assets. The change in the NPV ratio or the Company’s sensitivity measure was a decline of 226 basis points.
Item 4. Controls and Procedures
     Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure and that such disclosure controls and procedures are operating in an effective manner.
     No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
No material changes have occurred in the legal proceedings previously disclosed in Item 3 of the Company’s Form 10-K for the year ended September 30, 2007.
Item 1A. Risk Factors
There were no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) — (b) Not applicable.
(c) Not applicable. No shares were repurchased by the Company during the quarter.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
On February 6, 2008, the Annual Meeting of Stockholders of the Company was held to obtain approval for three proxy proposals submitted on behalf of the Company’s Board of Directors: the election of two nominees for directors, amending the amended and restated Articles of Incorporation, and the ratification of the appointment of S.R. Snodgrass, A.C. as the Company’s independent registered public accounting firm for the fiscal year ended September 30, 2008. With respect to the election of directors, the following directors were elected by the requisite plurality of the votes cast at the Annual Meeting on the matter:

	Votes
Nominee	For	Withheld
Bruce C. Hendrixson	1,750,222	466,072
Thomas M. Kelly	1,750,747	465,547
The directors whose terms continued are: Donald S. Guthrie, Donald G. Hosier, Jr., Edmund Jones, Jerry A. Naessens, William J. O’Donnell, Marshall J. Soss and Nedret Vidinli.
A proposal was submitted for approval by the shareholders to amend the amended and restated articles of incorporation to permit the Company to issue shares in “book-entry” form. The results were as follows: 2,020,251 votes for, 181,980 votes against and 14,063 votes abstaining.
With respect to the ratification of S.R. Snodgrass, A.C. as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2008, the results were as follows: 2,199,211 votes for, 5,669 votes against and 11,414 votes abstaining.
Item 5. Other Information
(a) Not applicable
(b) No changes in procedures.

Item 6. Exhibits
List of Exhibits

Exhibit
No	Description
3.1	Amended and Restated Articles of Incorporation of First Keystone Financial, Inc. 1
3.2	Amended and Restated Bylaws of First Keystone Financial, Inc. 1
4.1	Specimen Stock Certificate of First Keystone Financial, Inc. 2
4.2	Instrument defining the rights of security holders **
10.1	Employment Agreement between First Keystone Financial, Inc. and Thomas M. Kelly dated December 1, 2004 3,*
10.2	Severance Agreement between First Keystone Financial, Inc. and Carol Walsh dated December 1, 2004 3,*
10.3	1995 Stock Option Plan 4, *
10.4	1995 Recognition and Retention Plan and Trust Agreement 5,*
10.5	1998 Stock Option Plan 5, *
10.6	Employment Agreement between First Keystone Bank and Thomas M. Kelly dated December 1, 2004 3, *
10.7	Severance Agreement between First Keystone Bank and Carol Walsh dated December 1, 2004 3, *
10.8	First Keystone Bank Supplemental Executive Retirement Plan 6,*
10.9	Amendment No. 1 to the Employment Agreement between First Keystone Financial, Inc. and Thomas M. Kelly 7,*
10.10	Amendment No. 1 to the Employment Agreement between First Keystone Bank and Thomas M. Kelly 7,*
10.11	Transition, Consulting, Noncompetition and Retirement Agreement by and between First Keystone Financial, Inc., First Keystone Bank and Donald S. Guthrie 8,*
10.12	Letter dated December 11, 2006 with respect to appointment to Board 9
10.13	Form of Registration Rights Agreement 10
11	Statement re: computation of per share earnings. See Note 2 to the Consolidated Financial Statements included in Item 8 hereof.
23.1	Consent of S.R. Snodgrass, A.C.
23.2	Consent of Deloitte & Touche LLP
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Codes of Ethics 11
99.2	Supervisory Agreement between First Keystone Financial, Inc. and the Office of Thrift Supervision dated February 13, 2006. 12
99.3	Supervisory Agreement between First Keystone Bank and the Office of Thrift Supervision dated February 13, 2006. 12

(1)	Incorporated by reference from Exhibit 3.1(with respect to the Articles) and Exhibit 3.2 (with respect to the Bylaws) on Form 8-K filed by the Registrant with the SEC on February 12, 2008.

(2)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-84824) filed by the Registrant with the SEC on October 6, 1994, as amended.

(3)	Incorporated by reference from Exhibits 10.5, 10.8, 10.14, and 10.16, respectively, in the Form 8-K filed by the Registrant with the SEC on December 7, 2004 (File No. 000-25328).

(4)	Incorporated by reference from Exhibit 10.9 in the Form 10-K filed by the Registrant with SEC on December 29, 1995 (File No. 000-25328).

(5)	Incorporated from Appendix A of the Registrant=s definitive proxy statement dated December 24, 1998 (File No. 000-25328).

(6)	Incorporated by reference from Exhibit 10.17 in the Form 10-Q filed by the Registrant with the SEC on May 17, 2004.

(7)	Incorporated by reference from Exhibits 10.19 and 10.20, respectively, in the Form 8-K filed by the Registrant with the SEC on March 29, 2005.

(8)	Incorporated by reference from Exhibit 10.21 in the Form 8-K filed by the Registrant with the SEC on March 29, 2005.

(9)	Incorporated by reference from Exhibit 10.1 in the Form 8-K filed by the Registrant with the SEC on December 20, 2006.

(10)	Incorporated by reference from the Form 10-K filed by the Registrant with the SEC on December 23, 2003.

(11)	Incorporated by reference from the Form 10-Q for the quarter ended December 31, 2005 filed by the Registrant with the SEC on February 14, 2006.

(12)	Incorporated by reference from the Form 10-K filed by the Registrant with the SEC on December 29, 2006.

(*)	Consists of a management contract or compensatory plan

(**)	The Company has no instruments defining the rights of holders of long-term debt where the amount of securities authorized under such instrument exceeds 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST KEYSTONE FINANCIAL, INC.
Date: February 14, 2008	By:	/s/ Thomas M. Kelly
Thomas M. Kelly
President and Chief Executive Officer

Date: February 14, 2008	By:	/s/ Rose M. DiMarco
Rose M. DiMarco
Chief Financial Officer