Form 10-Q
period 2008-03-31
FIRST KEYSTONE FINANCIAL INC
filed 2008-05-12
CIK 856751

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of April 30, 2008: 2,432,998

FIRST KEYSTONE FINANCIAL, INC.
 - i -

FIRST KEYSTONE FINANCIAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

	March 31,	September 30,
	2008	2007
ASSETS:
Cash and amounts due from depository institutions	$8,331	$4,642
Interest-bearing deposits with depository institutions	19,773	48,293

Total cash and cash equivalents	28,104	52,935
Investment securities available for sale	30,614	29,284
Mortgage-related securities available for sale	114,489	79,178
Investment securities held to maturity (approximate fair value of $3,350 at March 31, 2008 and $3,266 at September 30, 2007)	3,255	3,256
Mortgage-related securities held to maturity (approximate fair value of $28,655 at March 31, 2008 and $30,511 at September 30, 2007)	28,495	31,294
Loans receivable (net of allowance for loan losses of $3,377 and $3,322 at March 31, 2008 and September 30, 2007, respectively)	278,410	292,418
Accrued interest receivable	2,532	2,702
FHLBank stock, at cost	6,297	6,338
Office properties and equipment, net	4,587	4,762
Deferred income taxes	2,137	2,505
Cash surrender value of life insurance	17,594	17,234
Prepaid expenses and other assets	3,037	2,975
TOTAL ASSETS	$519,551	$524,881

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Deposits:
Non-interest-bearing	$16,020	$18,404
Interest-bearing	331,751	335,304

Total deposits	347,771	353,708
Advances from FHLBank and other borrowings	113,196	115,384
Junior subordinated debentures	15,264	15,264
Accrued interest payable	2,339	2,324
Advances from borrowers for taxes and insurance	2,043	870
Accounts payable and accrued expenses	3,038	2,637

Total liabilities	483,651	490,187
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
Common stock, $.01 par value, 20,000,000 shares authorized; issued 2,712,556 shares; outstanding at March 31, 2008 and September 30, 2007, 2,432,998 shares	27	27
Additional paid in capital	12,595	12,598
Employee stock ownership plan	(2,930)	(2,985)
Treasury stock at cost: 279,558 shares at March 31, 2008 and at September 30, 2007	(4,244)	(4,244)
Accumulated other comprehensive loss	(508)	(1,223)
Retained earnings — partially restricted	30,960	30,521

Total stockholders’ equity	35,900	34,694
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY:	$519,551	$524,881

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$4,391	$5,259	$9,062	$10,614
Interest and dividends on:
Mortgage-related securities	1,583	1,209	2,963	2,416
Investment securities:
Taxable	402	315	797	625
Tax-exempt	42	145	84	296
Dividends	66	156	152	243
Interest on interest-bearing deposits	178	114	341	177

Total interest income	6,662	7,198	13,399	14,371

INTEREST EXPENSE:

Interest on:
Deposits	2,423	2,838	5,101	5,542
FHLBank and other borrowings	1,374	1,242	2,599	2,747
Junior subordinated debentures	365	499	732	1,001

Total interest expense	4,162	4,579	8,432	9,290

Net interest income	2,500	2,619	4,967	5,081
PROVISION FOR LOAN LOSS	14	100	56	175

Net interest income after provision for loan losses	2,486	2,519	4,911	4,906

NON-INTEREST INCOME:
Service charges and other fees	410	410	832	797
Net gain on sales of loans held for sale	—	8	—	124
Net gain on sales of investments	—	120	69	120
Net gain on sales of REO	—	61	—	61
Increase in cash surrender value of life insurance	178	147	360	294
Other income	120	107	209	204

Total non-interest income	708	853	1,470	1,600

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,440	1,473	2,870	2,971
Occupancy and equipment	417	404	817	800
Professional fees	299	533	581	870
Federal deposit insurance premium	49	36	100	74
Data processing	144	140	281	278
Advertising	110	119	211	226
Deposit processing	145	142	290	296
Other	378	406	774	875

Total non-interest expense	2,982	3,253	5,924	6,390

Income before income tax expense (benefit)	212	119	457	116
Income tax expense (benefit)	5	(48)	18	(139)

Net income	$207	$167	$439	$255

Earnings per common share:

Basic	$0.09	$0.07	$0.19	$0.12
Diluted	$0.09	$0.07	$0.19	$0.12

Weighted average shares — basic	2,317,080	2,303,333	2,315,988	2,146,185
Weighted average shares — diluted	2,317,337	2,323,978	2,316,311	2,166,137
     See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

			Employee		Accumulated	Retained
		Additional	stock		other	earnings-	Total
	Common	paid-in	ownership	Treasury	comprehensive	partially	stockholders’
	stock	capital	plan	stock	(loss) gain	restricted	equity
BALANCE AT OCTOBER 1, 2006	$27	$12,974	$(3,089)	$(10,522)	$(787)	$30,056	$28,659
Net income	—	—	—	—	—	255	255
Other comprehensive income, net of tax:
Net unrealized loss on securities net of reclassification adjustment, net of tax benefit of $38(1)	—	—	—	—	(74)	—	(74)

Comprehensive income	—	—	—	—	—	—	181

ESOP shares committed to be released	—	—	51	—	—	—	51
Share-based compensation	—	21	—	—	—	—	21
Excess of fair value above cost of ESOP shares committed to be released	—	22	—	—	—	—	22
Exercise of stock options	—	—	—	1	—	—	1
Release of treasury shares for equity offering	—	(412)	—	6,200	—	—	5,788

BALANCE AT MARCH 31, 2007	$27	$12,605	$(3,038)	$(4,321)	$(861)	$30,311	$34,723

BALANCE AT OCTOBER 1, 2007	$27	$12,598	$(2,985)	$(4,244)	$(1,223)	$30,521	$34,694
Net income	—	—	—	—	—	439	439
Other comprehensive income, net of tax:
Net unrealized gain on securities net of reclassification adjustment, net of taxes of $368(1)		—	—	—	—	715	715

Comprehensive income	—	—	—	—	—	—	1,154

ESOP shares committed to be released	—	—	55	—	—	—	55
Excess of fair value above cost of ESOP shares committed to be released	—	(3)	—	—	—	—	(3)

BALANCE AT MARCH 31, 2008	$27	$12,595	$(2,930)	$(4,244)	$(508)	$30,960	$35,900

(1)	Disclosure of reclassification amount, net of tax:

	March 31,
	2008	2007
Net unrealized appreciation (depreciation) arising during the period	$715	$5
Less: reclassification adjustment for net gains included in net income (net of tax)	—	(79)

Net unrealized gain (loss) on securities	$715	$(74)

     See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Six months ended
	March 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$439	$255
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	285	272
Amortization of premiums and discounts	40	93
Increase in cash surrender value of life insurance	(360)	(294)
Net gain on sales of loans held for sale	—	(124)
Net gain on sales of investments	(69)	(120)
Net gain on sale of real estate owned	—	(61)
Provision for loan losses	56	175
Amortization of ESOP	52	73
Deferred income tax	—	770
Share-based compensation	—	21
Changes in assets and liabilities which provided (used) cash:
Origination of loans held for sale	—	(272)
Loans sold in the secondary market	—	1,214
Accrued interest receivable	170	(7)
Prepaid expenses and other assets	(62)	3,158
Accrued interest payable	15	488
Accrued expenses	401	(978)

Net cash provided by operating activities	967	3,123

INVESTING ACTIVITIES:
Loans originated	(32,121)	(54,827)
Purchases of:
Mortgage-related securities available for sale	(41,625)	(10,038)
Investment securities available for sale	(4,977)	(4,271)
Redemption of FHLB stock	1,521	1,975
Purchase of FHLB stock	(1,480)	(1,201)
Principal collected on loans	46,103	66,477
Proceeds from sales of investments	69	7,912
Proceeds from sales of real estate owned	—	2,511
Proceeds from maturities, calls, or repayments of:
Investment securities available for sale	3,027	1,058
Mortgage-related securities available for sale	7,981	6,559
Mortgage-related securities held to maturity	2,766	3,275
Purchase of property and equipment	(110)	(106)

Net cash (used in) provided by investing activities	(18,846)	19,324

FINANCING ACTIVITIES:
Net decrease in deposit accounts	(5,937)	5,050
FHLBank advances and other borrowings — repayments	(56,190)	(64,630)
FHLBank advances and other borrowings — draws	54,002	51,801
Net increase in advances from borrowers for taxes and insurance	1,173	1,179
Exercise of stock options	—	1
Net proceeds from equity offering	—	5,788

Net cash used in financing activities	(6,952)	(811)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24,831)	21,636
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,935	12,787

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,104	$34,423

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest on deposits and borrowings	$8,417	$8,802
Cash payments of income taxes	50	—
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

The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2008 or any other period. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the First Keystone Financial, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2007.

2.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

	March 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gain	Loss	Fair Value
Available for Sale:
U.S. Government and agency bonds:
Over 10 years	$2,964	$37	$—	$3,001
Municipal obligations:
5 to 10 years	2,138	81	—	2,219
Over 10 years	1,815	112	—	1,927
Corporate bonds:
Less than 1 year	1,000	25	—	1,025
1 to 5 years	1,066	—	(48)	1,018
5 to 10 years	2,000	—	(640)	1,360
Over 10 years	9,493	—	(624)	8,869
Mutual funds	10,441	18	(321)	10,138
Other equity investments	1,040	17	—	1,057

Total	$31,957	$290	$(1,633)	$30,614

Held to Maturity:
Municipal obligations:
1 to 5 years	$276	$4	$—	$280
5 to 10 years	2,979	91	—	3,070

	$3,255	$95	$—	$3,350

Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at March 31, 2008.

	Loss Position		Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate bonds	$8,136	$(409)	$3,110	$(903)	$11,246	$(1,312)
Mutual funds	—	—	9,602	(321)	9,602	(321)

Total	$8,136	$(409)	$12,712	$(1,224)	$20,848	$(1,633)

At March 31, 2008, investment securities in a gross unrealized loss position for twelve months or longer consisted of three securities and investments in two mutual funds having an aggregate depreciation of 8.8% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in investments yielding market rates of interest. Mutual funds in an unrealized loss position for 12 months or longer consist of two funds primarily invested in asset-backed securities and have an aggregate depreciation of 3.2%. Corporate bonds in an unrealized loss position for 12 months or longer consisted of three debt securities and had an aggregate depreciation of 22.5%. The Company has the ability and intent to hold all of these securities until such time as the value recovers. Management does not believe any individual unrealized loss as of March 31, 2008 represents an other-than-temporary impairment.

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

	Loss Position		Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government bonds	$2,954	$(9)	$—	$—	$2,954	$(9)
Corporate bonds	—	—	3,420	(602)	3,420	(602)
Municipal bonds	—	—	986	(14)	986	(14)
Mutual funds	—	—	9,374	(322)	9,374	(322)
Equity securities	327	(8)	—	—	327	(8)

Total	$3,281	$(17)	$13,780	$(938)	$17,061	$(955)

3.	MORTGAGE-RELATED SECURITIES

Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

	March 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gain	Loss	Fair Value
Available for Sale:
FHLMC pass-through certificates	$37,601	$586	$(19)	$38,168
FNMA pass-through certificates	46,216	690	(52)	46,854
GNMA pass-through certificates	1,965	70	(1)	2,034
Collateralized mortgage obligations	28,134	51	(752)	27,433

Total	$113,916	$1,397	$(824)	$114,489

Held to Maturity:
FHLMC pass-through certificates	$10,931	$76	$(12)	$10,995
FNMA pass-through certificates	17,542	115	(19)	17,638
Collateralized mortgage obligations	22	—	—	22

Total	$28,495	$191	$(31)	$28,655

Provided below is a summary of mortgage-related securities available for sale and held to maturity which were in an unrealized loss position at March 31, 2008.

	Loss Position		Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Pass-through certificates	$16,237	$(83)	$1,550	$(20)	$17,787	$(103)
Collateralized mortgage obligations	14,069	(434)	7,157	(318)	21,226	(752)

Total	$30,306	$(517)	$8,707	$(338)	$39,013	$(855)

At March 31, 2008, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of seven securities that at such date had an aggregate depreciation of 3.7% from the Company’s amortized cost basis. Management does not believe any individual unrealized loss as of March 31, 2008 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and private institutions. The majority of the unrealized losses associated with mortgage-related securities are attributable to changes in interest rates and not due to the deterioration of the creditworthiness of the issuer. The Company has the ability and intent to hold these securities until the securities mature or recover in value.

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

	Loss Position		Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Pass-through certificates	$21,075	$(176)	$47,185	$(1,080)	$68,260	$(1,256)
Collateralized mortgage obligations	2,754	(20)	26,392	(706)	29,146	(726)

Total	$23,829	$(196)	$73,577	$(1,786)	$97,406	$(1,982)

4.	LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	September 30,
	2008	2007
Real estate loans:
Single-family	$143,323	$139,888
Construction and land	24,963	23,501
Multi-family and commercial	53,512	60,026
Home equity and lines of credit	54,504	57,808
Consumer loans	1,168	1,204
Commercial loans	14,791	19,044

Total loans	292,261	301,471
Loans in process	(10,782)	(6,008)
Allowance for loan losses	(3,377)	(3,322)
Deferred loan costs	308	277

Loans receivable — net	$278,410	$292,418

At March 31, 2008 and September 30, 2007, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $1,187 and $4,685, respectively. At March 31, 2008, non-performing loans consisted of three single-family residential mortgage loans aggregating $219, one non-residential mortgage loan in the amount of $220, three commercial business loans aggregating $504, two home equity lines of credit aggregating $237, and three consumer loans aggregating $7.

At March 31, 2008 and September 30, 2007, the Company had impaired loans with a total recorded investment of $244 and $1,173, respectively. Interest income of $1 was recognized on these impaired loans during the six months ended March 31, 2008. Interest income of approximately $9 was not recognized as interest income due to the non-accrual status of such loans for the six months ended March 31, 2008.

Loans collectively evaluated for impairment include residential real estate, home equity (including lines of credit) and consumer loans and are not included in the data that follow:

	March 31,	September 30,
	2008	2007
Impaired loans with related allowance for loan losses under SFAS No. 114	$220	$1,148
Impaired loans with no related allowance for loan losses under SFAS No. 114	24	25

Total impaired loans	$244	$1,173

Valuation allowance related to impaired loans	$110	$271

The following is an analysis of the allowance for loan losses:

	Six Months Ended
	March 31,
	2008	2007
Balance beginning of period	$3,322	$3,367
Provisions charged to income	56	175
Charge-offs	(14)	(43)
Recoveries	13	26

Total	$3,377	$3,525

5.	DEPOSITS

Deposits consist of the following major classifications:

	March 31,		September 30,
	2008		2007
	Amount	Percent	Amount	Percent
Non-interest bearing	$16,020	4.6%	$18,404	5.2%
NOW	78,233	22.5	75,194	21.2
Passbook	36,302	10.5	37,369	10.6
Money market demand	33,512	9.6	34,252	9.7
Certificates of deposit	183,704	52.8	188,489	53.3

Total	$347,771	100.0%	$353,708	100.0%

6.	EARNINGS PER SHARE

Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. All dilutive shares consist of options the exercise price of which is lower than the market price of the common stock covered thereby at the dates presented. At March 31, 2008 and 2007, anti-dilutive shares consisted of options covering 47,237 and 527 shares, respectively.

The calculation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Numerator	$207	$167	$439	$255

Denominators:
Basic shares outstanding	2,317,080	2,303,333	2,315,988	2,146,185
Effect of dilutive securities	257	20,645	323	19,952

Diluted shares outstanding	2,317,337	2,323,978	2,316,311	2,166,137

EPS:
Basic	$0.09	$0.07	$0.19	$0.12
Diluted	$0.09	$0.07	$0.19	$0.12

7.	REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of tangible and core capital (as defined in the regulations) to adjusted assets (as defined), and of Tier I and total capital (as defined) to average assets (as defined). Management believes, as of March 31, 2008, that the Bank meets all regulatory capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the following table.

			Required for		Well Capitalized
			Capital Adequacy		Under Prompt Corrective
	Actual		Purpose		Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2008:
Core Capital (to Adjusted Tangible Assets)	$50,126	9.68%	$20,723	4.0%	$25,904	5.0%
Tier I Capital (to Risk-Weighted Assets)	50,126	16.53	N/A	N/A	18,196	6.0
Total Capital (to Risk-Weighted Assets)	53,503	17.64	24,261	8.0	30,326	10.0
Tangible Capital (to Tangible Assets)	50,052	9.66	7,770	1.5	N/A	N/A

At September 30, 2007:
Core Capital (to Adjusted Tangible Assets)	$49,207	9.38%	$20,975	4.0%	$26,219	5.0%
Tier I Capital (to Risk-Weighted Assets)	49,207	15.44	N/A	N/A	19,118	6.0
Total Capital (to Risk-Weighted Assets)	52,529	16.49	25,491	8.0	31,864	10.0
Tangible Capital (to Tangible Assets)	49,126	9.37	7,864	1.5	N/A	N/A
On February 13, 2006, the Bank entered into a supervisory agreement with the Office of Thrift Supervision (“OTS.”) The supervisory agreement requires the Bank, among other things, to maintain minimum core capital and total risk-based capital ratios of 7.5% and 12.5%, respectively. At March 31, 2008, the Bank was in compliance with such requirement. The Bank has been deemed to be “well-capitalized” for purposes of the prompt corrective action regulations by the OTS. However, due to the supervisory agreement, it is still deemed in “troubled condition.”

8.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

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

In September 2007, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” For defined benefit post-retirement plans, SFAS No. 158 requires that the funded status be recognized in the statement of financial position, that assets and obligations that determine funded status be measured as of the end of the employer’s fiscal year, and that changes in funded status be recognized in comprehensive income in the year the changes occur. SFAS No. 158 does not change the amount of net periodic benefit cost included in net income or address measurement issues related to defined benefit post-retirement plans. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of the Statement were effective as of the end of the fiscal year ending after December 15, 2006, for public companies. The Company has determined that the guidance provided by SFAS No. 158 does not have an impact on its stockholders’ equity or on the Company’s financial position or results of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     In addition to historical information, this Quarterly Report on Form 10-Q includes certain “forward-looking statements” based on management’s current expectations. The Company’s actual results could differ materially, as such term is defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, from management’s expectations. Such forward-looking statements include statements regarding management’s current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Company’s control. Existing stockholders and potential stockholders of the Company are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies or guidelines, availability and cost of energy resources and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees.
     The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made.
General
     The Company is a Pennsylvania corporation and the sole stockholder of the Bank, a federally chartered stock savings bank, which converted to the stock form of organization in January 1995. The Bank is a community-oriented bank emphasizing customer service and convenience. The Bank’s primary business is attracting deposits from the general public and using those funds, together with other available sources of funds, primarily borrowings, to originate loans. The Bank’s management remains focused on its long-term strategic plan to continue to shift the Bank’s loan composition towards increased investment in commercial, construction and home equity loans and lines of credit in order to provide a higher yielding loan portfolio with generally shorter contractual terms. In view of the Company’s reduction in criticized and classified commercial loans over the past eighteen months combined with the implementation of an enhanced credit review and loan administration infrastructure, as well as underwriting standards with respect to the origination of commercial loans, the Company expects to renew its emphasis on the origination of commercial loans. In furtherance of such goal, the Company recently engaged an experienced commercial loan officer and expects to hire additional commercial loan officers during the remainder of fiscal 2008.
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
     The Company has submitted to and received from the OTS approval of a capital plan, which calls for an equity infusion in order to reduce the Company’s debt-to-equity ratio below 50%. As part of its capital plan, the Company conducted a private placement of 400,000 shares of common stock, raising gross proceeds of approximately $6.5 million. In June 2007, the net proceeds of approximately $5.8 million were used to reduce the amount of the Company’s outstanding debt through the redemption of $6.2 million of its junior subordinated debentures. As a result of such redemption, the Company’s debt-to-equity ratio is less than 50%. Although the Company’s debt-to-equity ratio is below 50%, it does not anticipate resuming the payment of dividends until such time as the Company’s operating results materially improve.
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
     As a result of the supervisory agreement, the Bank hired a Chief Credit Officer (“CCO”) who, under the direction of the Board and the Chief Executive Officer, has taken steps to enhance the Bank’s credit review analysis, develop loan administrative procedures and adopt an asset classification system. The Bank continues to address these areas and to reduce the level of classified and criticized assets in order to remain in full compliance with the terms of the supervisory agreements. At March 31, 2008, the Company believes it and the Bank are in compliance with all the operative provisions of both supervisory agreements.

Comparison of Financial Condition at March 31, 2008 and September 30, 2007
     The Company’s total assets decreased by $5.3 million from $524.9 million at September 30, 2007 to $519.6 million at March 31, 2008. Cash and cash equivalents decreased by $24.8 million to $28.1 million at March 31, 2008 from $52.9 million at September 30, 2007 primarily due to purchases of mortgage-related securities available for sale, and, to a lesser extent, a reduction in deposits. This reduction in cash and cash equivalents was partially offset by loan repayments. Loans receivable decreased by $14.0 million, from $292.4 million at September 30, 2007 to $278.4 million at March 31, 2008 primarily as a result of the Company’s experiencing repayments within the commercial real estate and business loan portfolios while only originating a limited amount of such loans. This resulted from the Company’s self-imposed curtailment of such lending activity while implementing a substantially enhanced credit review and administration infrastructure. However, in view of the significant progress achieved in enhancing and improving the Company’s credit review and administration, and in order to be able to actively engage in commercial real estate and business lending, the Company recently hired an experienced commercial lending officer. Deposits decreased $5.9 million, or 1.7%, from $353.7 million at September 30, 2007 to $347.8 million at March 31, 2008. The decrease in deposits resulted from a $4.8 million, or 2.5%, decrease in certificates of deposit combined with a $1.1 million, or 0.7%, decrease in core deposits (which consist of passbook, money market, NOW and non-interest bearing accounts). This decline in certificates of deposit was primarily due to the runoff of higher interest-bearing deposits as part of the Company’s management of its cost of funds.
Stockholders’ equity increased $1.2 million to $36.0 million primarily due to a $715,000 improvement in other comprehensive loss combined with net income of $439,000 for the six months ended March 31, 2008.
Comparison of Results of Operations for the Three and Six Months Ended March 31, 2008 and 2007
Net Income. Net income was $207,000, or $.09 per diluted share, for the quarter ended March 31, 2008 as compared to $167,000, or $.07 per diluted share, for the same period in 2007. Net income for the six months ended March 31, 2008 was $439,000, or $.19 per diluted share, an increase of $184,000, or 72.2%, as compared to $255,000, or $.12 per diluted share, for the same period in 2007.
Net Interest Income. Net interest income decreased $119,000, or 4.5%, to $2.5 million and $114,000, or 2.2%, to $5.0 million for the three and six months ended March 31, 2008, respectively, as compared to the same periods in 2007. Such decreases were primarily due to decreases in interest income of $536,000, or 7.4%, and $972,000, or 6.8%, for the three and six months ended March 31, 2008, respectively, as compared to the same periods in 2007. The decreases in interest income were partially offset by decreases in interest expense of $417,000, or 9.1%, and $858,000, or 9.2% for the three and six months ended March 31, 2008, respectively, as compared to the same periods in 2007. The weighted average yield earned on interest-earning assets for the three months ended March 31, 2008 decreased 46 basis points to 5.62% compared to the same period in 2007 and 26 basis points to 5.75% for the six months ended March 31, 2008 compared to the same period in 2007. For the three months ended March 31, 2008, the weighted average rate paid on interest-bearing liabilities decreased 34 basis points to 3.58% from 3.92% for the same period in the prior fiscal year and 22 basis points to 3.69% for the six months ended March 31, 2008 as compared to 3.91% for the six months ended March 31, 2007.
     The interest rate spread and net interest margin were 2.04% and 2.11%, respectively, for the three months ended March 31, 2008 as compared to 2.16% and 2.21%, respectively, for the same period in 2007. The interest rate spread and net interest margin were 2.07% and 2.13%, respectively, for the six months ended March 31, 2008 as compared to 2.10% and 2.13%, respectively, for the same period in 2007. The smaller decrease in the net interest margin for the quarter to quarter comparison as compared to the decrease in spread was primarily due to a decline in the average balance of interest-bearing liabilities primarily as result of the $6.2 million redemption of the junior subordinated debentures during fiscal 2007 which bore an interest rate of 9.1% at time of their redemption. As a result of the Federal Reserve’s actions with the recent reductions in the prime rate, the Company has experienced a more rapid reduction in the yield earned on our interest-earning assets than the cost of our funds.

     The following tables present the average balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three and six months ended March 31, 2008 and 2007.

	For the three months ended
	March 31, 2008			March 31, 2007
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable(1) (2)	$277,586	$4,391	6.33%	$314,315	$5,259	6.69%
Mortgage-related securities(2)	130,792	1,583	4.84	105,920	1,209	4.57
Investment securities	40,398	510	5.05	41,133	616	5.99
Other interest-earning assets	25,638	178	2.78	12,449	114	3.66

Total interest-earning assets	474,414	6,662	5.62	473,817	7,198	6.08

Non-interest-earning assets	34,443			35,880

Total assets	$508,857			$509,697

Interest-bearing liabilities:
Deposits	$342,678	2,423	2.83	$355,649	2,838	3.19
FHLB advances and other borrowings	107,025	1,374	5.14	90,469	1,242	5.49
Junior subordinated debentures	15,264	365	9.56	21,471	499	9.30

Total interest-bearing liabilities	464,967	4,162	3.58	467,589	4,579	3.92

Interest rate spread(3)			2.04%			2.16%

Non-interest-bearing liabilities	7,647			7,691

Total liabilities	472,614			475,280
Stockholders’ equity	36,243			34,417

Total liabilities and stockholders’ equity	$508,857			$509,697

Net interest-earning assets	$9,447			$6,228

Net interest income		$2,500			$2,619

Net interest margin(3)			2.11%			2.21%

Ratio of average interest-earning assets to average interest-bearing liabilities			102.03%			101.33%

(1)	Includes non-accrual loans.

(2)	Includes assets classified as either available for sale or held for sale.

(3)	Net interest income divided by average interest-earning assets.

	For the six months ended
	March 31, 2008			March 31, 2007
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable(1) (2)	$282,055	$9,062	6.43%	$317,960	$10,614	6.68%
Mortgage-related securities(2)	122,739	2,963	4.83	106,332	2,416	4.54
Investment securities	39,209	1,033	5.27	42,534	1,164	5.47
Other interest-earning assets	21,700	341	3.14	11,154	177	3.17

Total interest-earning assets	465,703	13,399	5.75	477,980	14,371	6.01

Non-interest-earning assets	34,594			35,837

Total assets	$500,297			$513,817

Interest-bearing liabilities:
Deposits	$344,860	5,101	2.96	$354,450	5,542	3.13
FHLB advances and other borrowings	97,312	2,599	5.34	99,160	2,747	5.54
Junior subordinated debentures	15,264	732	9.59	21,476	1,001	9.32

Total interest-bearing liabilities	457,436	8,432	3.69	475,086	9,290	3.91

Interest rate spread(3)			2.07%			2.10%

Non-interest-bearing liabilities	7,219			7,112

Total liabilities	464,655			482,198
Stockholders’ equity	35,642			31,619

Total liabilities and stockholders’ equity	$500,297			$513,817

Net interest-earning assets	$8,267			$2,894

Net interest income		$4,967			$5,081

Net interest margin(3)			2.13%			2.13%

Ratio of average interest-earning assets to average interest-bearing liabilities			101.81%			100.61%

(1)	Includes non-accrual loans.

(2)	Includes assets classified as either available for sale or held for sale.

(3)	Net interest income divided by average interest-earning assets.
Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management sufficient to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management’s analysis includes consideration of the Company’s historical experience, the volume and type of lending conducted by the Company, the amount of the Company’s classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company’s primary market area, and other factors related to the collectibility of the Company’s loan portfolio. For the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, the provision for loan loss decreased $86,000 to $14,000. For the six months ended March 31, 2008 as compared to the six months ended March 31, 2007, the provision for loan loss decreased $119,000 to $56,000. For the three and six months ended March 31, 2008, the provision for loan loss was based on the Company’s monthly review of the credit quality of its loan portfolio, the net charge-offs during the first and second quarters of fiscal 2008 and the continual evaluation of the classified and pass loan portfolios in order to maintain the overall allowance for loan losses at a level deemed appropriate.

     At March 31, 2008, non-performing assets decreased $3.5 million to $1.2 million, or 0.2%, of total assets, from $4.7 million at September 30, 2007. During the second quarter, the Company experienced a decrease of $600,000 in non-performing assets which was primarily the result of $1.0 million in commercial loans that had been previously designated as 90 days delinquent and still accruing because the loans had exceeded their contractual maturities, being returned to performing status. This return to performing status was the result of a $618,000 commercial real estate loan being renewed with an extended term and four commercial lines of credit aggregating $427,000 being renewed. This decrease was partially offset by the inclusion in non-performing loans of a $500,000 construction-related line of credit that has exceeded its contractual maturity but, because it is otherwise continuing to pay in accordance with its terms, is designated as 90 days past due and still accruing. The Company’s coverage ratio, which is the ratio of the allowance for loan losses to non-performing loans, was 284.5% and 70.9% at March 31, 2008 and September 30, 2007, respectively.
     At March 31, 2008, the Bank decreased its classified assets by $2.0 million to $10.0 million compared to $12.0 million at September 30, 2007. All the assets were classified as substandard and consisted primarily of commercial business and real estate loans.
     Management continues to review its loan portfolio to determine the extent, if any, to which additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.
Non-interest Income. For the quarter ended March 31, 2008, non-interest income decreased $145,000 to $708,000 as compared to the same period last year. The decrease was primarily the result of decreases of $120,000, $61,000, and $8,000 in gains on sales of investment securities, real estate owned, and loans, respectively. Partially offsetting these decreases were increases of $31,000 and $13,000 in earnings on bank owned life insurance and other non-operating income, respectively.
     Non-interest income decreased $130,000 to $1.5 million for the six months ended March 31, 2008 by comparison to the same period last year. The decrease for the six months ended March 31, 2008 was primarily due to decreases of $124,000, $61,000, and $51,000 in gains on sales of loans, real estate owned, and investment securities, respectively. These decreases were partially offset by an increase of $66,000 in earnings on bank owned life insurance. These decreases in gains on sales of loans, real estate owned and investment securities for both the three and six months ended March 31, 2008 resulted because no sales of assets occurred during the quarter ended March 31, 2008.
Non-interest Expense. Non-interest expense decreased $271,000 to $3.0 million for the quarter ended March 31, 2008 as compared to the same period last year. The decrease for the quarter ended March 31, 2008 was primarily due to decreases of $234,000, $33,000 and $28,000 in professional fees, salaries and employee benefits, and other non-interest expense, respectively. The decrease in professional fees for the quarter ended March 31, 2008 was primarily the result of $159,000 and $37,000 decreases in audit and legal fees, respectively, related to cost savings measures implemented by the Company. These decreases were partially offset by $13,000 increases in both federal deposit insurance premiums and occupancy and equipment costs.
     For the six months ended March 31, 2008, non-interest expense decreased by $466,000 primarily due to decreases of $289,000, $101,000 and $101,000, in professional fees, salary and employee benefits, and other non-interest expense, respectively, compared to the same period in 2007. The decrease in professional fees for the six months ended March 31, 2008 occurred for reasons discussed in the preceding paragraph. Salaries and employee benefits decreased primarily due to a reduction in the number of employees employed by the Bank. In addition, non-interest expense decreased due to a reduction in cash loss and the completion of amortization of capitalized organizational costs. The decreases in non-interest expense were partially offset by increases of $26,000 and $17,000 in federal deposit insurance premiums and occupancy and equipment costs, respectively, compared to the same period in 2007.
Income Tax Expense. The Company recognized income tax expense of $5,000 and $18,000 for the three and six months ended March 31, 2008, respectively, as compared to income tax benefits of $48,000 and $139,000 for the same periods in 2007. The shift to the recognition of tax expense, for the three and six months ended March 31, 2008, respectively, as compared to income tax benefit for the same periods in 2007 were a result of the increase in the Company’s pretax income combined with the decrease in the tax-exempt income from municipal securities for the three and six months ended March 31, 2008.

Liquidity and Capital Resources
     The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-related securities, sales of loans and investment securities, maturities of investment securities and other short-term investments, borrowings and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At March 31, 2008, the Company had short-term borrowings (due within one year or currently callable by the FHLBank Pittsburgh (“FHLB”)) outstanding of $113.2 million, all of which consisted of advances from the FHLB.
     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to fund maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At March 31, 2008, total approved loan commitments outstanding amounted to $3.1 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $32.9 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2008 totaled $158.5 million. Based upon the Company’s historical experience, management believes that a significant portion of maturing deposits will remain with the Company.
     The Bank is required under applicable federal banking regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital equal to at least 8.0% of its risk-weighted assets. At March 31, 2008, the Bank had tangible capital and core capital equal to 9.7% of adjusted total assets and total capital equal to 16.5% of risk-weighted assets. However, as a result of the supervisory agreement discussed in Item 2 of Part I hereof, the Bank is required to maintain core and risk-based capital in excess of 7.5% and 12.5%, respectively. The Bank is in compliance with such higher requirements imposed by the supervisory agreement.
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
     The interest rate risk measures used by the OTS include an “Exposure Measure” or “Post-Shock” NPV ratio and a “Sensitivity Measure”. The “Post-Shock” NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low “Post-Shock” NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following sets forth the Bank’s NPV as of March 31, 2008.

Net Portfolio Value
(Dollars in thousands)
Changes in				Net
Rates in		Dollar	Percentage	Portfolio Value As
Basis Points	Amount	Change	Change	a % of Assets	Change
300	$43,101	$(19,695)	(31)%	8.48%	(324) bp
200	50,783	(12,012)	(19)	9.80	(192) bp
100	57,618	(5,177)	(8)	10.92	(80) bp
50	60,544	(2,252)	(4)	11.38	(34) bp
0	62,795	—	—	11.72	— bp
(50)	64,191	1,396	2	11.91	19 bp
(100)	65,158	2,363	4	12.03	31 bp
     As of March 31, 2008, the Company’s NPV was $62.8 million or 11.72% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $50.8 million or 9.80% of the market value of assets. The change in the NPV ratio or the Company’s sensitivity measure was a decline of 192 basis points.
     As of December 31, 2007 the Company’s NPV was $67.0 million or 12.56% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV was $53.1 million or 10.30% of the market value of assets. The change in the NPV ratio, or the Company’s sensitivity measure, was a decline of 226 basis points.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) – (b) Not applicable.
(c) Not applicable. No shares were repurchased by the Company during the quarter.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable
Item 5. Other Information
(a) Not applicable
(b) No changes in procedures.

Item 6. Exhibits
List of Exhibits

Exhibit No	Description
3.1	Amended and Restated Articles of Incorporation of First Keystone Financial, Inc. 1

3.2	Amended and Restated Bylaws of First Keystone Financial, Inc. 1

4.1	Specimen Stock Certificate of First Keystone Financial, Inc. 2

4.2	Instrument defining the rights of security holders **

10.1	Employment Agreement between First Keystone Financial, Inc. and Thomas M. Kelly dated December 1, 2004 3,*

10.2	Severance Agreement between First Keystone Financial, Inc. and Carol Walsh dated December 1, 2004 3,*

10.3	1995 Stock Option Plan 4, *

10.4	1995 Recognition and Retention Plan and Trust Agreement 5,*

10.5	1998 Stock Option Plan 5, *

10.6	Employment Agreement between First Keystone Bank and Thomas M. Kelly dated December 1, 2004 3, *

10.7	Severance Agreement between First Keystone Bank and Carol Walsh dated December 1, 2004 3, *

10.8	First Keystone Bank Supplemental Executive Retirement Plan 6,*

10.9	Amendment No. 1 to the Employment Agreement between First Keystone Financial, Inc. and Thomas M. Kelly 7,*

10.10	Amendment No. 1 to the Employment Agreement between First Keystone Bank and Thomas M. Kelly 7,*

10.11	Transition, Consulting, Noncompetition and Retirement Agreement by and between First Keystone Financial, Inc., First Keystone Bank and Donald S. Guthrie 8,*

10.12	Letter dated December 11, 2006 with respect to appointment to Board 9

10.13	Form of Registration Rights Agreement 10

11	Statement re: computation of per share earnings. See Note 6 to the Consolidated Financial Statements included in Item I of Part I of this Form 10-Q

23.1	Consent of S.R. Snodgrass, A.C.

23.2	Consent of Deloitte & Touche LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Codes of Ethics 11

99.2	Supervisory Agreement between First Keystone Financial, Inc. and the Office of Thrift Supervision dated February 13, 2006. 12

99.3	Supervisory Agreement between First Keystone Bank and the Office of Thrift Supervision dated February 13, 2006. 12

(1)	Incorporated by reference from Exhibit 3.1(with respect to the Articles) and Exhibit 3.2 (with respect to the Bylaws) on Form 8-K filed by the Registrant with the SEC on February 12, 2008.

(2)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-84824) filed by the Registrant with the SEC on October 6, 1994, as amended.

(3)	Incorporated by reference from Exhibits 10.5, 10.8, 10.14, and 10.16, respectively, in the Form 8-K filed by the Registrant with the SEC on December 7, 2004 (File No. 000-25328).

(4)	Incorporated by reference from Exhibit 10.9 in the Form 10-K filed by the Registrant with SEC on December 29, 1995 (File No. 000-25328).

(5)	Incorporated from Appendix A of the Registrant’s definitive proxy statement dated December 24, 1998 (File No. 000-25328).

(6)	Incorporated by reference from Exhibit 10.1 in the Form 8-K filed by the Registrant with the SEC on July 2, 2007.

(7)	Incorporated by reference from Exhibits 10.19 and 10.20, respectively, in the Form 8-K filed by the Registrant with the SEC on March 29, 2005.

(8)	Incorporated by reference from Exhibit 10.21 in the Form 8-K filed by the Registrant with the SEC on March 29, 2005.

(9)	Incorporated by reference from Exhibit 10.1 in the Form 8-K filed by the Registrant with the SEC on December 20, 2006.

(10)	Incorporated by reference from Exhibit 10.17 in the Form 10-K for the year ended September 30, 2006 filed by the Registrant with the SEC on December 29, 2006.

(11)	Incorporated by reference from the Form 10-Q for the quarter ended December 31, 2005 filed by the Registrant with the SEC on February 14, 2006.

(12)	Incorporated by reference from Exhibit 99.2 and 99.3 in the Form 10-Q for the quarter ended December 31, 2005 filed by the Registrant with the SEC on February 14, 2006.

(*)	Consists of a management contract or compensatory plan

(**)	The Company has no instruments defining the rights of holders of long-term debt where the amount of securities authorized under such instrument exceeds 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST KEYSTONE FINANCIAL, INC.
Date: May 9, 2008	By:	/s/ Thomas M. Kelly
Thomas M. Kelly
President and Chief Executive Officer

Date: May 9, 2008	By:	/s/ Rose M. DiMarco
Rose M. DiMarco
Chief Financial Officer