Form 10-Q
period 2008-06-30
FIRST KEYSTONE FINANCIAL INC
filed 2008-08-14
CIK 856751

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Registrant’s telephone number, including area code: (610) 565-6210
Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of July 31, 2008: 2,432,998

FIRST KEYSTONE FINANCIAL, INC.

-i-

FIRST KEYSTONE FINANCIAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

	June 30,	September 30,
	2008	2007

ASSETS:
Cash and amounts due from depository institutions	$8,643	$4,642
Interest-bearing deposits with depository institutions	22,079	48,293

Total cash and cash equivalents	30,722	52,935

Investment securities available for sale	29,179	29,284
Mortgage-related securities available for sale	106,781	79,178
Investment securities held to maturity — at amortized cost (approximate fair value of $3,273 at June 30, 2008 and $3,266 at September 30, 2007)	3,255	3,256
Mortgage-related securities held to maturity — at amortized cost (approximate fair value of $26,507 at June 30, 2008 and $30,511 at September 30, 2007)	26,783	31,294
Loans receivable (net of allowance for loan losses of $3,376 and $3,322 at June 30, 2008 and September 30, 2007, respectively)	284,515	292,418
Accrued interest receivable	2,417	2,702
FHLBank Stock, at cost	6,821	6,338
Office properties and equipment, net	4,499	4,762
Deferred income taxes	3,329	2,505
Cash surrender value of life insurance	17,768	17,234
Prepaid expenses and other assets	3,389	2,975

TOTAL ASSETS	$519,458	$524,881

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Deposits:
Non-interest-bearing	$18,002	$18,404
Interest-bearing	323,496	335,304

Total deposits	341,498	353,708
Advances from FHLBank and other borrowings	124,185	115,384
Junior subordinated debentures	11,637	15,264
Accrued interest payable	2,366	2,324
Advances from borrowers for taxes and insurance	3,172	870
Accounts payable and accrued expenses	2,747	2,637

Total liabilities	485,605	490,187

Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
Common stock, $.01 par value, 20,000,000 shares authorized; issued 2,712,556 shares; outstanding at June 30, 2008 and September 30, 2007, 2,432,998 shares	27	27
Additional paid in capital	12,591	12,598
Employee stock ownership plan	(2,901)	(2,985)
Treasury stock at cost: 279,558 shares at June 30, 2008 and at September 30, 2007	(4,244)	(4,244)
Accumulated other comprehensive loss	(2,823)	(1,223)
Retained earnings — partially restricted	31,203	30,521

Total stockholders’ equity	33,853	34,694

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY:	$519,458	$524,881

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$4,284	$5,109	$13,346	$15,723
Interest and dividends on:
Mortgage-related securities	1,696	1,264	4,659	3,680
Investment securities:
Taxable	391	371	1,188	995
Tax-exempt	42	48	125	344
Dividends	46	77	198	320
Interest on interest-bearing deposits	70	176	411	353

Total interest income	6,529	7,045	19,927	21,415

INTEREST EXPENSE:

Interest on:

Deposits	2,169	2,864	7,270	8,406
FHLBank and other borrowings	1,409	1,211	4,008	3,958
Junior subordinated debentures	353	465	1,085	1,466

Total interest expense	3,931	4,540	12,363	13,830

Net interest income	2,598	2,505	7,564	7,585
PROVISION FOR LOAN LOSS	—	100	56	275

Net interest income after provision for loan losses	2,598	2,405	7,508	7,310

NON-INTEREST INCOME:

Service charges and other fees	401	437	1,233	1,234
Net gain on sales of loans held for sale	7	39	7	163
Net gain on sales of investments	—	—	69	120
Net gain on sales of REO	—	—	—	61
Increase in cash surrender value of life insurance	174	145	534	438
Other income	121	105	330	310

Total non-interest income	703	726	2,173	2,326

NON-INTEREST EXPENSE:

Salaries and employee benefits	1,450	1,481	4,321	4,452
Occupancy and equipment	387	414	1,204	1,214
Professional fees	379	262	960	1,132
Federal deposit insurance premium	47	42	146	116
Data processing	144	149	425	427
Advertising	98	95	309	321
Deposit processing	150	153	440	450
Other	382	450	1,156	1,324

Total non-interest expense	3,037	3,046	8,961	9,436

Income before income tax expense (benefit)	264	85	720	200
Income tax expense (benefit)	21	(30)	38	(170)

Net income	$243	$115	$682	$370

Earnings per common share:

Basic	$0.10	$0.05	$0.29	$0.17
Diluted	$0.10	$0.05	$0.29	$0.17

Weighted average shares — basic	2,319,244	2,307,671	2,317,072	2,200,013
Weighted average shares — diluted	2,319,244	2,325,708	2,317,266	2,218,253
See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

			Employee		Accumulated	Retained
		Additional	stock		other	earnings-	Total
	Common	paid-in	ownership	Treasury	comprehensive	partially	stockholders’
	stock	capital	plan	stock	loss	restricted	equity
BALANCE AT OCTOBER 1, 2006	$27	$12,974	$(3,089)	$(10,522)	$(787)	$30,056	$28,659
Net income	—	—	—	—	—	370	370
Other comprehensive loss, net of tax benefit:
Net unrealized loss on securities net of reclassification adjustment, net of tax benefit of $488(1)	—	—	—	—	(948)	—	(948)

Comprehensive loss	—	—	—	—	—	—	(578)

ESOP shares committed to be released	—	—	77	—	—	—	77
Share-based compensation	—	26	—	—	—	—	26
Excess of fair value above cost of ESOP shares committed to be released	—	34	—	—	—	—	34
Exercise of stock options	—	(14)	—	71	—	—	57
Release of treasury shares for equity offering	—	(430)	—	6,200	—	—	5,770

BALANCE AT JUNE 30, 2007	$27	$12,590	$(3,012)	$(4,251)	$(1,735)	$30,426	$34,045

BALANCE AT OCTOBER 1, 2007	$27	$12,598	$(2,985)	$(4,244)	$(1,223)	$30,521	$34,694
Net income	—	—	—	—	—	682	682
Other comprehensive loss, net of tax benefit:
Net unrealized loss on securities net of reclassification adjustment, net of tax benefit of $824(1)	—	—	—	—	(1,600)	—	(1,600)

Comprehensive loss	—	—	—	—	—	—	(918)

ESOP shares committed to be released	—	—	84	—	—	—	84
Excess of fair value above cost of ESOP shares committed to be released	—	(7)	—	—	—	—	(7)

BALANCE AT JUNE 30, 2008	$27	$12,591	$(2,901)	$(4,244)	$(2,823)	$31,203	$33,853

(1)	Disclosure of reclassification amount, net of tax:

	June 30,
	2008	2007
Net unrealized depreciation arising during the period	$(1,600)	$(1,027)
Less: reclassification adjustment for net gains included in net income (net of tax)	—	79

Net unrealized loss on securities	$(1,600)	$(948)

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Nine months ended
	June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$682	$370
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	428	416
Amortization of premiums and discounts	35	123
Increase in cash surrender value of life insurance	(534)	(438)
Net gain on sales of loans held for sale	(7)	(163)
Net gain on sales of investments	(69)	(120)
Net gain on sales of real estate owned	—	(61)
Provision for loan losses	56	275
Amortization of ESOP	77	111
Deferred income tax	—	(791)
Share-based compensation	—	26
Changes in assets and liabilities which provided (used) cash:
Origination of loans held for sale	(1,235)	(271)
Loans sold in the secondary market	1,242	1,605
Accrued interest receivable	285	155
Prepaid expenses and other assets	(414)	3,326
Accrued interest payable	42	243
Accrued expenses	110	(1,238)

Net cash provided by operating activities	698	3,568

INVESTING ACTIVITIES:
Loans originated	(57,814)	(76,623)
Purchases of:
Mortgage-related securities available for sale	(41,625)	(17,974)
Investment securities available for sale	(5,082)	(5,878)
Redemption of FHLB stock	1,584	2,293
Purchase of FHLB stock	(2,067)	(1,921)
Principal collected on loans	65,723	95,446
Proceeds from sales of investments	69	7,912
Proceeds from sales of real estate owned	—	2,511
Proceeds from maturities, calls, or repayments of:
Investment securities available for sale	3,075	1,220
Mortgage-related securities available for sale	13,662	9,837
Mortgage-related securities held to maturity	4,463	5,177
Purchase of property and equipment	(165)	(551)

Net cash (used in) provided by investing activities	(18,177)	21,449

FINANCING ACTIVITIES:
Net (decrease) increase in deposit accounts	(12,210)	4,115
FHLBank advances and other borrowings — repayments	(66,702)	(75,144)
FHLBank advances and other borrowings — draws	75,503	72,301
Net increase in advances from borrowers for taxes and insurance	2,302	2,176
Exercise of stock options	—	57
Net proceeds from equity offering	—	5,770
Purchase of trust preferred securities	(1,565)	—
Retirement of subordinated debt	(2,062)	(6,186)

Net cash used in financing activities	(4,734)	(3,089)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,213)	28,106
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,935	12,787

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,722	$40,893

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest on deposits and borrowings	$12,320	$13,587
Cash payments of income taxes	125	—
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
The results of operations for the three and nine month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2008 or any other period. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the First Keystone Financial, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2007.
2.	INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gain	Loss	Fair Value
Available for Sale:
U.S. Government and agency bonds:
Over 10 years	$2,964	$34	$—	$2,998
Municipal obligations:
5 to 10 years	2,138	45	(4)	2,179
Over 10 years	1,816	85	—	1,901
Corporate bonds:
Less than 1 year	1,000	14	—	1,014
1 to 5 years	1,061	—	(91)	970
5 to 10 years	2,000	—	(389)	1,611
Over 10 years	9,429	—	(1,518)	7,911
Mutual funds	10,547	7	(899)	9,655
Other equity investments	1,040	—	(100)	940

Total	$31,995	$185	$(3,001)	$29,179

Held to Maturity:
Municipal obligations:
1 to 5 years	$1,039	$4	$(1)	$1,042
5 to 10 years	2,216	15	—	2,231

Total	$3,255	$19	$(1)	$3,273

Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at June 30, 2008.

	Loss Position		Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate bonds	$9,311	$(1,082)	$3,096	$(916)	$12,407	$(1,998)
Equity securities	540	(100)	—	—	540	(100)
Municipal obligations	1,590	(5)	—	—	1,590	(5)
Mutual funds	—	—	9,124	(899)	9,124	(899)

Total	$11,441	$(1,187)	$12,220	$(1,815)	$23,661	$(3,002)

At June 30, 2008, investment securities in a gross unrealized loss position for twelve months or longer consisted of three securities and investments in two mutual funds having an aggregate depreciation of 12.9% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Mutual funds in an unrealized loss position for 12 months or longer consist of two funds primarily invested in asset-backed securities and have an aggregate depreciation of 9.0%. On May 7, 2008, management of the Company received correspondence from Shay Assets Management, Inc., relative to the Company’s investment in the AMF Ultra Short Mortgage Fund (the “Fund”), indicating that (1) the Fund has been closed to new investors, due to the downgrade of certain of the Fund’s mortgage-related securities below the Fund’s investment guidelines, and (2) the Fund has implemented the redemption-in-kind provisions of the Fund, which provides that investors requesting redemption of their investments in the Fund will receive payment for their interest in the Fund in the form of securities held in the Fund rather than in the form of cash. The Company’s investment in the Fund had a fair value of $5.1 million as of June 30, 2008, which represented an unrealized pretax loss of approximately $581,000. The investment is recorded on the consolidated financial statements as available-for-sale, and accordingly, the unrealized loss has been recognized, net of tax effects, as a component of other comprehensive loss and recorded as a $383,000 reduction to stockholders’ equity. As of July 31, 2008, the fair value of the Company’s investment in the Fund was $4.8 million, which represented an unrealized pretax loss of approximately $844,000. Management of the Company is required to assess unrealized losses on securities as either temporary or other-than-temporary. Losses on available-for-sale securities deemed temporary are accounted for through other comprehensive income as described above. The unrealized loss on the Fund was deemed temporary as of June 30, 2008. Losses assessed as other-than-temporary are required to be recognized through a charge to income and a new cost basis of the investment is established. Management will continue to evaluate assessment of the unrealized loss on the Fund taking into consideration all available information, including the information contained in the letter from Shay Assets Management, Inc. referenced above. Should a determination be made that the unrealized loss is other-than-temporary, the Company will be required to record that portion of the loss deemed other-than-temporary through its income statement. Corporate bonds in an unrealized loss position for 12 months or longer consisted of three debt securities and had an aggregate depreciation of 22.8%. The Company has the ability and intent to hold these securities until such time as the value recovers. Management does not believe any individual unrealized loss as of June 30, 2008 represents an other-than-temporary impairment.

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

	Loss Position		Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government bonds	$2,954	$(9)	$—	$—	$2,954	$(9)
Corporate bonds	—	—	3,420	(602)	3,420	(602)
Municipal bonds	—	—	986	(14)	986	(14)
Mutual funds	—	—	9,374	(322)	9,374	(322)
Equity securities	327	(8)	—	—	327	(8)

Total	$3,281	$(17)	$13,780	$(938)	$17,061	$(955)

3.	MORTGAGE-RELATED SECURITIES
Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gain	Loss	Fair Value
Available for Sale:

FHLMC pass-through certificates	$36,023	$63	$(328)	$35,758
FNMA pass-through certificates	43,731	172	(420)	43,483
GNMA pass-through certificates	1,709	2	(11)	1,700
Collateralized mortgage obligations	26,779	3	(942)	25,840

Total	$108,242	$240	$(1,701)	$106,781

Held to Maturity:

FHLMC pass-through certificates	$10,271	$37	$(127)	$10,181
FNMA pass-through certificates	16,500	7	(193)	16,314
Collateralized mortgage obligations	12	—	—	12

Total	$26,783	$44	$(320)	$26,507

Provided below is a summary of mortgage-related securities available for sale and held to maturity which were in an unrealized loss position at June 30, 2008.

	Loss Position		Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Pass-through certificates	$70,623	$(1,030)	$1,445	$(49)	$72,068	$(1,079)
Collateralized mortgage obligations	18,784	(647)	6,847	(295)	25,631	(942)

Total	$89,407	$(1,677)	$8,292	$(344)	$97,699	$(2,021)

At June 30, 2008, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of seven securities that at such date had an aggregate depreciation of 4.0% from the Company’s amortized cost basis. Management does not believe any individual unrealized loss as of June 30, 2008 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and private institutions. The majority of the unrealized losses associated with mortgage-related securities are attributable to changes in interest rates and not due to the deterioration of the creditworthiness of the issuer. The Company has the ability and intent to hold these securities until the securities mature or recover in value.
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

	Loss Position		Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Pass-through certificates	$21,075	$(176)	$47,185	$(1,080)	$68,260	$(1,256)
Collateralized mortgage obligations	2,754	(20)	26,392	(706)	29,146	(726)

Total	$23,829	$(196)	$73,577	$(1,786)	$97,406	$(1,982)

4.	LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30,	September 30,
	2008	2007
Real estate loans:
Single-family	$147,147	$139,888
Construction and land	29,396	23,501
Multi-family and commercial	53,662	60,026
Home equity and lines of credit	53,966	57,808
Consumer loans	1,282	1,204
Commercial loans	15,239	19,044

Total loans	300,692	301,471
Loans in process	(13,072)	(6,008)
Allowance for loan losses	(3,376)	(3,322)
Deferred loan costs	271	277

Loans receivable — net	$284,515	$292,418

At June 30, 2008 and September 30, 2007, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $1,418 and $4,685, respectively. At June 30, 2008, non-performing loans consisted of one single-family residential mortgage loan of $114, one non-residential mortgage loan in the amount of $220, two construction loans aggregating $811, three home equity loans aggregating $271, and two consumer loans aggregating $2.

At June 30, 2008 and September 30, 2007, the Company had impaired loans with a total recorded investment of $244 and $1,173, respectively. Interest income of $1 was recognized on these impaired loans during the nine months ended June 30, 2008. Interest income of approximately $14 was not recognized as interest income due to the non-accrual status of such loans for the nine months ended June 30, 2008.

Loans collectively evaluated for impairment include residential real estate, home equity (including lines of credit) and consumer loans and are not included in the data that follow:

	June 30,	September 30,
	2008	2007
Impaired loans with related allowance for loan losses under SFAS No. 114	$220	$1,148
Impaired loans with no related allowance for loan losses under SFAS No. 114	24	25

Total impaired loans	$244	$1,173

Valuation allowance related to impaired loans	$110	$271

The following is an analysis of the allowance for loan losses:

	Nine Months Ended
	June 30,
	2008	2007
Balance beginning of period	$3,322	$3,367
Provisions charged to income	56	275
Charge-offs	(23)	(455)
Recoveries	21	47

Total	$3,376	$3,234

5.	DEPOSITS

Deposits consist of the following major classifications:

	June 30,		September 30,
	2008		2007
	Amount	Percent	Amount	Percent

Non-interest bearing	$18,002	5.3%	$18,404	5.2%
NOW	75,927	22.2	75,194	21.2
Passbook	37,229	10.9	37,369	10.6
Money market demand	39,909	11.7	34,252	9.7
Certificates of deposit	170,431	49.9	188,489	53.3

Total	$341,498	100.0%	$353,708	100.0%

6.	EARNINGS PER SHARE

Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. All dilutive shares consist of options the exercise price of which is lower than the market price of the common stock covered thereby at the dates presented. At June 30, 2008, anti-dilutive shares consisted of options covering 43,079 shares. At June 30, 2007, there were no anti-dilutive shares.

The calculation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Numerator	$243	$115	$682	$370

Denominators:
Basic shares outstanding	2,319,244	2,307,671	2,317,072	2,200,013
Effect of dilutive securities	—	18,037	194	18,240

Diluted shares outstanding	2,319,244	2,325,708	2,317,266	2,218,253

EPS:
Basic	$0.10	$0.05	$0.29	$0.17
Diluted	$0.10	$0.05	$0.29	$0.17

7.	REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of tangible and core capital (as defined in the regulations) to adjusted assets (as defined), and of Tier I and total capital (as defined) to average assets (as defined). Management believes, as of June 30, 2008, that the Bank meets all regulatory capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the following table.

					Well Capitalized
			Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purpose		Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2008:
Core Capital (to Adjusted Tangible Assets)	$45,008	8.65%	$20,816	4.0%	$26,020	5.0%
Tier I Capital (to Risk-Weighted Assets)	45,008	14.67	N/A	N/A	18,414	6.0
Total Capital (to Risk-Weighted Assets)	48,384	15.77	24,551	8.0	30,689	10.0
Tangible Capital (to Tangible Assets)	44,934	8.64	7,805	1.5	N/A	N/A

At September 30, 2007:
Core Capital (to Adjusted Tangible Assets)	$49,207	9.38%	$20,975	4.0%	$26,219	5.0%
Tier I Capital (to Risk-Weighted Assets)	49,207	15.44	N/A	N/A	19,118	6.0
Total Capital (to Risk-Weighted Assets)	52,529	16.49	25,491	8.0	31,864	10.0
Tangible Capital (to Tangible Assets)	49,126	9.37	7,864	1.5	N/A	N/A
On February 13, 2006, the Bank entered into a supervisory agreement with the Office of Thrift Supervision (“OTS”). The supervisory agreement requires the Bank, among other things, to maintain minimum core capital and total risk-based capital ratios of 7.5% and 12.5%, respectively. At June 30, 2008, the Bank was in compliance with such requirement. The Bank has been deemed to be “well-capitalized” for purposes of the prompt corrective action regulations by the OTS. However, due to the supervisory agreement, it is still deemed in “troubled condition.”

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

In September 2007, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of this pronouncement but does not expect that the guidance will have a material effect on the Company’s financial position or results of operations.

In September 2007, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). For defined benefit post-retirement plans, SFAS No. 158 requires that the funded status be recognized in the statement of financial position, that assets and obligations that determine funded status be measured as of the end of the employer’s fiscal year, and that changes in funded status be recognized in comprehensive income in the year the changes occur. SFAS No. 158 does not change the amount of net periodic benefit cost included in net income or address measurement issues related to defined benefit post-retirement plans. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of the Statement were effective as of the end of the fiscal year ending after December 15, 2006, for public companies. The Company has determined that the guidance provided by SFAS No. 158 does not have an impact on its stockholders’ equity or on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”) which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of SFAS No. 157. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”) to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its results of operations and financial position.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109,” (“FIN 48”) effective October 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of FIN 48 did not have a significant impact on the Company’s financial statements.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force (“EITF”) Issue 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a post-retirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 (if, in substance, a post-retirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-4 is not expected to have a material effect on the Company’s results of operations or financial position

In March 2007, the FASB ratified EITF Issue No. 06-10 (“EITF 06-10”), “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements.” EITF 06-10 provides guidance for determining a liability for the post-retirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-10 is not expected to have a material effect on the Company’s results of operations or financial position

In June 2007, the FASB ratified EITF Issue No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under SFAS No. 123R, “Share-Based Payment,” and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of EITF 06-11 will have on the Company’s results of operations.

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

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
General
     The Company is a Pennsylvania corporation and the sole stockholder of the Bank, a federally chartered stock savings bank, which converted to the stock form of organization in January 1995. The Bank is a community-oriented bank emphasizing customer service and convenience. The Bank’s primary business is attracting deposits from the general public and using those funds, together with other available sources of funds, primarily borrowings, to originate loans. The Bank’s management remains focused on its long-term strategic plan to continue to shift the Bank’s loan composition towards increased investment in commercial, construction and home equity loans and lines of credit in order to provide a higher yielding loan portfolio with generally shorter contractual terms. In view of the Company’s reduction in criticized and classified commercial loans over the past eighteen months combined with the implementation of an enhanced credit review and loan administration infrastructure, as well as underwriting standards with respect to the origination of commercial loans, the Company has begun to prudently renew its emphasis on the origination of commercial loans. In furtherance of such goal, the Company recently engaged an experienced commercial loan officer and a commercial business development officer.
Critical Accounting Policies
     Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets or comprehensive income, are considered critical accounting policies. In management’s opinion, the most critical accounting policy affecting the Company’s financial statements is the evaluation of the allowance for loan losses. The Company maintains an allowance for loan losses at a level management believes is sufficient to provide for known and inherent losses in the loan portfolio that are both probable and reasonable to estimate. The allowance for loan losses is considered a critical accounting estimate because there is a large degree of judgment in (i) assigning individual loans to specific risk levels (pass, substandard, doubtful and loss), (ii) valuing the underlying collateral securing the loans, (iii) determining the appropriate reserve factor to be applied to specific risk levels for criticized and classified loans (special mention, substandard, doubtful and loss) and (iv) determining reserve factors to be applied to pass loans based upon loan type. Accordingly, there is a likelihood that materially different amounts would be reported under different, but reasonably plausible conditions or assumptions.
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
     The Company has submitted to and received from the OTS approval of a capital plan, which called for an equity infusion in order to reduce the Company’s debt-to-equity ratio below 50%. As part of its capital plan, the Company conducted a private placement of 400,000 shares of common stock, raising gross proceeds of approximately $6.5 million. In June 2007, the net proceeds of approximately $5.8 million were used to reduce the amount of the Company’s outstanding debt through the redemption of $6.2 million of its junior subordinated debentures. As a result of such redemption, the Company’s debt-to-equity ratio is less than 50%. Although the Company’s debt-to-equity ratio is below 50%, it does not anticipate resuming the payment of dividends until such time as the Company’s operating results materially improve. During the quarter ended June 30, 2008, the Company redeemed the remaining $2.1 million of its floating rate junior subordinated debentures. In addition, the Company purchased $1.5 million of the $16.2 million of 9.7% fixed-rate trust preferred securities issued by First Keystone Capital Trust I. As a result, as of June 30, 2008, the Company held $5.0 million of such securities.
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
     As a result of the supervisory agreement, the Bank hired a Chief Credit Officer (who was promoted to Chief

Lending Officer, during the third quarter of the current fiscal year) who, under the direction of the Board and the Chief Executive Officer, has taken steps to enhance the Bank’s credit review analysis, develop loan administrative procedures and adopt an asset classification system. The Bank continues to address these areas and to reduce the level of classified and criticized assets in order to remain in full compliance with the terms of the supervisory agreements. At June 30, 2008, the Company believes it and the Bank are in compliance with all the operative provisions of both supervisory agreements.
Comparison of Financial Condition at June 30, 2008 and September 30, 2007
     The Company’s total assets decreased by $5.4 million from $524.9 million at September 30, 2007 to $519.5 million at June 30, 2008. Cash and cash equivalents decreased by $22.2 million to $30.7 million at June 30, 2008 from $52.9 million at September 30, 2007 primarily due to purchases of mortgage-related securities available for sale, and, to a lesser extent, funding deposit outflows. This reduction in cash and cash equivalents was partially offset by loan repayments. Loans receivable decreased by $7.9 million, from $292.4 million at September 30, 2007 to $284.5 million at June 30, 2008 primarily as a result of the Company’s experiencing repayments within the commercial and multi-family real estate and commercial loan portfolios while only originating a limited amount of such loans. This resulted from the Company’s self-imposed curtailment of such lending activity while implementing a substantially enhanced credit review and administration infrastructure. However, in view of the significant progress achieved in enhancing and improving the Company’s credit review and administration, and in order to be able to actively engage in commercial real estate and business lending, the Company recently hired an experienced commercial lending officer as well as a commercial business development officer. Deposits decreased $12.2 million, or 3.5%, from $353.7 million at September 30, 2007 to $341.5 million at June 30, 2008. The decrease in deposits resulted from a $18.1 million, or 9.6%, decrease in certificates of deposit which was partially offset by a $5.8 million, or 14.9%, increase in core deposits (which consist of passbook, money market, NOW and non-interest bearing accounts). The decline in certificates of deposit was primarily due to the runoff of certificates of deposit bearing higher than market rates which would, if renewed, be renewed at lower rates, as part of the Company’s management of its cost of funds.
Stockholders’ equity decreased $841,000 to $33.9 million primarily due to a $1.6 million increase in accumulated other comprehensive loss partially offset by net income of $682,000 for the nine months ended June 30, 2008.
Comparison of Results of Operations for the Three and Nine Months Ended June 30, 2008 and 2007
Net Income. Net income was $243,000, or $.10 per diluted share, for the quarter ended June 30, 2008 as compared to $115,000, or $.05 per diluted share, for the same period in 2007. Net income for the nine months ended June 30, 2008 was $682,000, or $.29 per diluted share, an increase of $312,000, or 84.3%, as compared to $370,000, or $.17 per diluted share, for the same period in 2007.
Net Interest Income. Net interest income increased $93,000, or 3.7%, to $2.6 million for the three months ended June 30, 2008, as compared to the same period in 2007. The increase in net interest income for the three months ended June 30, 2008 was primarily due to a decrease in interest expense of $609,000, or 13.4%, substantially offset by a decrease in interest income of $516,000, or 7.3%, as compared to the same period in 2007. Net interest income decreased $21,000, or 0.3% to $7.6 million for the nine months ended June 30, 2008, as compared to the same period in 2007. The decrease in net interest income for the nine months ended June 30 was primarily due to a decrease in interest income of $1.5 million, or 7.0%, substantially offset by a decrease in interest expense of $1.5 million, or 10.6%, as compared to the same period in 2007. The weighted average yield earned on interest-earning assets for the three months ended June 30, 2008 decreased 49 basis points to 5.46% compared to the same period in 2007 and 35 basis points to 5.65% for the nine months ended June 30, 2008 compared to the same period in 2007. For the three months ended June 30, 2008, the weighted average rate paid on interest-bearing liabilities decreased 55 basis points to 3.35% from 3.90% for the same period in the prior fiscal year and 34 basis points to 3.57% for the nine months ended June 30, 2008 as compared to 3.91% for the nine months ended June 30, 2007.
     The interest rate spread and net interest margin were 2.11% and 2.17%, respectively, for the three months ended June 30, 2008 as compared to 2.05% and 2.12%, respectively, for the same period in 2007. The interest rate spread and net interest margin were 2.08% and 2.15%, respectively, for the nine months ended June 30, 2008 as compared to 2.09% and 2.12%, respectively, for the same period in 2007. The slightly smaller increase in the net interest margin, as compared to the increase in spread for the quarter to quarter comparison, was primarily due to the relative shift in net interest-earning assets.
     The following tables present the average balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three and nine months ended June 30, 2008 and 2007.

	For the three months ended
	June 30, 2008			June 30, 2007
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable(1) (2)	$281,564	$4,284	6.09%	$308,893	$5,109	6.62%
Mortgage-related securities(2)	138,834	1,696	4.89	108,852	1,264	4.64
Investment securities	40,423	479	4.74	37,143	496	5.34
Other interest-earning assets	17,579	70	1.59	18,784	176	3.75

Total interest-earning assets	478,400	6,529	5.46	473,672	7,045	5.95

Non-interest-earning assets	34,807			35,083

Total assets	$513,207			$508,755

Interest-bearing liabilities:
Deposits	$342,008	2,169	2.54	$359,175	2,864	3.19
FHLB advances and other borrowings	112,827	1,409	5.00	87,058	1,211	5.56
Junior subordinated debentures	14,645	353	9.64	19,899	465	9.35

Total interest-bearing liabilities	469,480	3,931	3.35	466,132	4,540	3.90

Interest rate spread(3)			2.11%			2.05%

Non-interest-bearing liabilities	8,456			8,025

Total liabilities	477,936			474,157
Stockholders’ equity	35,271			34,598

Total liabilities and stockholders’ equity	$513,207			$508,755

Net interest-earning assets	$8,920			$7,540

Net interest income		$2,598			$2,505

Net interest margin(3)			2.17%			2.12%

Ratio of average interest-earning assets to average interest-bearing liabilities			101.90%			101.62%

(1)	Includes non-accrual loans.

(2)	Includes assets classified as either available for sale or held for sale.

(3)	Net interest income divided by average interest-earning assets.

	For the nine months ended
	June 30, 2008			June 30, 2007
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable(1) (2)	$281,892	$13,346	6.31%	$314,937	$15,723	6.66%
Mortgage-related securities(2)	128,085	4,659	4.85	107,172	3,680	4.58
Investment securities	39,612	1,511	5.09	40,423	1,659	5.47
Other interest-earning assets	20,332	411	2.70	13,698	353	3.44

Total interest-earning assets	469,921	19,927	5.65	476,230	21,415	6.00

Non-interest-earning assets	34,662			35,579

Total assets	$504,583			$511,809

Interest-bearing liabilities:
Deposits	$343,913	7,270	2.82	$355,711	8,406	3.15
FHLB advances and other borrowings	102,465	4,008	5.22	95,126	3,958	5.55
Junior subordinated debentures	15,058	1,085	9.61	20,950	1,466	9.33

Total interest-bearing liabilities	461,436	12,363	3.57	471,787	13,830	3.91

Interest rate spread(3)			2.08%			2.09%

Non-interest-bearing liabilities	7,631			7,414

Total liabilities	469,067			479,201
Stockholders’ equity	35,516			32,608

Total liabilities and stockholders’ equity	$504,583			$511,809

Net interest-earning assets	$8,485			$4,443

Net interest income		$7,564			$7,585

Net interest margin(3)			2.15%			2.12%

Ratio of average interest-earning assets to average interest-bearing liabilities			101.84%			100.94%

(1)	Includes non-accrual loans.

(2)	Includes assets classified as either available for sale or held for sale.

(3)	Net interest income divided by average interest-earning assets.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management sufficient to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management’s analysis includes consideration of the Company’s historical experience, the volume and type of lending conducted by the Company, the amount of the Company’s classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company’s primary market area, and other factors related to the collectibility of the Company’s loan portfolio. For the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, the provision for loan loss decreased $100,000 to $0. For the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007, the provision for loan loss decreased $219,000 to $56,000. For the three and nine months ended June 30, 2008, the provision for loan loss was based on the Company’s monthly review of the credit quality of its loan portfolio, the net charge-offs during the first, second and third quarters of fiscal 2008 and the continual evaluation of the classified and pass loan portfolios in order to maintain the overall allowance for loan losses at a level deemed appropriate. The decline in the level of provisions reflected the decline in non-performing and classified assets.
     At June 30, 2008, non-performing assets decreased $2.8 million to $1.9 million, or 0.4%, of total assets, from $4.7 million at September 30, 2007. However, during the third quarter, the Company experienced an increase of $231,000 in non-performing assets from the level at March 31, 2008 which was primarily the result of a $311,000 construction-related line of credit exceeding its contractual maturity but, because it is otherwise continuing to pay in accordance with its terms, is designated as 90 days past due and still accruing. The increase was partially offset by $105,000 in residential mortgage loans that had been previously designated as 90 days delinquent returning to performing status. The Company’s coverage ratio, which is the ratio of the allowance for loan losses to non-performing loans, was 181.5% and 70.9% at June 30, 2008 and September 30, 2007, respectively.
     At June 30, 2008, the Bank’s classified assets decreased by $2.1 million to $9.9 million compared to $12.0 million at September 30, 2007. All the assets were classified as substandard and consisted primarily of commercial business and real estate loans.
     Management continues to review its loan portfolio to determine the extent, if any, to which additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.
Non-interest Income. For the quarter ended June 30, 2008, non-interest income decreased $23,000 to $703,000 as compared to the same period last year. The decrease was primarily the result of decreases of $36,000 and $32,000 in service charges and other fees and gains on sales of loans, respectively. Partially offsetting these decreases were increases of $29,000 and $16,000 in earnings on bank owned life insurance and other non-interest income, respectively.
     Non-interest income decreased $153,000 to $2.2 million for the nine months ended June 30, 2008 by comparison to the same period last year. The decrease for the nine months ended June 30, 2008 was primarily due to decreases of $156,000, $61,000, and $51,000 in gains on sales of loans, real estate owned, and investment securities, respectively. These decreases were partially offset by an increases of $96,000 and $20,000 in bank owned life insurance and other non-interest income, respectively. The decreases in gains on sales of loans, real estate owned and investment securities for both the three and nine months ended June 30, 2008 resulted because no sales of real estate owned or investment securities and only limited sales of loans occurred during the three and nine months ended June 30, 2008.
Non-interest Expense. Non-interest expense decreased $9,000 to $3.0 million for the quarter ended June 30, 2008 as compared to the same period last year. The decrease for the quarter ended June 30, 2008 was primarily due to decreases of $68,000, $31,000 and $27,000 in other non-interest expense, salaries and employee benefits, and occupancy and equipment, respectively. These decreases were substantially offset by increases of $117,000 in professional fees for the quarter ended June 30, 2008 comprised of $59,000 and $58,000 increases in consultant and legal fees, respectively, related to recruiting expenses for the commercial loan department and legal work related to the supervisory agreements.

     For the nine months ended June 30, 2008, non-interest expense decreased by $475,000 primarily due to decreases of $172,000, $168,000 and $131,000 in professional fees, other non-interest expense, and salary and employee benefits, respectively, compared to the same period in 2007. The decrease in professional fees for the nine months ended June 30, 2008 occurred primarily during the first and second quarters of the current year, and was a result of cost-cutting measures implemented by the Company. Other non-interest expense decreased due to a reduction in cash loss and the completion of amortization of capitalized organizational costs. In addition, salaries and employee benefits decreased primarily due to a reduction in the number of employees employed by the Bank.
Income Tax Expense. The Company recognized income tax expense of $21,000 and $38,000 for the three and nine months ended June 30, 2008, respectively, as compared to income tax benefits of $30,000 and $170,000 for the same periods in 2007, respectively. The shift to the recognition of tax expense for the three and nine months ended June 30, 2008, respectively, as compared to income tax benefit for the same periods in 2007 was a result of the increase in the Company’s pretax income combined with the decrease in the tax-exempt income from municipal securities for the three and nine months ended June 30, 2008.

Liquidity and Capital Resources
     The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-related securities, sales of loans and investment securities, maturities of investment securities and other short-term investments, borrowings and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and investment security prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits as well as borrowings to satisfy its funding commitments. At June 30, 2008, the Company had short-term borrowings (due within one year or currently callable by the FHLBank Pittsburgh (“FHLB”)) outstanding of $124.2 million, all of which consisted of advances from the FHLB.
     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to fund maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At June 30, 2008, total approved loan commitments outstanding amounted to $2.0 million, not including loans in process. At the same date, commitments under unused lines of credit amounted to $34.3 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2008 totaled $140.5 million. Based upon the Company’s historical experience, management believes that a significant portion of maturing deposits will remain with the Company.
     The Bank is required under applicable federal banking regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital (or risk-based) equal to at least 8.0% of its risk-weighted assets. At June 30, 2008, the Bank had tangible capital and core capital equal to 8.6% of adjusted total assets and total capital equal to 15.8% of risk-weighted assets. However, as a result of the supervisory agreement discussed in Item 2 of Part I hereof, the Bank is required to maintain core and risk-based capital in excess of 7.5% and 12.5%, respectively. The Bank is in compliance with such higher requirements imposed by the supervisory agreement.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For a discussion of the Company’s asset and liability management policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.
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
     The interest rate risk measures used by the OTS include an “Exposure Measure” or “Post-Shock” NPV ratio and a “Sensitivity Measure”. The “Post-Shock” NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low “Post-Shock” NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following sets forth the Bank’s NPV as of June 30, 2008.

Net Portfolio Value
(Dollars in thousands)
Changes in				Net
Rates in		Dollar	Percentage	Portfolio Value As
Basis Points	Amount	Change	Change	a % of Assets	Change

300	$37,401	$(20,466)	(35)%	7.39%	(345) bp
200	44,699	(13,168)	(23)	8.67	(217) bp
100	51,743	(6,124)	(11)	9.85	(98) bp
50	54,975	(2,892)	(5)	10.38	(46) bp
0	57,867	—	—	10.84	— bp
(50)	60,091	2,223	4	11.17	34 bp
(100)	62,142	4,275	7	11.47	64 bp
     As of June 30, 2008, the Company’s NPV was $57.9 million or 10.84% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $44.7 million or 8.67% of the market value of assets. The change in the NPV ratio or the Company’s sensitivity measure was a decline of 217 basis points.
     As of March 31, 2008, the Company’s NPV was $62.8 million or 11.72% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $50.8 million or 9.80% of the market value of assets. The change in the NPV ratio or the Company’s sensitivity measure was a decline of 192 basis points.

Item 4T. Controls and Procedures
     Our management evaluated, with the participation of our Chief Executive Officer (who also currently serves as our principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to management, including the Chief Executive Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure and that such disclosure controls and procedures are operating in an effective manner.
     No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
No material changes have occurred in the legal proceedings previously disclosed in Item 3 of the Company’s Form 10-K for the fiscal year ended September 30, 2007.
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
Item 5. Other Information
(a) Not applicable
(b) No changes in procedures.

Item 6. Exhibits
List of Exhibits

Exhibit
No	Description
3.1	Amended and Restated Articles of Incorporation of First Keystone Financial, Inc. 1

3.2	Amended and Restated Bylaws of First Keystone Financial, Inc. 1

4.1	Specimen Stock Certificate of First Keystone Financial, Inc. 2

4.2	Instrument defining the rights of security holders **

10.1	Employment Agreement between First Keystone Financial, Inc. and Thomas M. Kelly dated December 1, 2004 3,*

10.2	Severance Agreement between First Keystone Financial, Inc. and Carol Walsh dated December 1, 2004 3,*

10.3	1995 Stock Option Plan 4, *

10.4	1995 Recognition and Retention Plan and Trust Agreement 5,*

10.5	1998 Stock Option Plan 5, *

10.6	Employment Agreement between First Keystone Bank and Thomas M. Kelly dated December 1, 2004 3, *

10.7	Severance Agreement between First Keystone Bank and Carol Walsh dated December 1, 2004 3, *

10.8	First Keystone Bank Supplemental Executive Retirement Plan 6,*

10.9	Amendment No. 1 to the Employment Agreement between First Keystone Financial, Inc. and Thomas M. Kelly 7,*

10.10	Amendment No. 1 to the Employment Agreement between First Keystone Bank and Thomas M. Kelly 7,*

10.11	Transition, Consulting, Noncompetition and Retirement Agreement by and between First Keystone Financial, Inc., First Keystone Bank and Donald S. Guthrie 8,*

10.12	Letter dated December 11, 2006 with respect to appointment to Board 9

10.13	Form of Registration Rights Agreement 10

11	Statement re: computation of per share earnings. See Note 6 to the Consolidated Financial Statements included in Item I of Part I of this Form 10-Q

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Code of Ethics 11

99.2	Supervisory Agreement between First Keystone Financial, Inc. and the Office of Thrift Supervision dated February 13, 2006. 12

99.3	Supervisory Agreement between First Keystone Bank and the Office of Thrift Supervision dated February 13, 2006. 12

(1)	Incorporated by reference from Exhibit 3.1(with respect to the Articles) and Exhibit 3.2 (with respect to the Bylaws) on Form 8-K filed by the Registrant with the SEC on February 12, 2008.

(2)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-84824) filed by the Registrant with the SEC on October 6, 1994, as amended.

(3)	Incorporated by reference from Exhibits 10.5, 10.8, 10.14, and 10.16, respectively, in the Form 8-K filed by the Registrant with the SEC on December 7, 2004 (File No. 000-25328).

(4)	Incorporated by reference from Exhibit 10.9 in the Form 10-K filed by the Registrant with SEC on December 29, 1995 (File No. 000-25328).

(5)	Incorporated from Appendix A of the Registrant’s definitive proxy statement dated December 24, 1998 (File No. 000-25328).

(6)	Incorporated by reference from Exhibit 10.1 in the Form 8-K filed by the Registrant with the SEC on July 2, 2007.

(7)	Incorporated by reference from Exhibits 10.19 and 10.20, respectively, in the Form 8-K filed by the Registrant with the SEC on March 29, 2005.

(8)	Incorporated by reference from Exhibit 10.21 in the Form 8-K filed by the Registrant with the SEC on March 29, 2005.

(9)	Incorporated by reference from Exhibit 10.1 in the Form 8-K filed by the Registrant with the SEC on December 20, 2006.

(10)	Incorporated by reference from Exhibit 10.17 in the Form 10-K for the year ended September 30, 2006 filed by the Registrant with the SEC on December 29, 2006.

(11)	Incorporated by reference from the Form 10-Q for the quarter ended December 31, 2005 filed by the Registrant with the SEC on February 14, 2006.

(12)	Incorporated by reference from Exhibit 99.2 and 99.3 in the Form 10-Q for the quarter ended December 31, 2005 filed by the Registrant with the SEC on February 14, 2006.

(*)	Consists of a management contract or compensatory plan

(**)	The Company has no instruments defining the rights of holders of long-term debt where the amount of securities authorized under such instrument exceeds 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST KEYSTONE FINANCIAL, INC.
Date: August 14, 2008	By:	/s/ Thomas M. Kelly
Thomas M. Kelly
President and Chief Executive Officer (principal executive officer and principal financial officer)