Form 10-K
period 2008-09-30
FIRST KEYSTONE FINANCIAL INC
filed 2008-12-23
CIK 856751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-25328
FIRST KEYSTONE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2576479
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

22 West State Street, Media, Pennsylvania	19063
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code: (610) 565-6210
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:
Common Stock (par value $.01 per share)
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $10.34 on March 31, 2008, the last business day of the Registrant’s second quarter was $8.9 million (2,432,998 shares outstanding less 856,693 shares held by affiliates at $10.34 per share). Although directors and executive officers of the Registrant and certain employee benefit plans were assumed to be “affiliates” of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.
Number of shares of Common Stock outstanding as of December 4, 2008: 2,432,998
DOCUMENTS INCORPORATED BY REFERENCE
Listed hereunder are the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
(1)	Portions of the definitive proxy statement for the 2009 Annual Meeting of Stockholders are incorporated into Part III.

First Keystone Financial, Inc.
FORM 10-K
For the Fiscal Year Ended September 30, 2008
INDEX

[This page left blank intentionally]

Forward-Looking Statements
     This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relating to, without limitation, our future economic performance, plans and objectives for future operations, and projections of revenues and other financial items that are based on our beliefs, as well as assumptions made by and information currently available to us. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “could,” “project,” “predict,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results, performance, or achievements may differ materially from the results expressed or implied by our forward-looking statements.
     The factors set forth under “Risk Factors” and other cautionary statements made in this Annual Report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. In addition to the risks discussed in the “Risk Factors” section of this Annual Report, factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, the following: (1) changes in the interest rate environment; (2) changes in deposit flows, loan demand or real estate values; (3) changes in accounting principles, policies or guidelines; (4) legislation or regulatory changes; (5) changes in loan delinquency rates or in our levels of non-performing assets; (6) changes in the economic climate in the market areas in which we operate; (7) the economic impact of any future terrorist threats and attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks; (8) the effects of the supervisory agreements entered into by each of the Company and the Bank with the Office of Thrift Supervision (“OTS”); and (9) other factors, if any, referenced in this Annual Report or the documents incorporated by reference.
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
     Any forward-looking earnings estimates included in this Annual Report have not been examined or compiled by our independent registered public accounting firm, nor has our independent registered public accounting firm applied any procedures to our estimates. Accordingly, our accountants do not express an opinion or any other form of assurance on them. Further information concerning our business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission (“SEC”).
PART I
Item 1. BUSINESS.
General
     First Keystone Financial, Inc. (the “Company”) is a Pennsylvania corporation and the sole shareholder of First Keystone Bank, a federally chartered stock savings bank (the “Bank”), which converted to the stock form of organization in January 1995. The only significant assets of the Company are the capital stock of the Bank, the Company’s loan to its employee stock ownership plan, and various equity and other investments. See Note 17 of the Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2008 set forth in Item 8 hereof, “Financial Statements and Supplementary Data.” The primary business of the Company consists of operating the Bank.
     The Bank is a community oriented bank emphasizing customer service and convenience. The Bank’s primary business is attracting deposits from the general public and using those funds together with other available sources of funds, primarily borrowings, to originate loans.

Business Strategy
In light of growing concerns with respect to the health of the real estate market and economy of our market area as well as the health of the economy in general, over the past year the Company has sought to reduce its risk profile by limiting its lending activity, particularly with respect to commercial lending, commercial real estate and commercial business lending. While the decision to limit lending has proven correct, with time and as the economy and market conditions improve, the Company believes a strategy of prudent growth achieved by providing small and medium sized businesses within our market area with a complete array of loan and deposit products is essential to building profitability and franchise value.
     At the most fundamental level, a successful business strategy should address or identify how an organization can distinguish itself from its competitors. A publicly held company should also include in its strategy ways that seek to create effective, long-term value for shareholders, customers, employees and the communities that it serves.
     Simply stated, the Company believes that an organization could distinguish itself from its competitors and increase its market share in the following ways:
•	By providing unique or specialized services and products as in a niche market;

•	Competing primarily on rate or price and, therefore, relying on volume; or

•	By being the best service provider within its market area, known for its expertise, integrity and value.
First Keystone has chosen to compete by the latter...to seek to increase its profitability by becoming the premiere financial service organization within its market area.
The principal components of the Company’s strategy include:
Growth of Commercial Real Estate and Business Portfolio: The Company, by design, experienced significant levels of repayments within the construction and commercial real estate loan portfolio during fiscal 2008, while only originating a limited amount of additional commercial loans, in order to remain focused on completing the restructuring of the commercial loan department, which included implementing enhanced loan underwriting and credit administration systems and procedures, as well as engaging additional seasoned professionals. As a result, the Company has a solid infrastructure in place to underwrite new commercial loans while mitigating the risks associated with this type of lending. As of September 30, 2008, the Company’s total non-performing loans and real estate owned decreased to $2.4 million, (of which only $443,000 was comprised of commercial loans and commercial real estate loans) or 0.5% of total assets compared to $4.7 million, or 0.9% of total assets at September 30, 2007. The current financial turbulence has presented a heightened opportunity and need for community banks such as ours. Many business owners value a relationship with a banking organization that provides high quality, creative solutions at reasonable and flexible prices. In addition, we will leverage these values by providing the same level of personalized service to our customers’ employees and residents that reside in our market. As of September 30, 2008, approximately 32.6% of the Company’s loan portfolio consisted of commercial business, construction and land development and commercial and multi-family real estate loans. The substantial majority of our real estate loans are secured by properties located in Delaware and Chester Counties, our primary market area, and our strategy includes expanding our relationships with these customers and soliciting new commercial business within the Company’s geographic footprint.
Providing Delivery Choices through Branch Network, Remote Deposit or Electronic Services: Our resources include an array of office locations and products through which we can deliver high quality banking services. Our offices are located in both solid, stable neighborhoods as well as growing, vibrant markets. We believe that we can leverage our long standing excellent reputation as a community bank to demonstrate the real advantage of flexible and responsive service that First Keystone can offer to the many small and mid-sized businesses that are located in our market area. For example, our Bank’s Cash Management Group provides extensive hands-on support services to our business customers ranging from on-site visits, interfacing with our customer’s vendors in order to help them increase efficiencies and reduce expenses, to customizing creative solutions to meet their financial needs. Business customers can benefit from the many delivery choices we provide including the 24/7 convenience and control of electronic remote deposit, on-line real time transaction capabilities to optimize cash flow and the ability to customize management reports. As of September 30, 2008, non-interest-bearing accounts comprised 6.1% of the Company’s total deposits compared to 5.2% and 4.8% of total deposits at September 30, 2007 and 2006 respectively. The Company’s strategy includes the continuation of increasing non-interest bearing accounts by promoting its Cash Management system through business development efforts throughout the branch network, and with the introduction of Remote Deposit capabilities in 2007, even beyond its current geographic footprint.
The Right People: In order to realize the value that resides in this strategy, we have put into place the required resources to implement our business strategy. Foremost among these resources is our staff. Without the right people, we will not be successful. Therefore, we have improved the infrastructure of our commercial loan department by hiring seasoned portfolio managers and enhancing our credit underwriting procedures. Throughout the Bank, we now have a group of capable, committed people in place including a motivated team of business development officers. We will continue to provide ongoing training, financial incentives and direction to our staff so that we can deliver on our promise of being the best customer service organization in our market. It is the responsibility of the Bank’s senior leadership team, with the oversight of the Board of Directors, to lead and manage our efforts in this area.
Manage Expenses While Increasing Lower Costing Deposits: A critical part of our business strategy is to remain focused on decreasing our interest expense despite the continued trend of irrational deposit pricing in our market area. We will continue to emphasize the generation of core deposits, in particular, non-interest-bearing checking accounts, targeted to commercial customers while de-emphasizing higher costing time deposits. As our commercial loan portfolio increases, we will adjust our strategy as needed to fund the increase in assets. Although the Company experienced a significant decrease in total deposits in 2008, resulting from management’s decision not to match the highest rates being offered on time deposits by competing institutions, the Company increased its net interest margin by seven basis points at 2008 fiscal year end compared to 2007 fiscal year end. During fiscal 2008, the Bank’s deposits decreased $22.8 million, or 6.5%, from $353.7 million at September 30, 2007 to $330.9 million at September 30, 2008. The decrease in deposits resulted from a $26.4 million, or 14.0% decrease in certificates of deposit, partially offset by a $3.6 million, or 2.2% increase in core deposits which are comprised of passbook, money market, NOW and non-interest- bearing accounts. At September 30, 2008, core deposits comprised 51.0% of the Bank’s total deposits compared to 46.7% of total deposits at September 30, 2007. Going forward, as part of the Company’s business strategy, the Bank needs to grow both its non-interest-bearing transaction accounts and its interest -earning assets by originating quality loans that provide greater opportunities to capture more of the customer’s banking needs. The strategy includes a team sales approach from the Bank’s business development officers that would better integrate and promote all of the financial services the Bank can offer its business customer which in turn enhances the business relationship for the customer as well as the Bank.
     We believe that we have an effective strategy for achieving our goals to increase low-cost deposits, expand commercial lending and improve profitability. We have created, and will continue to refine, a unique organizational culture which will differentiate First Keystone from our competitors by striving to be the premiere service organization in our market area.

Market Area and Competition
     The Bank’s primary market area is Delaware and Chester Counties, which are located in the southeastern corner of Pennsylvania between two prominent metropolitan areas — Philadelphia, Pennsylvania and Wilmington, Delaware. There is easy access to I-95, the Philadelphia International Airport and the Delaware River, and the Bank is fortunate to be located in such a desirable geographic area. New York City is just 92 miles away from the Bank’s headquarters in Media, Pennsylvania, while Baltimore, Maryland and Washington, DC are only 80 miles and 127 miles away, respectively.
     Through an extensive highway network, the economies of Delaware and Chester Counties are knitted tightly into a regional economy of more than 2.5 million workers. Delaware and Chester Counties have a large, well-educated, and skilled labor force, with nearly one quarter of the counties’ population having earned a four-year college degree. The median household income of Delaware and Chester Counties in 2007 was approximately $60,232 and $83,146, respectively, as compared to approximately $48,576 for Pennsylvania as a whole. In addition, Philadelphia’s central location in the Northeast corridor, infrastructure, and other factors have made the Bank’s primary market area attractive to many large corporate employers, including Comcast, Boeing, State Farm Insurance, United Parcel Service, PECO Energy, SAP America, Inc. and Wawa.
     The Philadelphia area economy is typical of many large northeastern cities where the traditional manufacturing-based economy has declined and been replaced by the service sector, including the health care market. Crozer/Keystone Health System, Mercy Health Corp., and Astra-Zeneca are among the larger health care employers within the Bank’s market area. According to the Delaware County Chamber of Commerce, there are more than 65 degree-granting institutions in the Delaware Valley region, representing a higher density of colleges and universities than any other area in the United States.
     The population of Delaware County is reported at over half a million residents and is the fifth most populated county in the Commonwealth of Pennsylvania. Much of the growth and development continues to be in the western part of the county and in adjacent Chester County. At September 30, 2008, the unemployment rate in Delaware County was at 5.2%; however, in Chester County the rate was even lower, at 4.1%. This is as compared to the rate for the entire Commonwealth, which also stood at 5.2% as of September 30. 2008. Chester County’s growth rate is expected to increase even further in the next decade, and some of the communities in Chester County that are experiencing the most rapid growth — East Marlborough Township, New Garden Township and East Goshen — surround the Bank’s Chester County branch.
     The Bank experiences strong competition for real estate loans, principally from other savings associations and commercial banks. The Bank competes for these and other loans primarily through the interest rates and loan fees it charges, the efficiency and quality of the services it provides borrowers, and the convenient locations of its branch office network.
     The Bank faces strong competition, both in attracting deposits and making real estate and commercial loans. Its most direct competition for deposits has historically come from other savings banks, credit unions, and commercial banks located in its market area. This includes many large regional financial institutions which have even greater financial and marketing resources available to them. The ability of the Bank to attract and retain core deposits depends on its ability to provide a competitive rate of return, liquidity, and service convenience comparable to those offered by competing investment opportunities. The Bank’s management remains focused on attracting core deposits through its branch network, business development efforts, and commercial business relationships.
     The Bank maintains seven branch offices in Delaware County with deposits totaling $326.2 million at June 30, 2008 and one branch office in Chester County with deposits totaling $20.1 million at June 30, 2008. Based on deposits as of June 30, 2008 (the most recent data used by the FDIC), the Bank’s market share in Delaware and Chester Counties was 3.56% and 0.22%, respectively. The Bank believes it has the opportunity to expand its deposit market share in the future.

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
     The Company submitted to and received from the OTS approval of a capital plan, which called for an equity infusion in order to reduce the Company’s debt-to-equity ratio below 50%. As part of its capital plan, the Company conducted a private placement of 400,000 shares of common stock, raising gross proceeds of approximately $6.5 million. In June 2007, the net proceeds of approximately $5.8 million were used to reduce the amount of its outstanding debt through the redemption of $6.2 million of its junior subordinated debentures. In June, 2008, the Company utilized a portion of the proceeds from a $4.9 million dividend from the Bank to purchase $1.5 million of fixed-rate trust preferred securities issued by the Company’ wholly owned statutory trust and to redeem the remaining $2.1 million of floating-rate subordinated debentures that were outstanding at September 30, 2007. As a result of such redemptions and purchases, the Company’s outstanding junior subordinated debt, as of September 30, 2008, was $11.6 million and its debt-to-equity ratio was less than 50%. Although the Company’s debt-to-equity ratio was below 50%, it does not anticipate resuming the payment of dividends until such time as the Company’s operating results improve.
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
     As a result of the supervisory agreement, the Bank hired a Chief Credit Officer (“CCO”) and, under the direction of the Board and the CCO, enhanced its credit review analysis, developed administrative procedures and adopted an asset classification system. The CCO was appointed Chief Lending Officer (“CLO”) during fiscal 2008 and has continued the process of enhancing the Bank’s loan department structure, in particular its commercial lending operations. The Bank continues to address these areas and to reduce the level of classified assets in order to be in full compliance with the terms of the supervisory agreements. At September 30, 2008, the Company believes it and the Bank are in full compliance with all the provisions of the supervisory agreements.

Lending Activities
     Loan Portfolio Composition. The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated (excluding loans held for sale).

	September 30,
	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:
Single-family	$145,626	48.53%	$139,888	46.40%	$144,760	42.76%	$149,237	46.64%	$163,907	50.87%
Multi-family and commercial	54,419	18.14	60,026	19.91	70,439	20.81	69,704	21.78	64,509	20.02
Construction and land	27,493	9.16	23,501	7.80	38,158	11.27	36,828	11.51	38,078	11.82
Home equity loans and lines of credit	55,246	18.41	57,808	19.17	59,319	17.52	46,748	14.61	43,621	13.54

Total real estate loans	282,784	94.24	281,223	93.28	312,676	92.36	302,517	94.54	310,115	96.25

Consumer:
Deposit	114	.04	142	.05	170	.05	112	.04	133	.04
Unsecured personal loans	627	.21	460	.15	538	.16	641	.20	629	.20
Other (1)	589	.20	602	.20	667	.20	623	.19	709	.21

Total consumer loans	1,330	.44	1,204	.40	1,375	.41	1,376	.43	1,471	.45

Commercial business loans	15,955	5.32	19,044	6.32	24,474	7.23	16,085	5.03	10,624	3.30

Total loans receivable(2)	300,069	100.00%	301,471	100.00%	338,525	100.00%	319,978	100.00%	322,210	100.00%

Less:
Loans in process	10,802		6,008		12,081		14,614		15,807
Deferred loan origination fees and discounts	(292)		(277)		(143)		(90)		116
Allowance for loan losses	3,453		3,322		3,367		3,475		2,039

Total loans receivable, net	$286,106		$292,418		$323,220		$301,979		$304,248

(1)	Consists primarily of credit card loans.

(2)	Does not include $0, $0, $1.3 million, $41,000 and $172,000 of loans held for sale at September 30, 2008, 2007, 2006, 2005 and 2004, respectively.

     Contractual Principal Repayments. The following table sets forth the scheduled contractual principal repayments of the Bank’s loans held to maturity at September 30, 2008. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments of the Bank’s loan portfolio held to maturity.

	Real Estate Loans
		Multi-family			Consumer and
		and	Construction		Commercial
	Single-family (1)	Commercial	and Land	Total	Business Loans	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$13,435	$7,000	$27,493	$47,928	$5,939	$53,867
After one year through three years	27,938	5,763	—	33,701	2,025	35,726
After three years through five years	26,496	6,323	—	32,819	1,260	34,079
After five years through ten years	66,149	11,625	—	77,774	3,094	80,868
After ten years through fifteen years	23,623	11,003	—	34,626	2,227	36,853
Over fifteen years	43,231	12,705	—	55,936	2,740	58,676

Total (2)	$200,872	$54,419	$27,493	$282,784	$17,285	$300,069

Interest rate terms on amounts due after one year:
Fixed				$148,026	$1,998	$150,024
Adjustable				86,829	9,349	96,178

Total (2)				$237,755	$11,347	$246,202

(1)	Includes home equity loans and lines of credit.

(2)	Does not include adjustments relating to loans in process, allowances for loan losses and deferred fee income and discounts.

     Scheduled contractual amortization of loans does not reflect the expected term of the Bank’s loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses which give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan rates are lower than rates on existing mortgage loans, due to refinancings of adjustable-rate and fixed-rate loans at lower rates. Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.
     Loan Origination, Purchase and Sale Activity. The following table shows the loan origination, purchase and sale activity of the Bank during the periods indicated.

	Year Ended September 30,
	2008	2007	2006
	(Dollars in thousands)
Gross loans at beginning of period(1)	$301,471	$339,859	$320,019

Loan originations for investment:
Real estate:
Residential	28,358	16,838	16,799
Commercial and multi-family	6,929	6,679	23,068
Construction	11,948	11,366	21,743
Home equity and lines of credit	22,026	30,106	41,592

Total real estate loans originated for investment	69,261	64,989	103,202
Consumer	3,398	1,953	3,265
Commercial business	12,497	18,979	32,424

Total loans originated for investment	85,156	85,921	138,891
Loans originated for resale	1,444	271	6,063

Total originations	86,600	86,192	144,954

Deduct:
Principal loan repayments and prepayments	(86,313)	(122,505)	(116,316)
Transferred to real estate owned	—	—	(2,700)
Charge-offs	(245)	(470)	(1,328)
Loans sold in secondary market	(1,444)	(1,605)	(4,770)

Subtotal	(88,002)	(124,580)	(125,114)

Net (decrease) increase in loans(1)	(1,402)	(38,388)	19,840

Gross loans at end of period(1)	$300,069	$301,471	$339,859

(1)	Includes loans held for sale of $0, $1.3 million and $41,000, at September 30, 2008, 2007, and 2006, respectively.
     The residential lending activities of the Bank are subject to written underwriting standards and loan origination procedures established by the Bank’s Board of Directors and management. Loan applications may be taken at all of the Bank’s branch offices by the branch manager or other designated loan officers. Applications for single-family residential mortgage loans for portfolio retention are obtained predominately through loan originators who are employees of the Bank. The Bank’s residential loan originators will take loan applications outside of the Bank’s offices at the customer’s convenience and are compensated on a commission basis. The Residential Lending Department supervises the process of obtaining credit reports, appraisals and other documentation involved with the origination of a loan. In most cases, the Bank requires that a property appraisal be obtained in connection with all new first mortgage loans. Generally, appraisals are not required on home equity loans below $250,000 because alternative means of valuation are used (i.e., tax assessments, home value estimators). Property appraisals generally are performed by an independent appraiser selected from a list approved by the Bank’s Board of Directors. The Bank requires that title insurance (other than with respect to home equity loans) and hazard insurance be maintained on all security properties and that flood insurance be maintained if the property is within a designated flood plain.

     Residential mortgage loan applications are primarily developed from referrals from real estate brokers and builders, existing customers and walk-in customers. Commercial and multi-family real estate loan applications are obtained primarily from previous borrowers, direct solicitations by Bank personnel, as well as referrals. Consumer loans originated by the Bank are obtained primarily through existing and walk-in customers who have been made aware of the Bank’s programs by advertising and other means.
     Applications for single-family residential mortgage loans which may be originated for resale in the secondary market or loans designated for portfolio retention that conform to the requirements for resale into the secondary market and do not exceed Fannie Mae (“FNMA”) or Freddie Mac (“FHLMC”) limits are approved by at least one of the following: the Bank’s CLO, the Senior Mortgage Loan Underwriter or the Loan Committee (a committee comprised of four directors and the Chief Credit Officer). Residential mortgage loans in excess of FNMA/FHLMC maximum amounts (currently $420,000 for single-family properties in the Bank’s market area) but less than $1.0 million must be approved by the Loan Committee. Commercial and multi-family residential real estate mortgage loans in excess of $250,000 and all construction loans must be approved by the Loan Committee. All mortgage loans in excess of $1.0 million must be approved by the Bank’s Board of Directors or the Executive Committee thereof. All mortgage loans which do not require approval by the Board of Directors are submitted to the Board at its next meeting for review and ratification. Home equity loans and lines of credit up to $250,000 can be approved by the Chief Credit Officer, the Vice President of Construction Loans or the Administrative Vice President of Residential Lending. Loans in excess of such amount must be approved by the Loan Committee.
     Single-Family Residential Loans. Substantially all of the Bank’s single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the Department of Veterans Affairs. The vast majority of the Bank’s single-family residential mortgage loans are secured by properties located in Pennsylvania, primarily in Delaware and Chester Counties, and are originated under terms and documentation which permit their sale to FHLMC or FNMA. During fiscal 2008, although the Bank experienced some easing in the interest rate compression that had affected it during the prior fiscal year, the Bank continued its election to retain most of the newly originated 30-year term fixed-rate residential mortgage loans in its portfolio. The Bank will also continue to retain its adjustable-rate mortgage loans and shorter term fixed-rate residential mortgage loans. See “- Mortgage-Banking Activities.”
     The single-family residential mortgage loans offered by the Bank currently consist of fixed-rate loans, including bi-weekly and balloon loans and adjustable-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortized with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank’s fixed-rate loans are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as FHLMC or FNMA, and other purchasers in the secondary mortgage market. The Bank also offers bi-weekly loans under the terms of which the borrower makes payments every two weeks. Although such loans have a 30-year amortization schedule, due to the bi-weekly payment schedule, such loans repay substantially more rapidly than a standard monthly amortizing 30-year fixed-rate loan. The Bank also offers five and seven year balloon loans which provide that the borrower can conditionally renew the loan at the fifth or seventh year at a then to-be-determined interest rate for the remaining 25 or 23 years, respectively, of the amortization period. At September 30, 2008, $123.3 million, or 84.7% of the Bank’s single-family residential mortgage loans held in portfolio were fixed-rate loans, including $7.0 million of bi-weekly, fixed-rate residential mortgage loans.
     The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three or five years in accordance with a designated index, such as U.S. Treasury obligations, adjusted to a constant maturity (“CMT”), plus a stipulated margin. The Bank’s adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a maximum adjustment limit of 6% on any such increase or decrease over the life of the loan. In order to increase the originations of adjustable-rate loans, the Bank has been originating loans which bear a fixed interest rate for a period of three to five years after which they convert to one-year adjustable-rate loans. The Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization. Although the Bank does offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year CMT are underwritten using methods approved by FHLMC or FNMA which require borrowers to be qualified at 2% above the discounted loan rate under certain conditions. The Bank has taken steps to increase the amount of such loans originated in recent years, but with limited success due to limited interest by consumers due to the low interest rate environment that existed prior to fiscal 2006. At September 30, 2008, $22.3 million, or 15.3%, of the Bank’s single-family residential mortgage loans held in portfolio were adjustable-rate loans.
     For conventional residential mortgage loans held in portfolio and also for those loans originated for sale in the secondary market, the Bank’s maximum loan-to-value (“LTV”) ratio is 97%, and is based on the lesser of sales price or appraised value. On loans with a LTV ratio of over 80%, private mortgage insurance may be required to be obtained or the Bank, on occasion, may lend the excess as a home equity loan.
     Commercial and Multi-Family Residential Real Estate Loans. During fiscal 2008 and 2007, the Bank decreased its investment in commercial and multi-family residential loans due to the Company’s self-imposed curtailment of such lending activity while implementing substantially enhanced credit review and administration infrastructure. The limited amount of such loans being originated during fiscal 2008 and 2007 were being made primarily to small- and medium-sized businesses located in the Bank’s primary market area, a segment of the market that the Bank believes has continued to be underserved in recent years. However, with the recent improvements in procedures and processes in place, combined with the addition of a seasoned commercial lender and other personnel, the Company intends to re-emphasize this lending area. Loans secured by commercial and multi-family residential real estate amounted to $54.4 million, or 18.1%, of the Bank’s total loan portfolio, at September 30, 2008. The Bank’s commercial and multi-family residential real estate loans are secured primarily by professional office buildings, small retail establishments, warehouses and apartment buildings (with 36 units or less) located in the Bank’s primary market area.
     The Bank’s adjustable-rate multi-family residential and commercial real estate loans generally are either three or five-year adjustable-rate loans indexed to the CMT plus a margin. In addition, depending on collateral value and strength of the borrower, fixed-rate balloon loans and longer term fixed-rate loans may be originated. Generally, fees of up to 1% of the principal loan balance are charged to the borrower upon closing. Although terms for multi-family residential and commercial real estate loans may vary, the Bank’s underwriting standards generally provide for terms of up to 20 years with amortization of the principal over the term of the loan and LTV ratios of not more than 75%. Generally, the Bank obtains personal guarantees of the principals of the borrower as additional security for any commercial real estate and multi-family residential loan and requires that the borrower have at least a 25% equity investment in the property which is the subject of the loan.
     The Bank evaluates various aspects of commercial and multi-family residential real estate loan transactions in an effort to mitigate risk to the extent possible. In underwriting these loans, consideration is given to the stability of the property’s cash flow history, future operating projections, current and projected occupancy, position in the market, location and physical condition. In recent periods, the Bank has generally imposed a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 120%. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower and guarantor, if applicable. An appraisal report is prepared by a state-licensed and certified appraiser (generally an appraiser who is qualified as a Member of the Appraisal Institute (“MAI”)) commissioned by the Bank to substantiate property values for every commercial real estate and multi-family loan transaction. All appraisal reports are reviewed by the commercial loan underwriter prior to the closing of the loan.
     Multi-family residential and commercial real estate lending entails different and significant risks when compared to single-family residential lending because such loans often involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower’s business. These risks also can be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. The Bank attempts to minimize its risk exposure by limiting such lending to proven owners, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and periodically monitoring the operation and physical condition of the collateral. See “-Asset Quality - Non-performing Assets”, for further discussion of the Bank’s non-performing loans.
     Construction Loans. Substantially all of the Bank’s construction loans consist of loans for acquisition and development of properties to construct single-family properties extended either to individuals or to selected developers with whom the Bank is familiar to build such properties on a pre-sold or limited speculative basis.
     To a lesser extent, the Bank provides financing for construction to permanent commercial real estate properties. Commercial construction loans have a maximum term of 24 months during the construction period with interest based upon the prime rate published in the Wall Street Journal (“Prime Rate”) plus a margin and have LTV ratios of 80% or less of the appraised value of the project upon completion. The loans convert to permanent commercial real estate loans upon completion of construction. With respect to construction loans to individuals, such loans have a maximum term of

12 months, have variable rates of interest based upon the Prime Rate plus a margin and have LTV ratios of 80% or less of the appraised value of the property upon completion and generally do not require the amortization of principal during the term. Upon completion of construction, the borrower is required to refinance the loan although the Bank may be the lender of the permanent loan secured by the property.
     The Bank also provides construction loans (including acquisition and development loans) and revolving lines of credit to developers. The majority of construction loans consists of loans to selected local developers with whom the Bank is familiar and who build single-family dwellings on a pre-sold or, to a significantly lesser extent, on a speculative basis. The Bank generally limits to two the number of unsold units that a developer may have under construction in a project. Such loans generally have terms of 36 months or less, generally have a maximum LTV ratio of 75% of the appraised value of the property upon completion and do not require the amortization of the principal during the term. The loans are made with variable rates of interest based on the Prime Rate plus a margin adjusted on a monthly basis. The Bank also receives origination fees that generally range from 0.5% to 3.0% of the amount of the loan commitment. The borrower is required to fund a portion of the project’s costs, the exact amount being determined on a case-by-case basis but usually not less than 25%. Loan proceeds are disbursed by percentage of completion of the cost of the project after inspections indicate that such disbursements are for costs already incurred and which have added to the value of the project. Only interest payments are due during the construction phase and the Bank may provide the borrower with an interest reserve from which it can pay the stated interest due thereon.
     At September 30, 2008, residential construction loans totaled $18.6 million, or 6.2%, of the total loan portfolio, primarily consisting of construction loans to developers.
     The Bank also originates ground or land loans to individuals to purchase a property on which they intend to build their primary residences, as well as to developers to purchase lots to build speculative homes at a later date. Such loans have terms of 36 months or less with a maximum LTV ratio of 75% of the lower of appraised value or sale price. The loans are made with variable rates based on the Prime Rate plus a margin. The Bank also receives origination fees, which generally range between 1.0% and 3.0% of the loan amount. At September 30, 2008, land loans (including loans to acquire and develop land) totaled $8.9 million, or 3.0%, of the total loan portfolio.
     At September 30, 2008, loans to developers included both secured and unsecured lines of credit (which are classified as commercial business loans) with outstanding commitments totaling $730,000. All have personal guarantees of the principals and are cross-collateralized with existing loans. At September 30, 2008, loans outstanding under builder lines of credit totaled $500,000, all of which were unsecured. Such loans are only given to the Bank’s most creditworthy long standing customers.
     Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property by an appraiser approved by the Board of Directors. In addition, during the term of the construction loan, the project is inspected by an independent inspector.
     Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project, when completed, having a value which is insufficient to assure full repayment. Loans on lots may run the risk of adverse zoning changes as well as environmental or other restrictions on future use.

     Home Equity Loans and Lines of Credit. Home equity loans and home equity lines of credit are secured by the underlying equity in the borrower’s primary residence or, occasionally, other types of real estate. Home equity loans are amortizing loans with fixed interest rates with a maximum term of 20 years while equity lines of credit have adjustable interest rates indexed to the Prime Rate with a term of 10 years and interest-only payments. Generally home equity loans or home equity lines of credit do not exceed $100,000. The Bank’s home equity loans and lines of credit generally require combined LTV ratios of 80% or less. Loans with higher LTV ratios are available but with higher interest rates and stricter credit standards. At September 30, 2008, home equity loans and lines of credit amounted to $55.2 million, or 18.4%, of the Bank’s total loan portfolio.
     Commercial Business Loans. The Bank’s strategic plan focuses the growth of its commercial business loan portfolio by granting such loans directly to business enterprises that are located in its market area. The majority of such loans are for less than $1.0 million. The Bank actively targets and markets this product to small- and medium-sized businesses. Applications for commercial business loans are obtained from existing commercial customers, branch and customer referrals, direct inquiry and the new business development efforts of the Bank’s staff. As of September 30, 2008, commercial business loans amounted to $16.0 million, or 5.3%, of the Bank’s total loan portfolio. The commercial business loans consist of a limited number of commercial lines of credit secured by equipment and securities, some working capital financings secured by accounts receivable and inventory and, to a limited extent, unsecured lines of credit. Commercial business loans originated by the Bank ordinarily have terms of five years or less and fixed rates or adjustable rates tied to the Prime Rate plus a margin.
     Although commercial business loans generally are considered to involve greater credit risk than certain other types of loans, management intends to continue to offer commercial business loans to small- and medium-sized businesses in an effort to better serve our community’s needs, obtain core non-interest-bearing deposits and increase the Bank’s interest rate spread, improve interest rate sensitivity and improve the Bank’s profitability. See “-Asset Quality” for discussion of the Bank’s non-performing and classified assets.
     Consumer Lending Activities. The Bank also offers a variety of consumer loans in order to provide a full range of retail financial services to its customers. At September 30, 2008, $1.3 million, or 0.4%, of the Bank’s total loan portfolio was comprised of consumer loans. The Bank originates substantially all of such loans in its market area. At September 30, 2008, the Bank’s consumer loan portfolio was comprised of credit card, deposit, automobile, unsecured personal loans and other consumer loans. The Bank’s credit card program is primarily offered to only the Bank’s most creditworthy customers. At September 30, 2008, these loans totaled $563,000, or 0.19%, of the total loan portfolio. Another component of the consumer loan portfolio is unsecured loans amounting to $627,000, or 0.21%, of the Bank’s loan portfolio at September 30, 2008.
     Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.
     Mortgage-Banking Activities. Due to customer preference for fixed-rate loans, the Bank has continued to originate fixed-rate loans. Long-term (generally 30 years) fixed-rate loans not taken into portfolio for asset/liability purposes are sold into the secondary market. The Bank’s net gain on sales of single-family residential loans amounted to $9,000, $0 and $24,000 during the fiscal years ended September 30, 2008, 2007 and 2006, respectively. The Bank retained, in its portfolio, the majority of its long-term (generally 30 years) fixed-rate loans originated during fiscal 2008. The Bank did not have any single-family residential loans held for sale at September 30, 2008 and 2007.

     The Bank’s conforming mortgage loans sold to others are sold, generally with servicing retained, on a loan-by-loan basis primarily to FHLMC or FNMA. A period of less than five days generally elapses between the closing of the loan by the Bank and its purchase by the investor. Mortgages with established interest rates generally will decrease in value during periods of increasing interest rates. Accordingly, fluctuations in prevailing interest rates may result in a gain or loss to the Bank as a result of adjustments to the carrying value of loans held for sale or upon sale of loans. The Bank attempts to protect itself from these market fluctuations through the use of forward commitments entered into at the same time of the commitment by the Bank of a loan rate to the borrower. These commitments are mandatory delivery contracts with the purchaser, generally FHLMC or FNMA, within a certain time frame and within certain dollar amounts by a price determined at the commitment date. Market risk does exist as non-refundable points paid by the borrower may not be sufficient to offset fees associated with closing the forward commitment contract.
     Loan Origination Fees and Servicing. Borrowers may be charged an origination fee, which is a percentage of the principal balance of the loan. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” the various fees, net of costs, received by the Bank in connection with the origination of loans are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. However, when such loans are sold, the remaining unamortized fees (which are all or substantially all of such fees due to the relatively short period during which such loans are held) are recognized as income on the sale of loans held for sale.
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

	September 30,
	2008	2007	2006
	(Dollars in thousands)
Loans originated by the Bank and serviced for:
FNMA	$446	$491	$544
FHLMC	42,119	46,193	50,290
Others	278	295	311

Total loans serviced for others	$42,843	$46,979	$51,145

     The Bank receives fees for servicing mortgage loans, which generally amount to 0.25% per annum on the declining principal balance of mortgage loans. Such fees serve to compensate the Bank for the costs of performing the servicing function. Other sources of loan servicing revenues include late charges. The Bank retains a portion of funds received from borrowers on the loans it services for others in payment of its servicing fees received on loans serviced for others. For fiscal years ended September 30, 2008, 2007 and 2006, the Bank earned gross fees of $114,000, $124,000 and $139,000, respectively, from loan servicing.
     Loans-to-One Borrower Limitations. Regulations impose limitations on the aggregate amount of loans that a savings institution could make to any one borrower, including related entities. Under such regulations, the permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 2008, the Bank’s five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $4.9 million to $7.3 million. The Bank’s loans-to-one borrower limit was $7.3 million at such date.

Asset Quality
     General. As a part of the Bank’s ongoing efforts to improve its asset quality, it has developed and implemented an asset classification system. All of the Bank’s assets are subject to review under the classification system, but particular emphasis is placed on the review of multi-family residential and commercial real estate loans, construction loans and commercial business loans. All assets of the Bank are periodically reviewed and the classification recommendations submitted to the Asset Quality Review Committee. The Asset Quality Review Committee is composed of the Chief Executive Officer, the Chief Financial Officer, Chief Lending Officer, the Vice President of Loan Administration, the Internal Auditor and the Vice President of Construction Lending and meets at least monthly. All assets are placed into one of the five following categories: pass, special mention, substandard, doubtful and loss. A rating system was implemented which provides for the grading of assets as follows: 1-6 as pass, 7 as special mention and 8, 9 and 10 as an adverse classification (substandard, doubtful and loss, respectively). Loans classified as “pass” are then placed into one of the six grades based on objective underwriting criteria. See “- Non-Performing Assets” and “- Other Classified Assets” for a discussion of certain of the Bank’s assets which have been classified as substandard and regulatory classification standards generally.
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
     Under accounting principles generally accepted in the United States of America (“GAAP”), the Bank is required to account for certain loan modifications or restructurings as “troubled debt restructurings” under SFAS No. 15. In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider under current market conditions. Debt restructuring or loan modifications for a borrower do not necessarily always constitute troubled debt restructuring, however, and troubled debt restructuring does not necessarily result in non-accrual loans.
     Delinquent Loans. The following table sets forth information concerning delinquent loans at the dates indicated, in dollar amounts and as a percentage of each category of the Bank’s loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

	At September 30, 2008		At September 30, 2007
	30 to 59	60 to 89	30 to 59	60 to 89
	days	days	days	days
	overdue	overdue	overdue	overdue

Real estate loans:
Single-family residential	$9	$250	$159	$—
Commercial and multi-family	—	137	220	—
Home equity	127	39	227	—
Construction	824	1,407	—	—
Consumer loans	4	—	5	17
Commercial business loans	—	267	881	1,261

Total	$964	$2,100	$1,492	$1,278

     Non-performing Assets. The following table sets forth the amounts and categories of the Bank’s non-performing assets at the dates indicated.

	September 30,
	2008	2007	2006	2005		2004
	(Dollars in thousands)
Non-performing loans:

Single-family residential	$297	$174	$189	$378		$623
Commercial and multi-family(1)	—	1,148	—	3,337	(2)	—
Construction(3)	—	—	—	—		770
Home equity and lines of credit	237	274	47	60		243
Consumer	8	—	4	5		6
Commercial business	443	26	26	500	(2)	—

Total non-accrual loans	985	1,622	266	4,280		1,642

Accruing loans more than 90 days delinquent (4)	1,435	3,063	11	772		391

Total non-performing loans	2,420	4,685	277	5,052		2,033

Real estate owned	—	—	2,450	760		1,229

Total non-performing assets	$2,420	$4,685	$2,727	$5,812		$3,262

Total non-performing loans as a percentage of gross loans receivable(5)	0.84%	1.55%	0.08%	1.65%		0.66%

Total non-performing assets as a percentage of total assets	0.46%	0.89%	0.52%	1.12%		0.57%

(1)	Consisted of two loans to the same borrower at September 30, 2007 and one loan at September 30, 2005 which became real estate owned during fiscal 2006. The loans to the same borrower as of September 30, 2007 were repaid in full subsequent to September 30, 2007.

(2)	Loans extended to the same borrower. The commercial business loan to the borrower was charged off in full in connection with the transfer to real estate owned of the property in 2006. The property was sold during the fiscal year ended September 30, 2007.

(3)	Consisted of one single-family residential construction loan at September 30, 2004.

(4)	Consisted of 10 loans at September 30, 2008 (see below), 11 loans at September 30, 2007, three credit card accounts at September 30, 2006, four loans at September 30, 2005 of which a $770,000 construction loan returned to current status subsequent to September 30, 2005, and six loans at September 30, 2004.

(5)	Includes loans receivable and loans held for sale, less construction and land loans in process and deferred loan origination fees and discounts.
     The $297,000 of non-performing single-family residential loans at September 30, 2008 consisted of four loans with principal balances ranging from $45,000 to $114,000, with an average balance of approximately $74,000. Included within the four loans is one loan of $60,000 to a credit impaired borrower.
     The $443,000 of non-performing commercial business loans at September 30, 2008 is comprised of the Bank’s unguaranteed portion of a Small Business Administration (“SBA”) loan to a local small business. The loan has been restructured to provide for interest-only payments. The interest payments are applied to reduce principal with no interest income being recognized on the loan until and unless the loan reverts to its original terms of an amortizing term loan. The loan, due to the revisions, is classified as a troubled debt restructuring.
     The $237,000 of non-performing home equity and lines of credit at September 30, 2008 consisted of two loans with principal balances of $47,000 and $190,000.

     Loans 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule amounted to $1.4 million and were comprised of two residential construction loans for land totaling $584,000, one residential construction loan of $121,000, one construction line of credit of $500,000, and four commercial business loans aggregating $227,000 ranging from $36,000 to $80,000. All these loans exceeded their contractual maturity and continue to pay in accordance with their terms otherwise. The principal balance of the loans is included in the accruing loans past due 90 days or more category of non-performing assets.
     Other Classified Assets. Federal banking regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are four classifications for problem assets: “substandard,” “doubtful,” “loss” and “special mention.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss.
     In connection with the OTS examination in the fall of 2006, the Company reviewed its asset classifications resulting in a substantial increase in its criticized and classified assets. At September 30, 2008, the Bank had $11.9 million of assets classified as substandard, no assets classified as either doubtful or loss, and $2.3 million identified as special mention. A substantial majority of the assets classified as substandard consists of commercial business and commercial real estate loans.
     Allowance for Loan Losses. The Bank’s policy is to establish reserves for estimated losses on delinquent loans when it determines that losses are probable. The allowance for losses on loans is maintained at a level believed by management to cover all known and inherent losses in its loan portfolio. Management’s analysis of the adequacy of the allowance is based on an evaluation of the loan portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. The level of allowance for loan losses decreased slightly in both fiscal 2007 and 2008 due to the Bank’s evaluation of its estimate including, among other things, an analysis of delinquency trends, non-performing loan trends, the levels of charge-offs and recoveries, the decreased level of special mention assets, prior loss experience, the decreased amount of total loans outstanding, the reduced volume of loan originations in construction, commercial real estate and business loans, the value and the nature of the collateral securing loans, the number of loans requiring heightened management oversight, general economic conditions, particularly as they relate to the Company’s primary market area and trends in market rates of interest. The Company’s primary banking regulator periodically reviews the Company’s allowance for loan losses as an integral part of the examination. As shown in the table below, at September 30, 2008, the Bank’s allowance for loan losses amounted to 142.7% and 1.2 % of the Bank’s non-performing loans and gross loans receivable, respectively.

     Management of the Company presently believes that its allowance for loan losses is adequate to cover all known and inherent losses that are both probable and reasonably estimable in the Bank’s loan portfolio as of the dates presented. However, future adjustments to this allowance may be necessary, and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in making its determinations in this regard. The following table provides information regarding the changes in the allowance for loan losses and other selected statistics for the periods presented.

	Year Ending September 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Allowance for loan losses, beginning of period	$3,322	$3,367	$3,475	$2,039	$1,986
Charged-off loans:
Single-family residential	—	(21)	(50)	(26)	—
Multi-family and commercial	(220)	—	(637)	—	(62)
Consumer and commercial business	(25)	(449)	(641)	(318)	(259)

Total charged-off loans	(245)	(470)	(1,328)	(344)	(321)

Recoveries on loans previously charged-off:
Single-family residential	—	20	—	—	35
Multi-family and commercial	57	—	3	—	32
Consumer and commercial business	23	30	11	—	7

Total recoveries	80	50	14	—	74

Net loans charged-off	(165)	(420)	(1,314)	(344)	(247)
Provision for loan losses	296	375	1,206	1,780	300

Allowance for loan losses, end of period	$3,453	$3,322	$3,367	$3,475	$2,039

Net loans charged-off to average loans outstanding(1)	0.06%	0.13%	0.42%	0.11%	0.08%

Allowance for loan losses to adjusted gross loans receivable(1)	1.19%	1.12%	1.03%	1.14%	0.67%

Allowance for loan losses to total non-performing loans	142.67%	70.91%	1,215.61%	68.79%	100.30%

Net loans charged-off to allowance for loan losses	4.78%	12.64%	39.03%	9.90%	12.11%

Recoveries to charge-offs	32.38%	10.64%	1.05%	0.00%	23.05%

(1)	Adjusted gross loans receivable and average loans outstanding include loans receivable as well as loans held for sale, less construction and land loans in process and deferred loan origination fees and discounts.

     The following table presents the Bank’s allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated:

	September 30,
	2008		2007		2006		2005		2004
		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each		in Each		in Each
		Category to		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)
Single-family residential	$554	48.53%	$329	46.40%	$326	42.76%	$695	46.64%	$700	50.87%
Commercial and multi- family residential	970	18.14	1,441	19.91	1,346	20.81	1,888	21.78	446	20.02
Construction and land	255	9.16	104	7.80	129	11.27	383	11.51	467	11.82
Home equity	422	18.41	216	19.17	122	17.52	62	14.61	57	13.54
Consumer	65	.44	85	.40	85	.41	10	.43	11	.45
Commercial business	1,106	5.32	861	6.32	1,072	7.23	370	5.03	70	3.30
Unallocated	81	—	286	—	287	—	67	—	288	—

Total allowance for loan losses	$3,453	100.00%	$3,322	100.00%	$3,367	100.00%	$3,475	100.00%	$2,039	100.00%

Mortgage-Related and Investment Securities
     Mortgage-Related Securities. Federally chartered savings institutions have authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally insured banks and savings associations, certain bankers’ acceptances and federal funds. Subject to various restrictions, federally chartered savings institutions also may invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly.
     The Bank maintains a significant portfolio of mortgage-related securities (including mortgage-backed securities and collateralized mortgage obligations (“CMOs”) as a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and with limited credit risk of default which arises in holding a portfolio of loans to maturity. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family residential mortgages. The principal and interest payments on mortgage-backed securities are passed from the mortgage originators, as servicer, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include FHLMC, FNMA and the Government National Mortgage Association (“GNMA”). The Bank also invests in certain privately issued, credit enhanced mortgage-related securities rated AAA by national securities rating agencies.
     FHLMC is a public corporation chartered by the U.S. Government. FHLMC issues participation certificates backed principally by conventional mortgage loans. FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because FHLMC and FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. In September 2008, the Federal Housing Finance Agency was appointed as conservator of FHLMC and FNMA. The U.S. Department of the Treasury agreed to provide capital as needed to ensure that FHLMC and FNMA continue to provide liquidity to the housing and mortgage markets. GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by Federal Housing Administration (“FHA”) guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because FHLMC, FNMA and GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs which is currently $420,000 (for single-family dwellings).
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

     The Bank’s mortgage-related securities include regular interests in CMOs. CMOs were developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be (but is not required to be) collateralized by loans or securities which are insured or guaranteed by FNMA, FHLMC or the GNMA. In contrast to pass-through mortgage-related securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.
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
     Mortgage-related securities generally bear yields which are less than those of the loans which underlie such securities because of their payment guarantees or credit enhancements which reduce credit risk to nominal levels. However, mortgage-related securities are more liquid than individual mortgage loans and may be used to collateralize certain obligations of the Bank. At September 30, 2008, $37.8 million of the Bank’s mortgage-related securities were pledged to secure various obligations of the Bank, treasury tax and loan processing and as collateral for certain municipal deposits.
     The Bank’s mortgage-related securities are classified as either “held to maturity” or “available for sale” based upon the Bank’s intent and ability to hold such securities to maturity at the time of purchase, in accordance with GAAP. As of September 30, 2008, the Bank had an aggregate of $128.3 million, or 24.6%, of total assets invested in mortgage-related securities, net, of which $25.3 million was held to maturity and $103.0 million was available for sale. The Company’s investment strategy is to maintain the portfolio to complement the asset-liability structure of the Company. The Company’s strategy during fiscal 2008 was to reinvest its cash flows from held to maturity portfolio into its available for sale portfolio in order to provide flexibility and liquidity in the Company as part of its asset-liability management. The mortgage-related securities of the Bank which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a level yield method, while mortgage-related securities available for sale are carried at the current fair value. See Notes 2 and 4 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

     The following table sets forth the composition of the Bank’s available for sale (at fair value) and held to maturity (at amortized cost) mortgage-related securities portfolios at the dates indicated.

	September 30,
	2008		2007		2006
	(Dollars in thousands)
Available for sale:

Mortgage-backed securities:
FHLMC	$34,803		$15,511		$7,224
FNMA	42,000		31,504		27,597
GNMA	1,679		2,181		2,906

Total mortgage-backed securities	78,482		49,196		37,727

Collateralized mortgage obligations:
FHLMC	3,908		4,703		5,582
FNMA	2,226		2,709		3,231
Other	18,361	(1)	22,570	(2)	23,490	(3)

Total collateralized mortgage obligations	24,495		29,982		32,303

Total mortgage-related securities	$102,977		$79,178		$70,030

Held to maturity:

Mortgage-backed securities:
FHLMC	$9,776		$11,957		$14,376
FNMA	15,582		19,289		23,826

Total mortgage-backed securities	25,358		31,246		38,202

Collateralized mortgage obligations:
FNMA	1		48		153

Total collateralized mortgage obligations	1		48		153

Total mortgage-related securities, amortized cost	$25,359		$31,294		$38,355

Total fair value(4)	$25,204		$30,511		$37,163

(1)	Includes “AAA” rated securities of AMAC, Bank of America, Countrywide Home Loans, Credit Suisse First Boston, First Horizon Securities, GSR, MastrAsset, Structured Asset Securities, Washington Mutual and Wells Fargo with book values of $2.3 million, $195,000, $1.9 million, $1.1 million, $2.5 million, $811,000, $1.4 million, $157,000, $3.2 million and $5.7 million, respectively, and fair values of $2.3 million, $197,000, $1.8 million, $1.1 million, $2.4 million, $788,000, $1.3 million, $155,000, $3.0 million and $5.3 million, respectively, as of September 30, 2008.

(2)	Includes “AAA” rated securities of AMAC, Bank of America, Countrywide Home Loans, Credit Suisse First Boston, First Horizon Securities, GSR, MastrAsset, Structured Asset Securities, Washington Mutual and Wells Fargo with book values of $3.0 million, $312,000, $2.2 million, $1.3 million, $2.8 million, $1.0 million, $1.6 million, $463,000, $3.9 million and $6.5 million, respectively, and fair values of $2.9 million, $311,000, $2.1 million, $1.2 million, $2.8 million, $988,000, $1.6 million, $465,000, $3.8 million and $6.4 million, respectively, as of September 30, 2007.

(3)	Includes “AAA” rated securities of AMAC, Bank of America, Countrywide Home Loans, Credit Suisse First Boston, GSR, MastrAsset, Structured Asset Securities, Washington Mutual and Wells Fargo with book values of $3.6 million, $429,000, $2.6 million, $1.4 million, $1.2 million, $2.0 million, $604,000, $4.7 million and $7.5 million, respectively, and fair values of $3.5 million, $426,000, $2.5 million, $1.4 million, $1.2 million, $1.9 million, $602,000, $4.6 million and $7.3 million, respectively, as of September 30, 2006.

(4)	See Note 4 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

     The following table sets forth the purchases, sales and principal repayments of the Bank’s mortgage-related securities for the periods indicated.

	Year Ended September 30,
	2008	2007	2006
	(Dollars in thousands)
Mortgage-related securities, beginning of period(1)(2)	$110,472	$108,385	$114,181

Purchases:
Mortgage-backed securities — available for sale	41,625	18,934	18,353
Mortgage-backed securities — held to maturity	—	—	—
CMOs — available for sale	—	2,979	—
Sales:
Mortgage-backed securities — available for sale	—	—	—
CMOs — available for sale	—	—	(1,709)
Repayments and prepayments:
Mortgage-backed securities	(18,549)	(14,506)	(15,510)
CMOs	(5,076)	(5,563)	(6,410)
Decrease in net premium	(36)	(120)	(241)
Change in net unrealized loss on mortgage-related securities available for sale	(100)	363	(279)

Net increase (decrease) in mortgage-related securities	17,864	2,087	(5,796)

Mortgage-related securities, end of period(1) (2)	$128,336	$110,472	$108,385

(1)	Includes both mortgage-related securities available for sale and held to maturity.

(2)	Calculated at amortized cost for securities held to maturity and at fair value for securities available for sale.
     At September 30, 2008, the estimated weighted average maturity of the Bank’s fixed-rate mortgage-related securities was approximately 4.4 years. The actual maturity of a mortgage-backed security is generally less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the securities, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rates of the underlying mortgages exceed the prevailing market interest rates offered for mortgage loans, refinancings generally increase and accelerate the prepayment rate of the underlying mortgages and the related securities. Conversely, during periods of increasing mortgage interest rates, if the coupon rates of the underlying mortgages are less than the prevailing market interest rates offered for mortgage loans, refinancings generally decrease and decrease the prepayment rate of the underlying mortgages and the related securities.

     Investment Securities. The following table sets forth information regarding the carrying and fair value of the Company’s investment securities, both held to maturity and available for sale, at the dates indicated.

	At September 30,
	2008		2007		2006
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
	(Dollars in thousands)
FHLB stock	$6,995	$6,995	$6,338	$6,338	$6,233	$6,233
U.S. Government and agency obligations	2,972	2,972	5,951	5,951	1,976	1,976
Municipal obligations	7,238	7,254	4,372	4,382	13,365	13,376
Corporate bonds	10,066	10,066	11,237	11,237	10,769	10,769
Mutual funds	8,571	8,571	9,888	9,888	8,952	8,952
Other equity investments	953	953	1,092	1,092	1,581	1,581

Total	$36,795	$36,811	$38,878	$38,888	$42,876	$42,887

     Included in the Company’s reporting of results of operations for the three and twelve months ending September 30, 2008, was an announcement that the Company’s investments in one corporate bond and two mutual funds aggregating $9.6 million, included in the table above, were impaired as a result of the Company’s determination that declines in their fair market values were other than temporary. As a result of this determination, the Company recognized a $1.9 million, before tax, charge, which was recorded as a reduction to other non-interest income.
     Management believes the remaining unrealized losses on investment securities are the result of the current volatility in interest rates and turmoil in the capital and debt markets. Fair values for certain corporate debt securities were determined utilizing discounted cash flow models, due to the absence of a current market to provide reliable market quotes for the instruments.
     At September 30, 2008, the Company had an aggregate of $36.8 million, or 7.0%, of its total assets invested in investment securities, of which $7.0 million consisted of FHLB stock, $26.5 million was investment securities available for sale and $3.3 million was investment securities held to maturity. Included in U.S. Government and agency obligations are two callable bonds with an average remaining term of approximately 11 years. The Bank’s investment securities (excluding mutual funds, equity securities and FHLB stock) had a weighted average maturity to the call date of 5.3 years and a weighted average yield of 5.67%.
Sources of Funds
     General. The Bank’s principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through the Bank’s branch offices. The Bank also derives funds from contractual payments and prepayments of outstanding loans and mortgage-related securities, from sales of loans, from maturing investment securities and from advances from the FHLBank Pittsburgh (“FHLB”) and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. The Bank uses borrowings to supplement its deposits as a source of funds.
     Deposits. The Bank’s current deposit products include passbook accounts, NOW accounts, MMDAs, certificates of deposit ranging in terms from 30 days to five years and non-interest-bearing personal and business checking accounts. The Bank’s deposit products also include Individual Retirement Account (“IRA”) certificates and Keogh accounts.
     The Bank’s deposits are obtained primarily from residents in Delaware and Chester Counties in southeastern Pennsylvania. The Bank attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient branch office locations and service hours. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print media, radio advertising and direct mailings. However, the Bank does not solicit funds through deposit brokers nor does it pay any brokerage fees if it accepts such deposits.

     In accordance with the Bank’s business strategy of increasing lower costing deposits, the Bank has been competitive in the types of accounts and interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. During fiscal 2008, the Bank’s deposits decreased $22.8 million, or 6.5%, from $353.7 million at September 30, 2007 to $330.9 million at September 30, 2008. The decrease in deposits resulted from a $26.4 million, or 14.0%, decrease in certificates of deposits, partially offset by a $3.6 million, or 2.2%, increase in core deposits (which consist of passbook, money market, NOW and non-interest bearing accounts). Core deposits amounted to $168.8 million or 51.0% of the Bank’s total deposits at September 30, 2008.
     The following table shows the distribution of, and certain information relating to, the Bank’s deposits by type of deposit as of the dates indicated.

	September 30,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Passbook	$34,796	10.52%	$37,369	10.57%	$41,708	11.62%
MMDA	43,572	13.17	34,252	9.68	40,591	11.31
NOW	70,344	21.26	75,194	21.26	73,356	20.45
Certificates of deposit	162,051	48.98	188,489	53.29	185,929	51.82
Non-interest-bearing	20,101	6.07	18,404	5.20	17,232	4.80

Total deposits	$330,864	100.00%	$353,708	100.00%	$358,816	100.00%

     The following table sets forth the net savings flows of the Bank during the periods indicated.

	Year Ended September 30,
	2008	2007	2006
	(Dollars in thousands)
(Decrease) increase before interest credited	$(30,644)	$(15,633)	$1,134
Interest credited	7,800	10,525	7,988

Net savings increase (decrease)	$(22,844)	$(5,108)	$9,122

     The following table sets forth maturities of the Bank’s certificates of deposit of $100,000 or more at September 30, 2008 and 2007 by time remaining to maturity (amounts in thousands).

	September 30,
	2008	2007
Three months or less	$21,573	$29,590
Over three months through six months	12,868	12,424
Over six months through twelve months	6,833	13,542
Over twelve months	7,916	5,062

	$49,190	$60,618

     The following table presents, by various interest rate categories, the amount of certificates of deposit at September 30, 2008 and 2007 and the amounts at September 30, 2008 which mature during the periods indicated.

			Amounts at September 30, 2008
	September 30,		Maturing Within
Certificates of Deposit	2008	2007	One Year	Two Years	Three Years	Thereafter
	(Dollars in thousands)
2.0% or less	$9,458	$2	$6,359	$3,099	$—	$—
2.01% to 3.0%	77,027	516	71,916	3,060	1,388	663
3.01% to 4.0%	37,588	43,602	14,471	13,111	534	9,472
4.01% to 5.0%	37,899	105,961	33,946	504	1,648	1,801
5.01% to 6.0%	77	—	—	—	—	77
6.01% to 7.0%	2	38,408	2	—	—	—

Total certificate accounts	$162,051	$188,489	$126,694	$19,774	$3,570	$12,013

     The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

	September 30,
	2008		2007		2006
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Balance	Paid	Balance	Paid	Balance	Paid
	(Dollars in thousands)
Passbook accounts	$36,207	0.94%	$39,078	0.93%	$45,673	0.94%
MMDA accounts	36,903	2.60	37,288	2.90	42,966	2.13
Certificates of deposit	178,079	4.04	190,098	4.58	178,878	3.66
NOW accounts	74,240	0.93	72,983	1.39	67,254	1.03
Non-interest-bearing deposits	16,051	—	15,496	—	17,600	—

Total deposits	$341,480	2.69%	$354,943	3.16%	$352,371	2.43%

     Borrowings. The Bank may obtain advances from the FHLBank Pittsburgh upon the security of the common stock it owns in the FHLB and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. At September 30, 2008, the Bank had $137.6 million in outstanding FHLB advances and overnight borrowings. The FHLB advances have certain call features whereby the FHLBank Pittsburgh can call the borrowings after the expiration of certain time frames. The time frames on the callable borrowings are within 12 months. See Note 9 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.
     The following table sets forth certain information regarding the Bank’s short-term borrowings for the periods indicated.

	September 30,
	2008	2007
	(Dollars in thousands)
FHLB advances
Average balance outstanding for the period	$2,427	$6,839
Maximum outstanding at any month end	33,485	30,300
Balance outstanding at end of the period	33,485	29,000
Average interest rate for the period	2.51%	5.11%
Interest rate at the end of the period	2.06%	5.34%
     In addition, the Company participated in junior subordinated debentures aggregating $11.6 million at September 30, 2008 held by a statutory trust that issued fixed-rate trust preferred securities. On June 8, 2008, the Company utilized proceeds from a $4.9 million dividend from the Bank to purchase $1.5 million of fixed-rate trust preferred securities issued by the statutory trust and to redeem the remaining $2.0 million of floating-rate subordinated debentures that were present at September 30, 2007. Funds received by the statutory trust were used to redeem the remaining $2.0 million of its floating-rate trust preferred securities.
     See Note 16 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.
Subsidiaries
     The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, service corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. It may invest essentially unlimited amounts in subsidiaries deemed operating subsidiaries that can only engage in activities that the Bank is permitted to engage in. Under such limitations, as of September 30, 2008, the Bank was authorized to invest up to approximately $10.4 million in the stock of, or loans to, service corporations. As of September 30, 2008, the net book value of the Bank’s investment in stock, unsecured loans, and conforming loans to its service corporations was $52,000.
     At September 30, 2008, in addition to the Bank, the Company has two indirect active subsidiaries: FKF Management Corp., Inc. and State Street Services Corp.
     FKF Management Corp., Inc., a Delaware corporation, is a wholly owned operating subsidiary of the Bank established in 1997 for the purpose of managing certain assets of the Bank. Assets under management totaled $99.9 million at September 30, 2008 and were comprised principally of investment and mortgage-related securities.
     State Street Services Corp. is a wholly owned subsidiary of the Bank established in 1999 for the purpose of offering a full array of insurance products through its ownership of a 51% interest in First Keystone Insurance Services, LLC (“First Keystone Insurance”). First Keystone Insurance’s financial data is consolidated into the Company’s financial statements. Total assets for First Keystone Insurance were $299,000 and $213,000 at September 30, 2008 and 2007, respectively. Total liabilities for First Keystone Insurance were $68,000 and $28,000 at September 30, 2008 and 2007, respectively. Net income for the years ending September 30, 2008 and 2007 was $145,000 and $83,000, respectively.

Employees
     The Bank had 92 full-time employees and 14 part-time employees as of September 30, 2008. None of these employees is represented by a collective bargaining agreement. The Bank believes that it enjoys excellent relations with its personnel.
Regulation
     General. Set forth below is a brief description of certain laws and regulations which are applicable to the Company and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, do not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.
     The Company. The Company, as a savings and loan holding company within the meaning of the Home Owners’ Loan Act, as amended (“HOLA”), is registered as such with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.
     Federal Activities Restrictions. The Company operates as a unitary savings and loan holding company. Generally, there are only limited restrictions on the activities of a unitary savings and loan holding company such as the Company which applied to become or was a unitary savings and loan holding company prior to May 4, 1999 and its non-savings institution subsidiaries. Under the Gramm-Leach-Bliley Act of 1999 (the “GLBA”), companies which apply to the OTS to become unitary savings and loan holding companies are restricted to only engaging in those activities traditionally permitted to multiple savings and loan holding companies. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules regarding permissible business activities of grandfathered unitary savings and loan holding companies under the GLBA, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender (“QTL”) test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association qualifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company.
     If the Company were to acquire control of another savings association, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company and would thereafter be subject to further restrictions on its activities.
     The GLBA also imposes financial privacy obligations and reporting requirements on all financial institutions. The privacy regulations require, among other things, that financial institutions establish privacy policies and disclose such policies to its customers at the commencement of a customer relationship and annually thereafter. In addition, financial institutions are required to permit customers to opt out of the financial institution’s disclosure of the customer’s financial information to non-affiliated third parties.
     The HOLA requires every savings institution subsidiary of a savings and loan holding company to give the OTS at least 30 days’ advance notice of any proposed dividends to be made on its guarantee, permanent or other nonwithdrawable stock, or else such capital distribution will be invalid. See “- The Bank — Capital Distributions.”
     Limitations on Transactions with Affiliates. Except for certain exceptions set forth in the regulations of the OTS, transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act (“FRA”) and Regulation W in which implements those statutory provisions and OTS regulations issued in connection therewith. Affiliates of a savings institution include, among other entities, the savings institution’s holding company and companies that are controlled by or under common control with the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes, among other things, the making of loans or extension of credit to an affiliate, purchase of assets, issuance of a guarantee and similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, under OTS regulations no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, (ii) a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary; (iii) a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate; (iv) and covered transactions and certain other transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.
     OTS regulations generally exclude all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the Federal Reserve Board (“FRB”) decides to treat such subsidiaries as affiliates. The regulations also require savings associations to make and retain records that reflect affiliate transactions in reasonable detail, and provide that certain classes of savings associations may be required to give the OTS prior notice of affiliate transactions.
     Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the OTS, (i) control of any other savings association or savings and loan holding company or substantially all of the assets thereof; (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary; (iii) acquiring through a merger, consolidation or purchase of assets of another savings institution (or holding company thereof) or acquiring all or substantially all of the assets of another savings institution (or holding company thereof); or (iv) acquiring control of an uninsured institution. No director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.
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
     Federal Securities Laws. The Company’s Common Stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.
     Sarbanes-Oxley Act of 2002. As a public company, the Company is subject to the Sarbanes-Oxley Act of 2002 (the “Act”), which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Act’s principal legislation and the derivative regulation and rule making promulgated by the SEC includes:
•	the creation of an independent accounting oversight board;

•	auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•	a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s independent accountants and that such accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•	the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	the requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the securities and exchange commission) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and the requirement of filing of a Form 8–K for a change or waiver of such code;

•	a prohibition on insider trading during pension blackout periods; and

•	a range of enhanced penalties for fraud and other violations.
     Although the Company has incurred additional expense in complying with the provisions of the Act and the regulations resulting therefrom, such compliance has not had a material impact on its results of operations or financial condition.
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
     The OTS’ enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices, other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.
     Emergency Economic Stabilization Act of 2008. The U.S. Congress adopted, and on October 3, 2008, President George W. Bush signed, the Emergency Economic Stabilization Act of 2008 (“EESA”) which authorizes the United States Department of the Treasury, to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program. The purpose of the troubled asset relief program is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The troubled asset relief program is also expected to include direct purchases or guarantees of troubled assets of financial institutions. The Treasury Department has allocated $250 billion towards a capital purchase program. Under the capital purchase program, the Treasury Department will purchase debt or equity securities from participating institutions.

     The Federal Deposit Insurance Corporation (the “FDIC”) increased deposit insurance on most accounts from $100,000 to $250,000, until the end of 2009. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. For non-interest bearing transaction deposit accounts, including accounts swept from a non-interest bearing transaction account into a non-interest bearing savings deposit account, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. Financial institutions may opt out of these two programs by December 5, 2008. The Bank has not opted out of the temporary liquidity guarantee program, and does not expect that the assessment surcharge will have a material impact on our results of operations.
     Insurance of Accounts. The deposits of the Bank are insured to the maximum extent permitted by the Deposit Insurance Fund, which is administered by the FDIC, and are backed by the full faith and credit of the U. S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action.
     Each FDIC insured institution is assigned to one of three capital groups which are based solely on the level of an institution’s capital — “well capitalized,” “adequately capitalized” and “undercapitalized” — which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from five for well capitalized, healthy institutions, to 43 basis points for undercapitalized institutions with substantial supervisory concerns. Assessment rates are determined semi-annually by the FDIC.
     In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the SAIF. The assessment rate for the third quarter of 2008 was .0028% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.
     The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances which could result in termination of the Bank’s deposit insurance.
     Deposit Insurance Reform. On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the FDIC proposes to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings of depository institutions. In December 2008, the FDIC announced that it adopted a final rule increasing risk-based assessments uniformly by seven basis points, on an annual basis, for the first quarter of 2009. As a consequence, the range of risk-based rates will range from 12 basis points to 50 basis points. The revised rule will take effect January 1, 2009. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.

     Regulatory Capital Requirements. The OTS capital requirements consist of a “tangible capital requirement,” a “leverage capital requirement” and a “risk-based capital requirement.” The OTS is authorized to impose capital requirements in excess of those standards on individual institutions on a case-by-case basis. Under these requirements, savings associations must maintain “tangible” capital equal to 1.5% of adjusted total assets, “core” capital equal to 4% (3% if the association receives the OTS’s highest rating) of adjusted total assets and “total” capital (a combination of core and “supplementary” capital) equal to 8.0% of “risk-weighted” assets. For purposes of the regulation, core capital generally consists of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and “qualifying supervisory goodwill.” Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association’s intangible assets, with only a limited exception for purchased mortgage servicing rights (“PMSRs”). Both core and tangible capital are further reduced by an amount equal to a savings association’s debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). In addition, under the Prompt Corrective Action provisions of the OTS regulations, all but the most highly rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. See “- Prompt Corrective Action.” At September 30, 2008, the Bank did not have any investment in subsidiaries engaged in impermissible activities and required to be deducted from its capital calculation.
     A savings association is allowed to include both core capital and supplementary capital in the calculation of its total capital for purposes of the risk-based capital requirements, provided that the amount of supplementary capital does not exceed the savings association’s core capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for repossessed assets or loans more than 90 days past due. Single-family residential real estate loans which are not past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.
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
     In December 2008, the federal banking agencies adopted a final rule that will permit a financial institution to reduce the amount of its goodwill deduction from Tier 1 capital by the amount of any deferred tax liability associated with that goodwill. The rule will effectively reduce the amount of goodwill that a banking organization must deduct from Tier 1 capital and will reflect its maximum exposure to loss in the event that such goodwill is impaired or derecognized for financial reporting purposes. For a banking organization that elects to apply this final rule, the amount of goodwill the banking organization must deduct from Tier 1 capital would reflect the maximum exposure to loss in the event that such goodwill is impaired or derecognized for financial reporting purposes. Banking organizations may elect to apply this final rule for purposes of the regulatory reporting period ending on December 31, 2008. The rule becomes effective 30 days after it is published in the Federal Register. This rule will have no effect on the Company.

     The following is a reconciliation of the Bank’s equity determined in accordance with GAAP to regulatory tangible, core and risk-based capital at September 30, 2008, 2007 and 2006.

	September 30, 2008			September 30, 2007			September 30, 2006
	Tangible	Core	Risk-based	Tangible	Core	Risk-based	Tangible	Core	Risk-based
	Capital	Capital	Capital	Capital	Capital	Capital	Capital	Capital	Capital
	(Dollars in thousands)
GAAP equity	$44,167	$44,234	$44,234	$49,126	$49,207	$49,207	$47,771	$47,771	$47,771
General valuation allowances	—	—	3,083	—	—	3,322	—	—	3,367
Unrealized gains on equity securities	N/A	N/A	5	N/A	N/A	—	N/A	N/A	—

Total regulatory capital	44,167	44,234	47,322	49,126	49,207	52,529	47,771	47,771	51,138
Minimum capital requirement	7,841	20,911	25,247	7,864	20,975	25,491	7,829	20,819	27,385

Excess	$36,326	$23,323	$22,075	$41,262	$28,232	$27,038	$39,942	$26,952	$23,753

     These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings association’s capital, upon a determination that circumstances exist that higher individual minimum capital requirements may be appropriate. In February 2006, the OTS imposed on the Bank minimum core capital and total risk-based capital ratios of 7.5% and 12.5%, respectively. As of September 30, 2008, the Bank’s regulatory capital was in excess of all regulatory capital requirements, including those imposed by the supervisory agreement. See “Supervisory Agreements” and Note 11 to the Notes to Consolidated Financial Statements included set forth in Item 8 hereof.

     Prompt Corrective Action. Under the prompt corrective action regulations of the OTS, an institution shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10% or more, has a Tier I risk-based capital ratio of 6% or more, has a Tier I leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a Tier I risk-based capital ratio of 4% or more and a Tier I leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized,” (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4% or a Tier I leverage capital ratio that is less than 4% (3% under certain circumstances), (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3% or a Tier I leverage capital ratio that is less than 3%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Under specified circumstances, the OTS may reclassify a “well capitalized” institution as “adequately capitalized” and may require an “adequately capitalized” institution or an “undercapitalized” institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically “undercapitalized”). At September 30, 2007, the Bank’s regulatory capital is in excess of all regulatory capital requirements, including those imposed by the supervisory agreement. However, under the terms of the supervisory agreement, the Bank is required to observe certain requirements regarding limits on asset growth, adoption of revised policies and procedures governing commercial lending, conduct periodic internal loan reviews and of its commercial loan department, adoption of a revised asset classification policy and not amend, renew or enter into compensatory arrangements with senior executive officers and directors, subject to certain exceptions, without the prior approval of the OTS.
     In February 2006, the Company entered into a Supervisory Agreement with the OTS. Under the terms of the supervisory agreement, the Company agreed to, among other things, (i) develop and implement a three-year capital plan designed to support the Company’s efforts to maintain prudent levels of capital and to reduce its debt-to-equity ratio below 50%; (ii) not incur any additional debt without the prior written approval of the OTS; and (iii) not repurchase any shares of or pay any cash dividends on its common stock until certain conditions were complied with; provided, however, that upon reducing its debt-to-equity below 50%, the Company may resume the payment of quarterly cash dividends at the lesser of the dividend rate in effect immediately prior to entering into the supervisory agreement or 35% of its consolidated net income (on an annualized basis), provided that the OTS does not object to the payment of such dividend pursuant to a required prior notice of the Company’s intent to declare such quarterly dividend. The Company received OTS approval of its capital plan.
     Qualified Thrift Lender Test (the “QTL”). A savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and the implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (“Code”). Currently, the portion of the QTL test that is based on the HOLA rather than the Code requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing, home equity loans, mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing), stock issued by the FHLBank Pittsburgh, and direct or indirect obligations of the FDIC. In addition, small business loans, credit card loans, student loans and loans for personal, family and household purposes are allowed to be included without limitation as qualified investments. The following assets, among others, also may be included in meeting the test subject to an overall limit of 20% of the savings institution’s portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination, 100% loans for personal, family and household purposes (other than credit card loans and education loans) (limited to 10% of total portfolio assets) and stock issued by FHLMC or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution’s total assets.
     A savings institution that does not comply with the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any new advances from its Federal Home Loan Bank, other than special liquidity advances with the approval of the OTS; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).
     At September 30, 2008, approximately 85.3% of the Bank’s assets were invested in qualified thrift investments which was in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.
     Capital Distribution. OTS regulations govern capital distributions by savings institutions which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for OTS approval of the capital distribution if any of the following occur or would occur as a result of the capital distribution (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the OTS at least 30 days before the Board of Directors declares a dividend or approves a capital distribution. OTS regulations also prohibit the Bank from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory (or total) capital of the Bank would be reduced below the amount required to be maintained for the liquidation account established by it for certain depositors in connection with its conversion from mutual to stock form. At September 30, 2008, the Company is currently not permitted to pay dividends to its stockholders under the terms of the supervisory agreement until certain conditions are satisfied, including the receipt of the non-objection of the OTS.
     Community Reinvestment Act and the Fair Lending Laws. Under the Community Reinvestment Act of 1977, as amended (“CRA”), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The Bank received a satisfactory CRA rating as a result of its last OTS evaluation. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the fair lending laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.
     Branching by Federal Saving Institutions. OTS policy permits interstate branching to the full extent permitted by statute (which is essentially unlimited). Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the IRS’ domestic building and loan test (generally, 60% of a thrift’s assets must be housing-related) (“IRS Test”). The IRS Test requirement does not apply if: (a) the branch(es) result(s) from an emergency acquisition of a troubled savings institution (however, if the troubled savings institution acquired by a bank holding company does not have its home office in the state of the bank holding company bank subsidiary and does not qualify under the IRS Test, its branching is limited to the branching laws for state-chartered banks in the state where the savings institution is located); (b) the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located; or (c) the branch was operated lawfully as a branch under state law prior to the savings institution’s reorganization to a federal charter.

     Furthermore, the OTS will evaluate a branching applicant’s record of CRA compliance. An unsatisfactory CRA record may be the basis for denial of a branching application.
     Anti-Money Laundering. On October 26, 2001, in response to the events of September 11, 2001, the President of the United States signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the USA PATRIOT Act). The USA PATRIOT Act significantly expands the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. The Bank has established policies and procedures to ensure compliance with the USA PATRIOT Act’s provisions, and the impact of the USA PATRIOT Act on its operations has not been material.
     Federal Home Loan Bank System. The Bank is a member of the FHLBank Pittsburgh, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLBank. As of September 30, 2008, the Bank has overnight borrowings and advances aggregating $137.6 million from the FHLBank or 28.1% of its total liabilities. The Bank currently has the ability to obtain up to $65.9 million of additional advances from the FHLBank Pittsburgh.
     As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLBank Pittsburgh, whichever is greater. At September 30, 2008, the Bank had $7.0 million in FHLB stock which was in compliance with this requirement.
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
     Federal Reserve System. FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 2008, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a FRB, the effect of this reserve requirement is to reduce an institution’s earning assets.
     Savings institutions are authorized to borrow from a Federal Reserve Bank “discount window,” but FRB regulations require savings banks to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from a Federal Reserve Bank.
     Safety and Soundness Guidelines. The OTS and the other federal banking agencies have established guidelines for safety and soundness, addressing operational and managerial, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The OTS and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions. See “Supervisory Agreements.”
Federal and State Taxation
     General. The Company and the Bank are subject to the corporate tax provisions of the Internal Revenue Code (“Code”), as well as certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Bank.

     Fiscal Year. The Company and the Bank and the Bank’s subsidiaries file a consolidated federal income tax return on a fiscal year basis ending September 30.
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
     Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift-related recapture rules. However, to the extent that the Bank makes “non-dividend distributions” that are considered as made (i) from the reserve for losses on qualifying real property loans or (ii) from the supplemental reserve for losses on loans, then an amount based on the amount distributed will be included in its taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from our bad debt reserve. As a result, any dividends that would reduce amounts appropriated to bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank.
     Minimum Tax. The Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The alternative minimum tax is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2008, the Company has approximately $366,000 of AMT credit carryforwards.
     Net Operating Loss Carryovers. For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year. begin to expire in the year 2026.
     Audit by IRS. The Bank’s consolidated federal income tax returns for taxable years through September 30, 1999 have been closed for the purpose of examination by the IRS.
State Taxation
     The Company and the Bank’s subsidiaries are subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate for fiscal 2008 is 9.99% and is imposed on the Company’s unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed at the rate of 0.389% of a corporation’s capital stock value, which is determined in accordance with a fixed formula.
     The Bank is taxed under the Pennsylvania Mutual Thrift Institutions Tax Act (the (“MTIT”), as amended to include thrift institutions having capital stock. Pursuant to the MTIT, the Bank’s tax rate is 11.5%. The MTIT exempts the Bank from all other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with GAAP with certain adjustments. The MTIT, in computing GAAP income, allows for the deduction of interest earned on state and federal securities, while disallowing a percentage of the thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes.

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
     Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed money. Changes in the general level of interest rates may have an adverse effect on our business, financial condition and result of operations. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB. Changes in monetary policy, including changes in interest rates, influence the amount of interest income that we receive on loans and securities and the amount of interest that we pay on deposits and borrowings. Changes in monetary policy and interest rates also can adversely affect:
•	our ability to originate loans and obtain deposits;

•	the fair value of our financial assets and liabilities; and

•	the average duration of our securities portfolio.
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
     In February 2006, the Company and the Bank each entered into supervisory agreements with the OTS. The supervisory agreements provide for a number of restrictions on the operations of the Company and the Bank, including the requirement for the Company to cease paying dividends and to not repurchase any shares of its common stock and for the Bank to not grow in any quarter in excess of the greater of its net interest credited or 3% (on an annualized basis). For further information, see Item 1, “Business — Supervisory Agreements.” If the restrictions imposed by the supervisory agreements are not removed or reduced, it may adversely affect our ability to successfully implement our business strategy and thus may also adversely affect our financial condition and results of operations. As a result of the supervisory agreements, the Company submitted a capital plan to the OTS. The Company’s capital plan, which has been approved by the OTS, calls for, among other things, an equity infusion in order to reduce the Company’s debt-to-equity ratio below 50%. A private placement was undertaken in order to comply with the Company’s capital plan. The net proceeds from this private placement both increased the Company’s capital as well as reduced its debt-to-equity ratio.
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
     As of September 30, 2008, approximately 32.6% of our loan portfolio consisted of commercial business, construction and land development and commercial and multi-family real estate loans. We are focused on increasing these types of loans in the future. These types of loans involve increased risks because the borrower’s ability to repay the loan typically depends on the successful operation of the business or the property securing the loan. Additionally, these loans are made to small or middle-market business customers who may be more vulnerable to economic conditions and who may not have experienced a complete business or economic cycle. These types of loans are also typically larger than single-family residential mortgage loans or consumer loans. Furthermore, since these types of loans frequently have relatively large balances, the deterioration of one or more of these loans could cause a significant increase in non-performing loans and/or non-performing assets. An increase in non-performing loans would result in a reduction in interest income recognized on loans. An increase in non-performing loans also could require us to increase the provision for losses on loans and increase loan charge-offs, both of which would reduce our net income. All of these could have a material adverse effect on our financial condition and results of operations. As of September 30, 2008, the Bank had $11.9 million of classified assets consisting of $11.1 million in commercial loans. See “Business — Asset Quality.”
Adverse economic and business conditions in our primary market area could cause an increase in loan delinquencies and non-performing assets which could adversely affect our financial condition and results of operations.
     The substantial majority of our real estate loans are secured by properties located in Delaware and Chester Counties, Pennsylvania, our primary market area. Furthermore, at September 30, 2008, approximately 32.6% of our loan portfolio consisted of commercial business, construction and land development and commercial and multi-family real estate loans. The Company’s results of operations and financial condition may be adversely affected by changes in prevailing economic conditions, particularly in the Philadelphia metropolitan area, including decreases in real estate values, adverse local employment conditions, and other significant local events. Any deterioration in the local economy could result in borrowers not being able to repay their loans, the value of the collateral securing the Company’s loans to borrowers declining and the quality of the loan portfolio deteriorating. This could result in an increase in delinquencies and non-performing assets or require the Company to record loan charge-offs and/or increase the Company’s provisions for loan losses, which would reduce the Company’s earnings.
Our allowance for losses on loans may be insufficient to cover actual losses on loans.
We maintain an allowance for losses on loans at a level believed adequate by us to absorb credit losses inherent in the loan portfolio. The allowance for losses on loans is a reserve established through a provision for losses on loans charged to expense that represents our estimate of probable incurred losses within the loan portfolio at each statement of condition date and is based on the review of available and relevant information. The level of the allowance for losses on loans reflects, among other things, our consideration of the Company’s historical experience, levels of and trends in delinquencies, the amount of classified assets, the volume and type of lending, and current and anticipated economic conditions, especially as they relate to the Company’s primary market area. The determination of the appropriate level of the allowance for losses on loans inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends. Our allowance for loan losses may be insufficient to cover actual losses experienced on loans. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for losses on loans. In addition, bank regulatory agencies periodically review our allowance for losses on loans and may require an increase in the provision for losses on loans or the recognition of further loan charge offs, based on judgments different from ours. Also, if charge offs in future periods exceed the allowance for losses on loans, we will need additional provisions to increase our allowance for losses on loans. Any increases in the allowance for losses on loans will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations. At September 30, 2008, the allowance for loan losses was equal to 1.2% of total (adjusted)gross loans and 142.7% of total non-performing loans.

The fair value of our investment securities held to maturity is less than the carrying value of such securities.
     At September 30, 2008, the Company held approximately $133.6 million in available-for-sale securities, representing 25.6% of our total assets. Generally accepted accounting principles require that these securities be carried at fair value on our balance sheet. Unrealized holding gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, net of deferred taxes, is reflected in our equity. Movements in interest rates, either increasing or decreasing, can impact the value of our available-for-sale securities portfolio.
     As of September 30, 2008, our available-for-sale securities portfolio had a net unrealized loss of approximately $4.1 million. The decrease in the fair value of our available-for-sale securities affects our equity because it causes an increase in accumulated other comprehensive loss, which is a component of total stockholders’ equity. The available-for-sale securities at September 30, 2008 included trust preferred securities with an aggregate amortized cost of $9.4 million and an aggregate fair value of $6.6 million. The Company is closely monitoring our investments in trust preferred securities in light of recent price volatility. Continued price declines could result in a write-down of one or more of the trust preferred investments or of the other investment securities that have a fair value below amortized cost.
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
     We are subject to extensive federal and state regulations and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not stockholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with law, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.
Our Deposit Insurance Premium Could Be Substantially Higher in the Future Which Would have an Adverse Effect on Our Future Earnings.
     Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, at any time that the reserve ratio falls below 1.15%. The recent failures of a large financial institution and several smaller ones have significantly increased the Deposit Insurance Fund’s loss provisions, resulting in a decline in the reserve ratio to 1.01% as of June 30, 2008, 18 basis points below the reserve ratio as of March 31, 2008. The FDIC expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.

     On October 7, 2008, the FDIC released a five-year recapitalization plan and a proposal to raise premiums to recapitalize the fund. In order to implement the restoration plan, the FDIC proposed to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings. In December 2008, the FDIC adopted its rule, uniformly increasing the risk-based assessment rates by seven basis points, annually, resulting in a range of risk-based assessment of 12 basis points to 50 basis points. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities, and lowering premiums for smaller institutions with very high capital levels.
The Actions of the U.S. Government for the Purpose of Stabilizing the Financial Markets, or Market Response to those Actions, May Not Achieve the Intended Effect, and our Results of Operations Could Be Adversely Affected.
     In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. Congress recently enacted the Emergency Economic Stabilization Act of 2008 (“EESA”). The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Federal Reserve, determines the purchase of which is necessary to promote financial market stability.
     As part of the EESA, the Treasury Department has developed a Capital Purchase Program to purchase up to $250 billion in senior preferred stock from qualifying financial institutions. The Capital Purchase Program was designed to strengthen the capital and liquidity positions of viable institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers. The EESA also establishes a Temporary Liquidity Guarantee Program that gives the Federal Deposit Insurance Corporation the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. For non-interest bearing transaction deposit accounts, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000.
     The U.S. Congress or federal banking regulatory agencies could adopt additional regulatory requirements or restrictions in response to the threats to the financial system and such changes may adversely affect the operations of the Bank. In addition, the EESA may not have the intended beneficial impact on the financial markets or the banking industry. To the extent the market does not respond favorably to the Troubled Asset Relief Program or the program does not function as intended, our prospects and results of operations could be adversely affected.
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
     At September 30, 2008, the Bank conducted business from its executive offices located in Media, Pennsylvania and seven full-service offices located in Delaware and Chester Counties, Pennsylvania. See also Note 7 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.
     The following table sets forth certain information with respect to the Bank’s offices at September 30, 2008.

		Net Book Value	Amount of
Description/Address	Leased/Owned	of Property	Deposits
		(Dollars in thousands)
Executive Offices:

22 West State Street Media, Pennsylvania 19063	Owned(1)	$1,598	$72,448

Branch Offices:

3218 Edgmont Avenue Brookhaven, Pennsylvania 19015	Owned	218	67,095

Routes 1 and 100 Chadds Ford, Pennsylvania 19317	Leased(2)	21	25,983

23 East Fifth Street Chester, Pennsylvania 19013	Leased(3)	33	26,922

31 Baltimore Pike Chester Heights, Pennsylvania 19017	Leased(4)	415	42,852

106 East Street Road Kennett Square, Pennsylvania 19348	Leased(5)	380	18,409

5000 Pennell Road Aston, Pennsylvania 19014	Leased(6)	708	22,203

330 Dartmouth Avenue Swarthmore, Pennsylvania 19081	Owned	85	54,952

Total		$3,458	$330,864

(1)	Also a branch office.

(2)	Lease expiration date is September 30, 2010. The Bank has one five-year renewal option.

(3)	Lease expiration date is December 31, 2015.

(4)	Lease expiration date is December 31, 2028. The Bank has options to cancel on the 15th, 20th and 25th year of the lease.

(5)	Lease expiration date is September 30, 2034. The Bank has one six-year renewal option followed by a five-year renewal option.

(6)	Lease expiration date is December 31, 2033. The Bank has options to cancel on the 15th, 20th and 25th year of the lease.

Item 3. Legal Proceedings.
     The Company is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition and operations of the Company.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
PART II.

Item 5.	Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities.
     (a) As of September 30, 2008, there were 2,432,998 shares of common stock outstanding. As of September 30, 2008, the Company had 393 stockholders of record not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.
     The following table sets forth the quarterly high and low trading stock prices of the Company’s common stock as reported by the Nasdaq Stock Market under the symbol “FKFS”. Price information appears in a major newspaper under the symbol “FstKeyst”.

	Year Ended
	September 30, 2008		September 30, 2007
	High	Low	High	Low
First Quarter	$14.01	$9.35	$19.75	$18.48
Second Quarter	$13.90	$8.50	$20.61	$19.00
Third Quarter	$10.54	$8.11	$20.25	$18.87
Fourth Quarter	$10.79	$7.33	$19.90	$12.55
     The following schedule summarizes the cash dividends per share of common stock paid by the Company during the periods indicated.

Year Ended September 30,
	2008	2007
First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	—	—
     Pursuant to the terms of the supervisory agreement between the Company and the OTS, the Company is not permitted to pay dividends until the Company meets certain limitations. See Item 1, “Business — Supervisory Agreements” and Note 11 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof for discussion of restrictions on the Company’s and the Bank’s ability to pay dividends. Also see “Business — Regulation-Capital Distributions” for a discussion of restrictions on the Bank’s ability to pay dividends to the Company.
     The information for all equity based and individual compensation arrangements is incorporated by reference from Item 11 hereof.
     (b) Not applicable
     (c) The Company does not have a repurchase program currently in effect. In addition, pursuant to the terms of the supervisory agreement between the Company and the OTS, the Company is not permitted to repurchase shares of common stock. See Item 1, “Business -— Supervisory Agreements.”

Item 6. Selected Financial Data.
     The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, set forth in Item 8 hereof.

	At or For the Year Ended September 30,
	2008	2007	2006	2005	2004
(Dollars in thousands, except per share data)
Selected Financial Data:
Total assets	$522,056	$524,881	$522,960	$518,124	$571,919
Loans receivable, net	286,106	292,418	323,220	301,979	304,248
Mortgage-related securities held to maturity	25,359	31,294	38,355	46,654	37,363
Investment securities held to maturity	3,255	3,256	3,257	4,267	5,287
Assets held for sale:
Mortgage-related securities	102,977	79,178	70,030	67,527	97,620
Investment securities	26,545	29,284	33,386	37,019	63,615
Loans	—	—	1,334	41	172
Real estate owned	—	—	2,450	760	1,229
Deposits	330,864	353,708	358,816	349,694	344,880
Borrowings	141,159	115,384	107,241	113,303	171,149
Junior subordinated debentures	11,639	15,264	21,483	21,520	21,557
Stockholders’ equity	32,296	34,694	28,659	28,193	29,698
Non-performing assets	2,420	4,685	2,727	5,812	3,262

Selected Operations Data:
Interest income	$26,377	$28,381	$27,493	$27,076	$26,143
Interest expense	15,976	18,225	16,415	15,768	14,712

Net interest income	10,401	10,156	11,078	11,308	11,431
Provision for loan losses	296	375	1,206	1,780	300

Net interest income after provision for loan losses	10,105	9,781	9,872	9,528	11,131
Service charges and other fees	1,642	1,661	1,560	1,577	1,235
Net gain (loss) on sales of interest-earning assets	(1,911)	283	338	802	968
Other non-interest income	1,192	1,069	1,614	1,210	1,696
Non-interest expense	12,307	12,549	12,708	12,820	12,501

Income (loss) before income taxes	(1,279)	245	676	297	2,529
Income tax (benefit) expense	(271)	(220)	(359)	(313)	326

Net income (loss)	$(1,008)	$465	$1,035	$610	$2,203

Per Share Data:
Basic earnings (loss) per share	$(0.43)	$0.21	$0.55	$0.33	$1.21
Diluted earnings (loss) per share	(0.43)	0.21	0.54	0.33	1.14
Cash dividends per share	—	—	0.11	0.44	0.44

	At or For the Year Ended September 30,
	2008	2007	2006	2005	2004
(Dollars in thousands, except per share data)
Selected Operating Ratios:
Average yield earned on interest-earning assets	5.63%	6.01%	5.72%	5.06%	4.94%
Average rate paid on interest-bearing liabilities	3.46	3.90	3.40	2.96	2.80
Average interest rate spread	2.16	2.11	2.32	2.10	2.14
Net interest margin	2.22	2.15	2.30	2.11	2.16
Ratio of interest-earning assets to interest- bearing liabilities	101.58	101.05	99.67	100.52	100.69
Efficiency ratio (1)	108.68	95.29	87.10	86.06	81.55
Non-interest expense as a percent of average assets	2.44	2.47	2.46	2.26	2.23
Return on average assets	(0.20)	0.09	0.20	0.11	0.39
Return on average equity	(2.89)	1.40	3.73	2.08	7.13
Ratio of average equity to average assets	6.92	6.53	5.37	5.18	5.50
Full-service offices at end of period	8	8	8	8	7

Asset Quality Ratios:(2)
Non-performing loans as a percent of gross loans receivable	0.84%	1.55%	0.08%	1.65%	0.66%
Non-performing assets as a percent of total assets	0.46	0.89	0.52	1.12	0.57
Allowance for loan losses as a percent of adjusted gross loans receivable (3)	1.19	1.12	1.03	1.14	0.67
Allowance for loan losses as a percent of non-performing loans	142.67	70.91	1,215.61	68.79	100.30
Net loans charged-off to average loans receivable	0.06	0.13	0.42	0.11	0.08

Capital Ratios:(2) (4)
Tangible capital ratio	8.45%	9.37%	9.15%	8.85%	8.21%
Core capital ratio	8.46	9.38	9.15	8.85	8.21
Risk-based capital ratio	14.99	16.49	14.94	15.13	14.56

(1)	Reflects non-interest expense as a percent of the aggregate of net interest income and non-interest income.

(2)	Asset Quality Ratios and Capital Ratios are end of period ratios except for the ratio of loan charge-offs to average loans. With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods. Gross loans receivable are net of loans in process.

(3)	Gross loans receivable includes loans receivable as well as loans held for sale, less construction and land loans in process and deferred loan origination fees and discounts.

(4)	Reflects regulatory capital ratios of the Company’s wholly owned subsidiary, First Keystone Bank.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
     First Keystone Financial, Inc. (the “Company”) is the holding company for its wholly owned subsidiary, First Keystone Bank (the “Bank”). For purposes of this discussion, references to the Company will include its wholly owned subsidiaries, unless otherwise indicated. The Company is a community-oriented banking organization that focuses on providing customer and business services within its primary market area, consisting primarily of Delaware and Chester Counties in southeastern Pennsylvania.
     The following discussion should be read in conjunction with the Company’s consolidated financial statements presented in Item 8 of this Annual Report on Form 10-K. The primary asset of the Company is its investment in the Bank and, accordingly, the discussion below with respect to results of operations relates primarily to the operations of the Bank.
     The Company’s results of operations depend primarily on its net interest income which is the difference between interest income on interest-earning assets, which principally consist of loans, mortgage-related securities and investment securities, and interest expense on interest-bearing liabilities, which principally consist of deposits and Federal Home Loan Bank (“FHLB”) advances. The Company’s results of operations also are affected by the provision for loan losses (the amount of which reflects management’s assessment of the known and inherent losses in its loan portfolio that are both probable and reasonably estimable), the level of its non-interest income, including service charges and other fees as well as gains and losses from the sale of certain assets, the level of its operating expenses, and the amount of income tax expense or benefit.
Critical Accounting Policies
     Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets or comprehensive income, are considered critical accounting policies. In management’s opinion, we consider the following to be our critical accounting policies;
     Allowance for loan losses — The Company maintains an allowance for loan losses at a level management believes is sufficient to provide for all known and inherent losses in the loan portfolio that were both probable and reasonable to estimate. The allowance for loan losses is considered a critical accounting estimate because there is a large degree of judgment in (i) assigning individual loans to specific risk levels (pass, substandard, doubtful and loss), (ii) valuing the underlying collateral securing the loans, (iii) determining the appropriate reserve factor to be applied to specific risk levels for criticized loans (special mention) and classified loans (substandard, doubtful and loss) and (iv) determining reserve factors to be applied to pass loans based upon loan type. Accordingly, there is a likelihood that materially different amounts would be reported under different, but reasonably plausible conditions or assumptions.
     The determination of the allowance for loan losses requires management to make significant estimates with respect to the amounts and timing of losses and market and economic conditions. Accordingly, a decline in the economy could increase loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. The Bank will continue to monitor and adjust its allowance for loan losses through the provision for loan losses as economic conditions and other factors dictate. Management reviews the allowance for loan losses generally on a monthly basis, but at a minimum at least quarterly. Although the Bank maintains its allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank’s determination as to the amount of its allowance for loan losses is subject to review by its primary federal banking regulator, the OTS, as part of its examination process, which may result in additional allowances based upon the judgment and review of the OTS. See “- Provision for Loan Losses.”
     Other-Than-Temporary Impairment of Securities — Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and our intent and ability to retain our investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.
     Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carryback declines, or if we project lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect our operating results.
     The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, effective October 1, 2007. FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN No. 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest, and penalties. In accordance with FIN No. 48, interest or penalties incurred for income taxes will be recorded as a component of other expenses. The adoption of FIN No. 48 did not have a significant impact on the Company’s financial statements.
Supervisory Agreements
     On February 13, 2006, the Company and the Bank each entered into a supervisory agreement with the OTS which primarily addressed issues identified in the OTS reports of examination of the Company’s and the Bank’s operations and financial condition conducted in 2005.
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
     The Company submitted to and received from the OTS approval of a capital plan, which called for an equity infusion in order to reduce the Company’s debt-to-equity ratio below 50%. As part of its capital plan, the Company conducted a private placement of 400,000 shares of common stock, raising gross proceeds of approximately $6.5 million. In June 2007, the net proceeds of approximately $5.8 million were used to reduce the amount of its outstanding debt through the redemption of $6.2 million of its junior subordinated debentures. In June, 2008, the Company utilized a portion of the proceeds from a $4.9 million dividend from the Bank to purchase $1.5 million of fixed-rate trust preferred securities issued by the Company’s wholly owned statutory trust and to redeem the remaining $2.1 million of floating-rate subordinated debentures that were present at September 30, 2007. As a result of such redemptions and purchases, the

Company’s outstanding junior subordinated debt, as of September 30, 2008, was $15.3 million and its debt-to-equity ratio is less than 50%. Although the Company’s debt-to-equity ratio was below 50%, it does not anticipate resuming the payment of dividends until such time as the Company’s operating results improve.
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
     As a result of the supervisory agreement, the Bank hired a Chief Credit Officer (“CCO”) and, under the direction of the Board and the CCO, enhanced its credit review analysis, developed administrative procedures and adopted an asset classification system. The CCO was appointed Chief Lending Officer (“CLO”) during fiscal 2008 and has continued the process of enhancing the Bank’s loan department structure, in particular its commercial lending operations. The Bank continues to address these areas and to reduce the level of classified assets in order to be in full compliance with the terms of the supervisory agreements. At September 30, 2008, the Company believes it and the Bank are in full compliance with all the provisions of the supervisory agreements.

Asset and Liability Management
     The principal objectives of the Company’s asset and liability management are to (i) evaluate the interest rate risk existing in certain assets and liabilities, (ii) determine the appropriate level of risk given the Company’s business focus, operating environment, capital and liquidity requirements and performance objectives, (iii) establish prudent asset and liability compositions, and (iv) manage the assessed risk consistent with Board approved guidelines. Through asset and liability management, the Company seeks to reduce both the vulnerability and volatility of its operations to changes in interest rates and to manage the ratio of interest-rate sensitive assets to interest-rate sensitive liabilities within specified maturities or repricing periods. The Company’s actions in this regard are taken under the guidance of the Asset/Liability Committee (“ALCO”), which is chaired by the Chief Financial Officer and comprised of members of the Company’s senior management. The ALCO meets no less than quarterly to review, among other things, liquidity and cash flow needs, current market conditions and the interest rate environment, the sensitivity to changes in interest rates of the Company’s assets and liabilities, the historical and market values of assets and liabilities, unrealized gains and losses, and the repricing and maturity characteristics of loans, investment securities, deposits and borrowings. The ALCO reports to the Company’s Board of Directors no less than once a quarter. In addition, management reviews at least weekly the pricing of the Company’s commercial loans and retail deposits. The pricing of residential loans, including those being originated for sale in the secondary market, is reviewed daily.
     The Company’s primary asset/liability monitoring tools consist of various asset/liability simulation models which are prepared on a quarterly basis. The models are designed to capture the dynamics of the balance sheet as well as rate and spread movements and to quantify variations in net interest income under different interest rate scenarios.
     One of the models consists of an analysis of the extent to which assets and liabilities are interest rate sensitive and measures an institution’s interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. An institution’s interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to result in a decline in net interest income. Conversely, during a period of rising interest rates, a negative gap would tend to result in a decline in net interest income, while a positive gap would tend to result in an increase in net interest income.
     The Bank’s passbook, statement savings, MMDA and NOW accounts are generally subject to immediate withdrawal. However, management considers a portion of these deposits to be core deposits (which consists of passbook, statement saving, MMDA and NOW accounts) having significantly longer effective maturities based upon the Bank’s experience in retaining such deposits in changing interest rate environments. Borrowed funds are included in the period in which they can be called or when they mature.
     Management believes that the assumptions used to evaluate the vulnerability of the Bank’s operations to changes in interest rates are considered reasonable. However, certain shortcomings are inherent in the method of analysis presented in the table below. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in market rates both on a short-term and over the life of the asset. Further, in the event of a material change in interest rates, prepayments and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.

     The following table summarizes the Company’s interest-earning assets and interest-bearing liabilities as of September 30, 2008 based on certain assumptions management has made that affect the rate at which loans will prepay and the duration of core deposits.

			More Than	More Than
		Six to	One Year to	Three
	Within Six	Twelve	Three	Years to	Over Five
	Months	Months	Years	Five Years	Years	Total
(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$63,059	$25,433	$59,492	$41,050	$96,087	$285,121
Mortgage-related securities	10,023	12,346	41,217	25,539	39,211	128,336
Investment securities(2)	12,227	—	724	2,539	21,305	36,795
Interest-earning deposits	34,980	—	—	—	—	34,980

Total interest-earning assets	$120,289	$37,779	$101,433	$69,128	$156,603	$485,232

Interest-bearing liabilities:
Deposits	$129,157	$47,570	$83,210	$60,985	$9,942	$330,864
Borrowed funds	38,491	6	75,500	16,000	11,162	141,159
Junior subordinated debentures	—	—	—	—	11,639	11,639

Total interest-bearing liabilities	$167,648	$47,576	$158,710	$76,985	$32,743	$483,662

Excess (deficiency) of interest-earning assets over interest-bearing liabilities	$(47,359)	$(9,797)	$(57,277)	$(7,857)	$123,860	$1,570

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities	$(47,359)	$(57,144)	$(114,421)	$(122,278)	$1,570

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities as a percentage of total assets	(9.02)%	(10.89)%	(21.80)%	(23,30)%	0.30%

(1)	Balances have been reduced for non-accruing loans, which amounted to $985,000 at September 30, 2008.

(2)	Balance includes FHLB stock.
     Although an analysis of the interest rate sensitivity gap measure may be useful, it is limited in its ability to predict trends in future earnings. It makes no presumptions about changes in prepayment tendencies, deposit or loan maturity preferences or repricing time lags that may occur in response to a change in the interest rate environment. As a consequence, the Company also utilizes an analysis of the market value of portfolio equity, which addresses the estimated change in the value of the Bank’s equity arising from movements in interest rates. The market value of portfolio equity is estimated by valuing the Bank’s assets and liabilities under different interest rate scenarios. The extent to which assets gain or lose value in relation to gains or losses of liabilities as interest rates increase or decrease determines the appreciation or depreciation in equity on a market value basis. Market value analysis is intended to evaluate the impact of immediate and sustained shifts of the current yield curve upon the market value of the Bank’s current balance sheet.
     The Company utilizes reports prepared by the OTS to measure interest rate risk. Using data submitted by the Bank, the OTS performs scenario analysis to estimate the net portfolio value (“NPV”) of the Bank over a variety of interest rate scenarios. The NPV is defined as the present value of expected cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing off-balance sheet contracts.

     The table below sets forth the Bank’s NPV assuming an immediate change in interest rates of up to 300 basis points and a decline of up to 100 basis points. Due to the prevailing interest rate environment, the OTS did not provide a calculation for the minus 200 or minus 300 basis point change in rates. Dollar amounts are expressed in thousands as of September 30, 2008.

				Net Portfolio Value
	Net Portfolio Value			as a % of Assets
Changes in Rates		Dollar	Percentage	NPV
in Basis Points	Amount	Change	Change	Ratio	Change
300	$38,631	$(20,780)	(35)%	7.56%	(347) bp
200	46,035	(13,376)	(23)	8.84	(218)
100	53,251	(6,160)	(10)	10.05	(98)
50	56,478	(2,933)	(5)	10.56	(46)
0	59,411	—	—	11.02	—
(50)	61,306	1,895	3	11.30	28
(100)	62,995	3,584	6	11.54	52
     As is the case with interest rate sensitivity gap, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Bank’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Although the NPV measurements and net interest income models provide an indication of the Bank’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank’s net interest income and may differ from actual results.
     The Company is aware of its interest rate risk exposure in the event of rapidly rising rates. During much of fiscal 2008 and all of fiscal 2007, due to the inverted yield curve, continuing interest rate margin compression, and the unappealing spreads on mortgage-backed securities, the Bank decided to retain most of the newly originated 30-year term fixed-rate residential mortgage loans in its portfolio. In addition, in recent years, the Company has emphasized the origination of home equity and construction and land, and prior to 2006, multi-family and commercial real estate and business loans which generally have either adjustable interest rates and/or shorter contractual terms than single-family residential loans. However, for much of fiscal 2008, as it had done in fiscal 2007 and part of 2006, the Company continued its curtailment of the origination of commercial loans in order to strengthen its credit and administration procedures. Since the Company has the infrastructure in place, as well as the employment of a seasoned commercial lender and other essential personnel, the Company plans to gradually expand the origination of commercial real estate and business loans.
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
     The Company is subject to certain market risks and interest rate risks from the time a commitment is issued to originate new loans. In an effort to protect the Company against adverse interest rate movements, at the time an application is taken for a fixed-rate, single-family residential loan, the Company typically enters into an agreement to sell such loan upon closing, or another loan which bears an interest rate within the same interest-rate range, into the secondary market. This is known as a “matched sale” approach and reduces interest-rate risk with respect to these loans. There is still some portion of these loans which may never close for various reasons. However, the agencies the Company sells loans to permit some flexibility in delivering loan product to them. In certain instances, if the loans delivered for sale do not match the characteristics outlined in the forward sale commitments, the gain on sale may be reduced.

Changes in Financial Condition
     General. Total assets of the Company decreased $2.8 million from $524.9 million at September 30, 2007 to $522.1 million at September 30, 2008. The slight decrease was primarily the result of decreases in the amount of interest-bearing deposits, mortgage-related securities held-to-maturity and loans receivable of $13.3 million, $5.9 million and $6.3 million, respectively. The decreases were substantially offset by a $23.8 million increase in mortgage-related securities available-for-sale. The Company experienced significant levels of repayments within the commercial business and commercial real estate loan portfolio during fiscal 2008 while only originating a limited amount of such loans.
     Cash and Cash Equivalents. Cash and cash equivalents, which consists of cash on hand and deposited in other banks in interest-earning and non-interest-earning accounts, decreased by $13.6 million to $39.3 million at September 30, 2008 from $52.9 million at September 30, 2007. The decrease in cash and cash equivalents was primarily due the use of liquid assets to fund the purchases of mortgage-related securities available-for-sale.
     Investment Securities Held to Maturity and Investment Securities Available for Sale. Total investment securities decreased in the aggregate by $2.7 million, or 8.3%, from $32.5 million at September 30, 2007 to $29.8 million at September 30, 2008. Investments available for sale consisting of one corporate bond and two mutual funds aggregating $9.6 million were deemed impaired as a result of the Company’s determination that declines in their fair market values were other than temporary. As a result of this determination, the Company recognized a $1.9 million (before tax) impairment charge, which was recorded as a reduction to other non-interest income. The remaining decrease in investment securities was the result of a the $2.2 million increase in unrealized losses on available for sale investment securities. Management believes the declines in market value are the result of the current volatility in interest rates and turmoil in the capital and debt markets. Fair values for certain corporate debt securities were determined utilizing discounted cash flow models, due to the absence of a current market to provide a reliable market quotes for the instruments.
     Mortgage-Related Securities Held to Maturity and Mortgage-Related Securities Available For Sale. Mortgage-related securities held to maturity and available for sale increased in the aggregate by $17.9 million, or 16.2%, to $128.3 million at September 30, 2008 compared to $110.5 million at September 30, 2007. The available for sale portfolio increased $23.8 million, or 30.1%, as part of the Company’s asset-liability strategy to reinvest the cashflows from the held to maturity portfolio, and to a lesser extent, from the reinvestment of loan repayments into available for sale securities. As a result of this strategy, the held to maturity portfolio decreased $5.9 million, or 19.0%.
     Loans Held for Sale. There were no loans held for sale at September 30, 2008 or September 30, 2007. During fiscal year 2008, the Company originated and sold $1.5 million of residential mortgage loans.
     Loans Receivable, Net. Total loans receivable, net, decreased $6.3 million, or 2.2%, to $286.1 million at September 30, 2008 compared to $292.4 million at September 30, 2007. The decrease in loans receivable was primarily due to a $5.6 million, or 9.3%, decrease in commercial real estate loans, a $2.6 million, or 4.4%, decrease in home equity loans and lines of credit and a $3.1 million, or 16.2%, decrease in commercial business loans. The decrease in fiscal 2008 in the commercial real estate and business loan portfolios was primarily due to loan repayments as well as the Company’s decision, during the prior fiscal year, to curtail such lending for a limited amount of time in order to enhance its credit review and commercial lending infrastructure.
     Non-Performing Assets. The Company’s total non-performing loans and real estate owned decreased to $2.4 million, or 0.5% of total assets, at September 30, 2008 compared to $4.7 million, or 0.9% of total assets at the end of the prior fiscal year. The decrease in non-performing assets in fiscal 2008 was attributable to a $2.3 million decrease to $2.4 million in non-performing loans. The decrease in non-performing loans was primarily due a $637,000 decrease in non-accrual loans. Included in non-accrual loans is the unguaranteed portion of an SBA loan to a local small business that has been classified as a troubled debt restructuring due to the restructuring of the loan to provide that the borrower is only required to remit interest-only payments. The interest payments are applied to reduce principal with no interest income being recognized on the loan until and unless the loan reverts to its original terms as an amortizing term loan. In addition, loans that are 90 days delinquent and still accruing decreased $1.6 million. The loans have exceeded their original maturity terms, but continue to pay in accordance with their terms, otherwise. The loans are currently in the process of being renewed or formally extended.

     Deposits. Deposits decreased by $22.8 million, or 6.5%, from $353.7 million at September 30, 2007 to $330.9 million at September 30, 2008. The decrease in deposits resulted from a $26.4 million, or 14.0%, decrease in certificates of deposit, partially offset by a $3.6 million, or 2.2%, increase in core deposits (which consist of passbook, money market, NOW and non-interest bearing accounts) as the Company chose to not increase rates on such liabilities, but rather to increase borrowings to fund operations.
     Borrowings. The Company’s total borrowings, which primarily consist of advances from the FHLB, increased to $141.2 million at September 30, 2008 from $115.4 million at September 30, 2007 as part of the Company’s asset-liability strategy. Borrowings had a weighted average interest rate of 4.3% at September 30, 2008 as compared to 5.4% at September 30, 2007. See Note 9 to the Consolidated Financial Statements set forth in Item 8 hereof for further information.
     Junior Subordinated Debentures. On August 21, 1997, the Company issued $16.7 million of junior subordinated debentures to First Keystone Capital Trust I (the “Trust”). The Trust issued preferred securities at an interest rate of 9.7%, with a scheduled maturity of August 15, 2027. In addition, on November 28, 2008, the Company issued $8.2 million of Junior Subordinated Debentures to First Keystone Capital Trust II (the “Trust II”). The Trust II issued preferred securities in a pooled securities offering at a floating rate of 375 basis points over the six month LIBOR with a maturity date of December 8, 2031. The Company owns all the common stock of both trusts. Junior subordinated debentures decreased $3.6 million to $11.6 million at September 30, 2008 as a result of the Company’s repayment of the remaining $2.0 million in variable rate junior subordinated debentures (the Company had previously redeemed in fiscal 2007 $6.0 million of such securities) to the Trust II in addition to the purchase of $1.6 million of preferred trust securities issued by the Trust . See Note 16 to the Consolidated Financial Statements set forth in Item 8 hereof for further information.
     Equity. At September 30, 2008, total stockholders’ equity was $32.3 million, or 6.2% of total assets, compared to $34.7 million, or 6.6% of total assets, at September 30, 2007. The decrease in stockholders’ equity was due to the net operating loss of $1.0 million and an increase in the aggregate net unrealized loss on available for sale securities, net of tax, of $1.5 million.

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

	Year Ended September 30,
	Yield/Cost	2008			2007			2006
	at			Average			Average			Average
	Sept. 30,	Average		Yield/	Average		Yield/	Average		Yield/
	2008	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1) (2)(3)	6.07%	$282,627	$17,659	6.25%	$310,318	$20,674	6.66%	$312,778	$19,956	6.38%
Mortgage-related securities(3)	4.96	128,799	6,284	4.88	107,913	4,989	4.62	113,995	5,054	4.43
Investment securities(3)	4.72	39,040	1,986	5.08	39,786	2,185	5.49	45,478	2,286	5.03
Other interest-earning assets	1.50	18,365	448	2.44	14,528	533	3.67	8,632	197	2.28

Total interest-earning assets	5.31	468,831	26,377	5.63	472,545	28,381	6.01	480,883	27,493	5.72

Non-interest-earning assets		35,084			35,751			35,885

Total assets		$503,915			$508,296			$516,768

Interest-bearing liabilities:
Deposits	2.16	$341,480	9,186	2.69	$354,943	11,208	3.16	$352,371	8,547	2.43
FHLB advances and other borrowings	4.27	105,856	5,419	5.12	93,190	5,189	5.57	108,603	5,914	5.45
Junior subordinated debentures	9.70	14,199	1,371	9.66	19,518	1,828	9.37	21,503	1,954	9.09

Total interest-bearing liabilities	2.96	461,535	15,976	3.46	467,651	18,225	3.90	482,477	16,415	3.40

Interest rate spread	2.35%			2.16%			2.11%			2.32%

Non-interest-bearing liabilities		7,496			7,444			6,517

Total liabilities		469,031			475,095			488,994
Stockholders’ equity
		34,884			33,201			27,774

Total liabilities and stockholders’ equity		$503,915			$508,296			$516,768

Net interest-earning assets (liabilities)		$7,296			$4,894			$(1,594)

Net interest income			$10,401			$10,156			$11,078

Net interest margin(4)				2.22%			2.15%			2.30%

Ratio of average interest-earning assets to average interest-bearing liabilities				101.58%			101.05%			99.67%

(1)	Includes non-accrual loans.

(2)	Loan fees are included in interest income and the amounts are not material for this analysis.

(3)	Includes assets classified as either available for sale, held to maturity or held for sale.

(4)	Net interest income divided by interest-earning assets.

     Rate/Volume Analysis. The following table describes the extent to which changes in interest rates and changes in the volume of interest-related assets and liabilities have affected the Company’s interest income and expense during the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Year Ended September 30,
	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) Due To			Increase (Decrease) Due To
			Total			Total
			Increase			Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest-earnings assets:
Loans receivable(1)	$(1,238)	$(1,777)	$(3,015)	$873	$(155)	$718
Mortgage-related securities(1)	288	1,007	1,295	265	(330)	(65)
Investment securities(1)	(158)	(41)	(199)	285	(386)	(101)
Other interest-earning assets	(394)	309	(85)	159	177	336

Total interest-earning assets	(1,502)	(502)	(2,004)	1,582	(694)	888

Interest-bearing liabilities:
Deposits	(1,610)	(412)	(2,022)	2,599	62	2,661
FHLB advances and other borrowings	(335)	565	230	137	(862)	(725)
Junior subordinated debentures	59	(516)	(457)	63	(189)	(126)

Total interest-bearing liabilities	(1,886)	(363)	(2,249)	2,799	(989)	1,810

Increase (decrease) in net interest income	$384	$(139)	$245	$(1,217)	$295	$(922)

(1)	Includes assets classified as either available for sale, held to maturity or held for sale.
Results of Operations
     General. The Company reported net income (loss) of $(1.0 million) and $465,000 for the years ended September 30, 2008 and 2007, respectively.
     The $1.5 million decrease in net income for the year ended September 30, 2008 compared to the year ended September 30, 2007 was primarily the result of a $1.7 million (after tax and tax valuation allowance) impairment charge related to certain investment securities, partially offset by a $245,000 increase in net interest income and a $242,000 decline in non-interest expense.
     Net Interest Income. Net interest income is determined by the interest rate spread (the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s average interest-rate spread was 2.16%, 2.11 % and 2.32% for the years ended September 30, 2008, 2007 and 2006, respectively. The Company’s interest-rate spread was 2.35% at September 30, 2008. The Company’s net interest margin (net interest income as a percentage of average interest-earning assets) was 2.22%, 2.15% and 2.30% for the years ended September 30, 2008, 2007 and 2006, respectively. During fiscal 2008, the Company experienced some easing in the interest rate compression that had affected it during the prior fiscal year, with decreases in rates paid on interest-bearing liabilities outpacing decreases in yields earned on interest-earning assets. Conversely, the interest rate compression experienced by the Company during the 2007 fiscal year reflected the impact on increases in the rates paid on the Company’s interest-bearing liabilities, consisting primarily of deposits, due to repricing upward of liabilities due to market rates of interest as well as the flat yield curve experienced for most of fiscal 2007.

     For the year ended September 30, 2008, net interest income increased to $10.4 million as compared to $10.2 million in fiscal 2007. The $245,000, or 2.4%, increase reflected the effect of a $2.2 million, or 12.3%, decrease in interest expense partially offset by a $2.0 million, or 7.1%, decrease in interest income. Reflecting the declines in market rates of interest, the weighted average rate paid on interest-bearing liabilities declined more rapidly than the yields on interest-earning assets, with rates paid on deposits contributing most significantly to the reduction in interest expense.
     Interest Income. Total interest income amounted to $26.4 million for the year ended September 30, 2008, as compared to $28.4 million for fiscal 2007. The $2.0 million, or 7.1%, decrease in total interest income during the year ended September 30, 2008 as compared to fiscal 2007 was primarily due to a $3.0 million, or 14.6%, decrease in interest income on loans primarily due to a $27.7 million decline in the average balance of loans and to a lesser extent a 41 basis point decrease in the average yield earned on the loan portfolio. The decline in the average balance reflected the Company’s self-imposed limits on commercial lending activities while it continued to implement enhancements to its lending operations combined with the difficulties being experienced in the market. This decrease was partially offset by a $1.3 million, or 26.0%, increase in interest earned on mortgage-related securities which was primarily the result of a $20.9 million, or 19.8% increase in the average balance of such assets and to a lesser extent a 26 basis point increase in rate paid on mortgage-related securities.
     Interest Expense. Total interest expense amounted to $16.0 million for the year ended September 30, 2008 as compared to $18.2 million for fiscal 2007. The $2.2 million, or 12.3%, decrease in fiscal 2008 compared to fiscal 2007 reflected a $2.0 million, or 18.0%, decrease in interest expense on deposits and was primarily due to a 47 basis point decrease in the average rate paid thereon and, to a lesser degree, a $13.5 million decrease in the average balance of deposits as the Company chose to use borrowings to a greater degree to fund operations. Complementing the decrease in interest expense on deposits was a $457,000, or 25.0%, decrease in interest expense on junior subordinated debentures primarily due to a $5.3 million, or 27.3%, decrease in the average balance as a result of the redemption of $2.0 million of floating rate junior subordinated debentures combined with the purchase of $1.6 million of trust preferred securities previously issued by the Trust.
     Provisions for Loan Losses. The Company establishes provisions for loan losses, which are charged to its operating results, in order to maintain a level of total allowance for losses that management believes covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Management performs reviews generally on a monthly basis, but, at a minimum, quarterly, in order to identify these known and inherent losses and to assess the overall collection probability for the loan portfolio. Management’s reviews consist of a quantitative analysis by loan category, using historical loss experience, and consideration of a series of qualitative loss factors. For each primary type of loan, management establishes a loss factor reflecting our estimate of the known and inherent losses in each loan type using both the quantitative analysis as well as consideration of the qualitative factors. Management’s evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the levels of charge-offs and recoveries, the levels of classified and special mention assets, prior loss experience, total loans outstanding, the volume of loan originations, the type, average size, terms and geographic location and concentration of loans held by the Company, the value and the nature of the collateral securing loans, the number of loans requiring heightened management oversight, general economic conditions, particularly as they relate to the Company’s primary market area, and trends in market rates of interest. The amount of the allowance for loan losses is an estimate and actual losses may vary from these estimates. Furthermore, the Company’s primary banking regulator periodically reviews the Company’s allowance for loan losses as an integral part of the examination process. Such agency may require the Company to make additional provisions for estimated loan losses based upon judgments that differ from those of management.
     For the years ended September 30, 2008 and 2007, the provisions for loan losses were $296,000 and $375,000, respectively. For the year ended September 30, 2008, the provision for loan losses decreased $79,000, or 21.1%, to $296,000 compared to fiscal 2007. The $296,000 provision reflected management’s assessment upon the Company’s review of the credit quality of its loan portfolio, the level of net charge-offs during fiscal 2008 and the continual evaluation of the classified and pass loan portfolios to maintain the overall allowance for loan losses at a level deemed appropriate. At September 30, 2008, the Bank had $14.1 million of criticized and classified assets of which $11.9 million was classified as substandard. No assets were classified as doubtful or loss. The Company charged off $245,000 in fiscal 2008 compared to $470,000 in the prior fiscal year. See Item 1, “Business — Asset Quality.” At September 30, 2008 the Company’s allowance for loan losses totaled $3.5 million which amounted to 142.7% of total non-performing loans and 1.19% of adjusted gross loans receivable.

     Non-interest Income. For the year ended September 30, 2008, the Company reported non-interest income of $923,000 compared to $3.0 million for the year ended September 30, 2007, a $2.1 million, or 69.4%, decrease. The decrease was primarily due to the previously mentioned $1.9 million non-cash impairment charge related to the determination that the decline in value of the Company’s investment in two mutual funds and one corporate bond aggregating $9.6 million was other than temporary. In addition, during fiscal 2008, the Company experienced a decrease of $143,000 on the gain on sale of loans held for sale, compared to the prior year. Partially offsetting the decreases were increases of $97,000, or 25.0%, and $97,000, or 15.9%, in other income primarily related to higher revenues generated from the sale of insurance products and the increase in cash surrender value of bank owned life insurance (“BOLI”), respectively.
     Non-interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expense, Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums, professional fees, data processing expense, advertising, deposit processing and other items.
     Non-interest expense decreased $242,000, or 1.9%, for the year ended September 30, 2008 compared to the year ended September 30, 2007. The Company experienced decreases of $204,000, or 14.1%, and $71,000, or 98.6%, in professional fees and expenses related to the operation of real estate owned (“REO”) properties, respectively. The lower level of professional fees in the current fiscal year was primarily due to lower legal costs related to compliance with the supervisory agreement, as well as reduced external audit fees. During fiscal 2008, the Bank did not own or operate any REO properties. Partially offsetting the decreases was the inclusion of $304,000 one-time, before tax severance costs related to the resignation of the Company’s former chief executive officer.
     Income Taxes. The Company recognized income tax benefits of $271,000 and $220,000 for the years ended September 30, 2008 and 2007. The primary reason for the recognition of income tax benefits for fiscal 2008 and 2007 was the reduction in income before income taxes.

     Liquidity and Capital Resources
     The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowings and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-related securities prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has the ability to obtain advances from the FHLBank Pittsburgh through several credit programs with the FHLB in amounts not to exceed the Bank’s maximum borrowing capacity and subject to certain conditions, including holding a predetermined amount of FHLB stock as collateral. As an additional source of funds, the Company has access to the FRB discount window, but only after it has exhausted its access to the FHLB. At September 30, 2008, the Company had $107.7 million of outstanding advances and $29.9 million of overnight borrowings from the FHLBank Pittsburgh. The Bank currently has the ability to obtain up to $65.9 million of additional advances from the FHLBank Pittsburgh.
     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products and mortgage-related securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage related and investment securities. At September 30, 2008, the total of approved loan commitments outstanding amounted to $2.8 million. At the same date, commitments under unused lines of credit and loans in process on construction loans amounted to an aggregate of $43.9 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2008 totaled $126.7 million. Based upon its historical experience, management believes that a majority of maturing deposits will remain with the Company.
     The OTS requires that the Bank meet minimum regulatory tangible, core, tier-1 risk-based and total risk-based capital requirements. At September 30, 2008, the Bank exceeded all regulatory capital requirements and met the capital requirements for regulatory purposes to be deemed “well-capitalized.” However, as a result of the supervisory agreement, it is subject to a number of restrictions including, but not limited, requiring prior approval to appoint new senior officers and directors and pay dividends. See Note 11 to the Consolidated Financial Statements set forth in Item 8 hereof.
     The Company’s assets consist primarily of its investment in the Bank and investments in various corporate debt and equity instruments. Its only material source of income consists of earnings from its investment in the Bank and interest and dividends earned on other investments. The Company, as a separately incorporated holding company, has no significant operations other than serving as the sole stockholder of the Bank and paying interest to its subsidiaries, the Trust and the Trust II, for junior subordinated debt issued in conjunction with the issuance of trust preferred securities. See Note 16 to the Consolidated Financial Statements set forth in Item 8 hereof. On an unconsolidated basis, the Company has no paid employees. The expenses primarily incurred by the Company relate to its reporting obligations under the Securities Exchange Act of 1934, related expenses incurred as a publicly traded company, and expenses relating to the issuance of the trust preferred securities and the junior subordinated debentures issued in connection therewith. Management believes that as of the date hereof the Company has adequate liquidity available to respond to its current liquidity demands. Under applicable federal regulations, the Bank may pay dividends to the Company (its sole stockholder) within certain limits after obtaining the approval of the OTS. See Note 11 of the Consolidated Financial Statements set forth in Item 8 hereof. In the event that the Bank was not permitted to dividend sufficient funds to provide the necessary liquidity to the Company, the Company would need to seek alternative sources of liquidity including borrowings. The incurrence of debt by the Company would require the prior approval of the OTS under the terms of the supervisory agreement.

Derivative Financial Instruments, Contractual Obligations and Other Commitments
     The Company has not used, and has no intention to use, any significant off-balance sheet financing arrangements for liquidity purposes. The Company’s primary financial instruments with off-balance sheet risk are limited to loan servicing for others, its obligations to fund loans to customers pursuant to existing commitments and commitments to purchase and sell mortgage loans. In addition, the Company has not had, and has no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, limited purpose entities that could materially affect its liquidity or capital resources. The Company has not, and does not intend to, trade in commodity contracts.
     We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.
     The Company’s contractual principal obligations as of September 30, 2008 are as follows:

	Payments Due by Period:
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(dollars in thousands)
FHLB borrowings	$137,574	$34,921	$75,520	$16,022	$11,111
Junior subordinated debentures	11,639	—	—	—	11,639
Repurchase agreements	3,585	3,585	—	—	—
Certificates of deposit	162,051	126,694	23,344	12,013	—
Operating leases	3,157	343	459	302	2,053

Total obligations	$318,006	$165,543	$99,323	$28,337	$24,803

Off-Balance-Sheet Obligations
     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments (see Note 1 of the Consolidated Financial Statements set forth in Item 8 hereof).
     The Company’s outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed portions of construction loans as of September 30, 2008 are as follows:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(dollars in thousands)
Lines of credit(1)	$33,264	$9,984	$605	$4,930	$17,745
Letters of credit	495	100	—	—	395
Other commitments to originate loans	2,777	2,777	—	—	—
Undisbursed portions of construction loans	10,572	6,572	4,000	—	—

Total	$47,108	$19,433	$4,605	$4,930	$18,140

(1)	Includes lines of credit for commercial real estate, commercial loans and home equity loans.
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
     Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. In the current interest rate environment, liquidity and the maturity structure and repricing characteristics of the Company’s assets and liabilities are critical to the maintenance of acceptable performance levels.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     The information required herein is incorporated by reference to “Asset and Liability Management” set forth in Item 7 above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
First Keystone Financial, Inc.
We have audited the consolidated statement of financial condition of First Keystone Financial, Inc. and subsidiary (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Keystone Financial, Inc. and subsidiary as of September 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assessment of the effectiveness of First Keystone Financial, Inc.’s internal control over financial reporting as of September 30, 2008, included in Item 9A(T) of Form 10-K and, accordingly, we do not express an opinion thereon.
Wexford, PA
December 22, 2008

FIRST KEYSTONE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	September 30,
	2008	2007
ASSETS
Cash and amounts due from depository institutions	$4,340	$4,642
Interest-bearing deposits with depository institutions	34,980	48,293

Total cash and cash equivalents	39,320	52,935
Investment securities available for sale	26,545	29,284
Mortgage-related securities available for sale	102,977	79,178
Investment securities held to maturity — at amortized cost (approximate fair value of $3,271 and $3,266 at September 30, 2008 and 2007, respectively)	3,255	3,256
Mortgage-related securities held to maturity — at amortized cost (approximate fair value of $25,204 and $30,511 at September 30, 2008 and 2007, respectively)	25,359	31,294
Loans receivable (net of allowance for loan losses of $3,453 and $3,322 at September 30, 2008 and 2007, respectively)	286,106	292,418
Accrued interest receivable	2,452	2,702
FHLBank stock, at cost	6,995	6,338
Office properties and equipment, net	4,386	4,762
Deferred income taxes	4,323	3,216
Cash surrender value of life insurance	17,941	17,234
Prepaid expenses and other assets	2,397	2,264

Total Assets	$522,056	$524,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Non-interest-bearing	$20,101	$18,404
Interest-bearing	310,763	335,304

Total deposits	330,864	353,708
Advances from FHLBank and other borrowings	141,159	115,384
Junior subordinated debentures	11,639	15,264
Accrued interest payable	1,886	2,324
Advances from borrowers for taxes and insurance	974	870
Accounts payable and accrued expenses	3,238	2,637

Total Liabilities	489,760	490,187

Commitments and contingencies (see Note 13)	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; issued 2,712,556 shares; outstanding at September 30, 2008 and 2007, 2,432,998 shares	27	27
Additional paid-in capital	12,586	12,598
Employee stock ownership plan	(2,872)	(2,985)
Treasury stock at cost: 279,558 shares at September 30, 2008 and 2007	(4,244)	(4,244)
Accumulated other comprehensive loss	(2,714)	(1,223)
Retained earnings-partially restricted	29,513	30,521

Total Stockholders’ Equity	32,296	34,694

Total Liabilities and Stockholders’ Equity	$522,056	$524,881

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year Ended September 30,
	2008	2007
INTEREST INCOME:
Interest and fees on loans	$17,659	$20,674
Interest and dividends on:
Mortgage-related securities	6,284	4,989
Investment securities:
Taxable	1,560	1,394
Tax-exempt	168	386
Dividends	258	405
Interest-bearing deposits	448	533

Total interest income	26,377	28,381

INTEREST EXPENSE:
Interest on:
Deposits	9,186	11,208
FHLBank advances and other borrowings	5,419	5,189
Junior subordinated debentures	1,371	1,828

Total interest expense	15,976	18,225

Net interest income	10,401	10,156
Provision for loan losses	296	375

Net interest income after provision for loan losses	10,105	9,781

NON-INTEREST INCOME:
Service charges and other fees	1,642	1,661
Net gain (loss) on:
Investments and mortgage-related securities	(1,920)	120
Loans held for sale	9	163
Real estate owned	—	71
Increase in cash surrender value of life insurance	707	610
Other income	485	388

Total non-interest income	923	3,013

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,823	5,865
Occupancy and equipment	1,617	1,623
Professional fees	1,243	1,447
Federal deposit insurance premium	201	220
Operations of real estate owned	1	72
Data processing	572	564
Advertising	395	440
Deposit processing	591	589
Other	1,864	1,729

Total non-interest expense	12,307	12,549

Income (loss) before income tax benefit	(1,279)	245
Income tax benefit	(271)	(220)

Net income (loss)	$(1,008)	$465

Earnings (loss) per common share:
Basic	$(0.43)	$0.21
Diluted	$(0.43)	$0.21

Weighted average shares — basic	2,318,166	2,228,400
Weighted average shares — diluted	2,318,246	2,241,779
Dividends per share	$—	$—
See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
(Dollars in thousands)

			Employee		Accumulated	Retained
		Additional	stock		other	earnings-	Total
	Common	paid-in	ownership	Treasury	comprehensive	partially	stockholders’
	stock	capital	plan	stock	loss	restricted	equity

Balance at October 1, 2006	$27	$12,974	$(3,089)	$(10,522)	$(787)	$30,056	$28,659

Comprehensive income:
Net income	—	—	—	—	—	465	465
Other comprehensive loss, net of tax benefit:
Net unrealized loss on securities
Net of reclassification adjustment(1)	—	—	—	—	(436)	—	(436)

Comprehensive income	—	—	—	—	—	—	29

ESOP stock committed to be released	—	—	104	—	—	—	104
Excess of fair value above cost of ESOP shares committed to be released	—	38	—	—	—	—	38
Exercise of stock options	—	(16)	—	78	—	—	62
Share-based compensation	—	33	—	—	—	—	33
Release of treasury shares for equity offering	—	(431)	—	6,200	—	—	5,769

Balance at September 30, 2007	$27	$12,598	$(2,985)	$(4,244)	$(1,223)	$30,521	$34,694

Comprehensive loss:
Net loss	—	—	—	—	—	(1,008)	(1,008)
Other comprehensive loss, net of tax benefit:
Net unrealized loss on securities
Net of reclassification adjustment(1)	—	—	—	—	(1,491)	—	(1,491)

Comprehensive loss	—	—	—	—	—	—	(2,499)

ESOP stock committed to be released	—	—	113	—	—	—	113
Excess of fair value below cost of ESOP shares committed to be released	—	(12)	—	—	—	—	(12)

Balance at September 30, 2008	$27	$12,586	$(2,872)	$(4,244)	$(2,714)	$29,513	$32,296

(1)	Components of other comprehensive loss:

	2008	2007
Change in net unrealized loss on investment securities available for sale	$(2,758)	$(357)
Realized loss (gain) included in net income (loss) net of tax (benefit) expense of $(653) and $41, respectively	1,267	(79)

Net unrealized loss on securities	$(1,491)	$(436)

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended September 30,
	2008	2007

OPERATING ACTIVITIES:
Net income (loss)	$(1,008)	$465
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for depreciation and amortization	569	557
Amortization of premiums and discounts	44	159
Increase in cash surrender value of life insurance	(707)	(610)
(Gain) loss on sales of:
Loans held for sale	(9)	(163)
Investment securities available for sale	15	(120)
Real estate owned	—	(71)
Other-than-temporary impairment of investment securities	1,905	—
Provision for loan losses	296	375
Amortization of ESOP	101	142
Deferred income taxes	(337)	(215)
Share-based compensation	—	33
Changes in assets and liabilities which provided (used) cash:
Origination of loans held for sale	(1,444)	(271)
Loans sold in the secondary market	1,453	1,605
Accrued interest receivable	250	(35)
Prepaid expenses and other assets	(196)	3,240
Accrued interest payable	(438)	160

Accrued expenses	601	(1,590)

Net cash provided by operating activities	1,095	3,661

INVESTING ACTIVITIES:
Loans originated	(80,223)	(91,913)
Purchases of:
Investment securities available for sale	(5,119)	(6,005)
Mortgage-related securities available for sale	(41,625)	(21,913)
Redemption of FHLBank stock	2,726	3,056
Purchase of FHLBank stock	(3,383)	(3,161)
Proceeds from sales of investment and mortgage-related securities available for sale	556	7,912
Proceeds from sales of real estate owned	—	2,521
Return of investment in First Keystone Capital Trust II	63	189
Principal collected on loans	86,313	122,505
Proceeds from maturities, calls or repayments of:
Investment securities available for sale	3,142	1,218
Mortgage-related securities available for sale	17,750	13,101
Mortgage-related securities held to maturity	5,875	6,969
Purchase of property and equipment	(193)	(676)

Net cash provided by (used in) investing activities	(14,118)	33,803

FINANCING ACTIVITIES:
Net decrease in deposit accounts	(22,844)	(5,108)
FHLBank advances and other borrowings — repayments	(120,611)	(95,157)
FHLBank advances and other borrowings — draws	146,386	103,300
Net increase in advances from borrowers for taxes and insurance	104	4
Proceeds from exercise of stock options	—	62
Net proceeds from equity offering	—	5,769
Purchase of trust preferred securities	(1,565)	—
Retirement of junior subordinated debentures	(2,062)	(6,186)
Net cash provided by financing activities	592	2,684

Increase (decrease) in cash and cash equivalents	(13,615)	40,148
Cash and cash equivalents at beginning of year	52,935	12,787

Cash and cash equivalents at end of year	$39,320	$52,935

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest on deposits and borrowings	$16,414	$18,065
Cash payments of income taxes	200	—
Transfers of loans receivable into real estate owned	—	2,700
See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
1. Nature of Operations and Organization Structure
     The primary business of First Keystone Financial, Inc. (the “Company”) is to act as the holding company for its principal wholly owned subsidiary, First Keystone Bank (the “Bank”), a federally chartered stock savings association founded in 1934. The Bank has the following four wholly owned subsidiaries: FKF Management Corp., Inc. which manages investment securities, First Chester Services, Inc. and First Pointe, Inc. each of which acquire certain loans, real estate and other assets in satisfaction of debts previously contracted by the Bank, and State Street Services Corporation, which holds a 51% interest in First Keystone Insurance Services, LLC (“First Keystone Insurance”), an insurance agency, which is consolidated into the Company’s financial statements. The Company’s capital trusts, First Keystone Capital Trust I and First Keystone Capital Trust II, collectively, the (“Issuer Trusts”) are not consolidated with the accounts of the Company as discussed in Note 2. The Issuer Trusts were formed in connection with the issuance of trust preferred securities.
     The primary business of the Bank is to offer a wide variety of commercial and retail products through its branch system located in Delaware and Chester Counties in Pennsylvania. The Company and the Bank are primarily supervised and regulated by the Office of Thrift Supervision (“OTS”).
2. Summary of Significant Accounting Policies
     Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of the Company, the Bank and the Company’s and the Bank’s wholly owned subsidiaries. In addition, the Company consolidates First Keystone Insurance, LLC in which one of the Bank’s subsidiaries holds a 51% ownership interest.
     Since 2004, upon adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 and FIN 46(R), the Issuer Trusts are no longer consolidated with the accounts of the Company.
     Intercompany accounts and transactions have been eliminated in consolidation.
     Segment Accounting
     The Company evaluated Statement of Financial Accounting Standards (“SFAS”) No. 131, "Disclosure about Segments of an Enterprise and Related Information,” and determined the Company operates in two segments: Banking and Insurance Services. Results are presented on a combined basis because the insurance services engaged in by the Company do not meet quantitative thresholds for separate disclosure.
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
     Securities Held to Maturity and Securities Available for Sale
     Securities held to maturity are carried at amortized cost. Securities are designated as held to maturity only if the Company has the positive intent and ability to hold these securities to maturity. Securities available for sale are carried at fair value with the resulting unrealized gains or losses recorded in stockholders’ equity, net of tax. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security. For the years ended September 30, 2008 and 2007 the Company did not maintain a trading portfolio.

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
     Allowance for Loan Losses
     An allowance for loan losses is maintained at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent losses in the loan portfolio that are both probable and reasonably estimable. The Company is constantly reviewing the methodology, conducting assessments and redefining the process to determine the appropriate level of allowance for loan losses. In establishing the allowance for loan losses, management must use a large degree of judgment in (i) assigning individual loans to specific risk levels (pass, special mention, substandard, doubtful and loss), (ii) valuing the underlying collateral securing the loans, (iii) determining the appropriate reserve factor to be applied to specific risk levels for criticized and classified loans (special mention, substandard, doubtful and loss), and (iv) determining reserve factors to be applied to pass loans based upon loan type. Management reviews the allowance for loan losses generally on a monthly basis, but at a minimum at least quarterly. To the extent that loans change risk levels, collateral values change or reserve factors change, the Company may need to adjust its provision for loan losses which would impact earnings. In this framework, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included, among other things, in these qualitative factors are past loss experience, the type and volume of loans, changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries, national and local economic conditions, concentrations of credit, and the effect of external factors on the level of estimated credit losses in the current portfolio. While management uses the best information available to make such evaluation, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.
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
     At September 30, 2008 and 2007, loans serviced for others totaled approximately $42,843 and $46,979, respectively. Servicing loans for others consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures. Loan servicing income is recorded when earned and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. The Company has fiduciary responsibility for related escrow and custodial funds aggregating approximately $269 and $290 at September 30, 2008 and 2007, respectively.
     The Company assesses the retained interest in the servicing asset or liability associated with the sold loans based on the relative fair values. The servicing asset or liability is amortized in proportion to and over the period during which estimated net servicing income or net servicing loss, as appropriate, will be received. Assessment of the fair value of the retained interest is performed on a quarterly basis. At September 30, 2008 and 2007, mortgage servicing rights totaling $305 and $339, respectively, were included in other assets.
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
     Income Recognition on Loans
     Interest on loans is credited to income when earned. Accrual of loan interest is discontinued and a reserve established through a charge to interest income on existing accruals if management believes after considering, among other things, economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. Such interest ultimately collected is credited to income when collection of principal and interest is no longer in doubt.
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
     Interest Rate Risk
     At September 30, 2008 and 2007, the Company’s assets consisted of assets earning interest at either adjustable or fixed rates, with the majority having long-term average lives. At September 30, 2008, the Bank had interest-earning assets of approximately $468.8 million having a weighted average effective yield of 5.63% and interest-bearing liabilities of approximately $461.5 million with a weighted average cost of 3.46%. These assets were funded primarily with shorter term liabilities that have interest rates which vary over time with market rates and, in some cases, certain call features that are affected by changes in market rates of interest. The shorter duration of the interest-sensitive liabilities indicates that the Company is exposed to interest rate risk because, in a rising rate environment, liabilities will be repricing faster at higher interest rates, thereby reducing the market value of long-term assets and net interest income.
     Earnings Per Share
     Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed based on the weighted average number of shares of common stock outstanding increased by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of stock options. Weighted average shares used in the computation of earnings per share were as follows:

	Year Ended September 30,
	2008	2007
Average common shares outstanding	2,318,166	2,228,400
Increase in shares due to dilutive options	80	13,379

Adjusted shares outstanding — diluted	2,318,246	2,241,779

     For the years ended September 30, 2008 and 2007, 40,066 and 11,466 outstanding options, respectively, were anti-dilutive.
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
     Accounting for Stock Options
     On October 1, 2005, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123(R)) using the modified prospective application transition method. This Statement requires an entity to recognize the cost of employee services received in exchange for an award of equity investment based on grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Upon adoption of SFAS No. 123R, the Company was required to recognize compensation expense for the fair value of stock options that were granted or vested after that date. The revised Statement generally requires that an entity account for those transactions using the fair-value based method and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting provided in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees,” which was permitted under SFAS No. 123, as originally issued. Prior to October 1, 2005, the Company did not recognize employee equity-based compensation costs in net income.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
     Other Comprehensive Income (Loss)
     The Company presents as a component of comprehensive income (loss) the amounts from transactions and other events which currently are excluded from the statements of operations and are recorded directly as an adjustment to stockholders’ equity.
     Accounting for Derivative Instruments
     In April 2004, the FASB issued SFAS Statement No.149, “Amendment of Statement No.133 on Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including derivatives embedded in other contracts and hedging activities. SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138 and interpreted by the FASB and the Derivative Implementation Group through Statement 133 Implementation Issues, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. In accordance with SFAS No. 149 and SFAS No. 133, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company’s derivative instruments outstanding during fiscal years ended September 30, 2008 and 2007 included commitments to fund loans held-for-sale and forward loan sale agreements.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
     Statement of Cash Flows
     For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits with depository institutions. The Company is required to maintain certain balances at the Federal Reserve Bank of Philadelphia which amounted to $169 and $167 at September 30, 2008 and 2007, respectively.
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
     Reclassifications
     Certain reclassifications have been made to the September 30, 2007 consolidated financial statements to conform to the September 30, 2008 presentation. Such reclassifications had no impact on the reported net income.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
3. Investment Securities
     The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gain	Loss	Fair Value

Available for Sale:
U.S. Government bonds
Over 10 years	$2,965	$7	$—	$2,972
Municipal obligations
5 to 10 years	2,901	55	(22)	2,934
Over 10 years	997	52	—	1,049
Corporate bonds
Less the 1 year	1,000	4	—	1,004
1 to 5 years	1,057	—	(107)	950
5 to 10 years	1,532	—	—	1,532
Over 10 years	9,415	—	(2,835)	6,580
Mutual funds	8,563	8	—	8,571
Other equity investments	1,040	—	(87)	953

Total	$29,470	$126	$(3,051)	$26,545

Held to Maturity:
Municipal obligations
1 to 5 years	$1,537	$5	$(9)	$1,533
5 to 10 years	1,718	21	(1)	1,738

Total	$3,255	$26	$(10)	$3,271

     Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at September 30, 2008.

	Loss Position		Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Approximate	Unrealized	Approximate	Unrealized	Approximate	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate bonds	$6,068	$(2,392)	$1,462	$(550)	$7,530	$(2,942)
Municipal obligations	2,062	(32)	—	—	2,062	(32)
Other equity investments	553	(87)	—	—	553	(87)

Total	$8,683	$(2,511)	$1,462	$(550)	$10,145	$(3,061)

     At September 30, 2008, investment securities in a gross unrealized loss position for twelve months or longer consist of two corporate debt securities having an aggregate depreciation of 27.3% from the Company’s amortized cost basis. Management believes the declines in market value are the result of the current volatility in interest rates and turmoil in the capital and debt markets. Fair values for certain corporate debt securities were determined utilizing discounted cash flow models, due to the absence of a current market to provide a reliable market quotes for the instruments. The Company has the ability and intent to hold these securities until such time as the value recovers. Management does not believe any individual unrealized loss as of September 30, 2008 represents an other-than-temporary impairment. For the year ending September 30, 2008, the Company’s investments in one corporate bond and two mutual funds aggregating $9.6 million, included in the first table above, were impaired as a result of the Company’s determination that declines in

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
their fair market values were other than temporary. As a result of this determination, the Company recognized a $1.9 million, before tax, non-cash charge, which was recorded as a reduction to other non-interest income.
     The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gain	Loss	Fair Value

Available for Sale:
U.S. Government bonds
1 to 5 years	$2,000	$—	$—	$2,000
Over 10 years	3,950	10	(9)	3,951
Municipal obligations
5 to 10 years	1,130	—	(14)	1,116
Corporate bonds
1 to 5 years	2,074	50	—	2,124
5 to 10 years	2,000	—	(560)	1,440
Over 10 years	7,654	61	(42)	7,673
Mutual funds	10,203	7	(322)	9,888
Other equity investments	1,040	60	(8)	1,092

Total	$30,051	$188	$(955)	$29,284

Held to Maturity:
Municipal obligations
5 to 10 years	$3,256	$10	$—	$3,266

     Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at September 30, 2007.

	Loss Position		Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Approximate	Unrealized	Approximate	Unrealized	Approximate	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government bonds	$2,954	$(9)	$—	$—	$2,954	$(9)
Corporate bonds	—	—	3,420	(602)	3,420	(602)
Municipal obligations	—	—	986	(14)	986	(14)
Mutual funds	—	—	9,374	(322)	9,374	(322)
Other equity investments	327	(8)	—	—	327	(8)

Total	$3,281	$(17)	$13,780	$(938)	$17,061	$(955)

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
     For the years ended September 30, 2008 and 2007, proceeds from sales of investment securities available for sale amounted to $556 and $7,912, respectively. For such periods, gross realized gains on sales amounted to $69 and $120, respectively, while gross realized losses amounted to $83 and $0, respectively. The tax provision (benefit) applicable to these net realized gains (losses) amounted to $(4) and $41, respectively. Gains and losses are realized and recorded on the specific identification method.
4. Mortgage-Related Securities
     Mortgage-related securities available for sale and held to maturity are summarized as follows:

	September 30, 2008
		Gross	Gross
		Unrealized	Unrealized	Approximate
	Amortized Cost	Gain	Loss	Fair Value

Available for Sale:
FHLMC pass-through certificates	$34,860	$117	$(175)	$34,802
FNMA pass-through certificates	41,982	235	(216)	42,001
GNMA pass-through certificates	1,669	10	—	1,679
Collateralized mortgage obligations	25,653	3	(1,161)	24,495

Total	$104,164	$365	$(1,552)	$102,977

Held to Maturity:
FHLMC pass-through certificates	$9,776	$42	$(84)	$9,734
FNMA pass-through certificates	15,582	3	(116)	15,469
Collateralized mortgage obligations	1	—	—	1

Total	$25,359	$45	$(200)	$25,204

     Provided below is a summary of mortgage-related securities available for sale and held to maturity which were in an unrealized loss position at September 30, 2008.

	Loss Position		Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Approximate	Unrealized	Approximate	Unrealized	Approximate	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Pass-through certificates	$54,080	$(561)	$1,401	$(30)	$55,481	$(591)
Collateralized mortgage obligations	17,914	(678)	6,385	(483)	24,299	(1,161)

Total	$71,994	$(1,239)	$7,786	$(513)	$79,780	$(1,752)

     At September 30, 2008, mortgage-related securities in a gross unrealized loss position for twelve months or longer consist of seven securities having an aggregate depreciation of 6.2% from the Company’s amortized cost basis. Management does not believe any individual unrealized loss as of September 30, 2008 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by FNMA, FHLMC and private institutions. Management believes that market value fluctuations in these securities are not only dependent upon the movement in market interest rates, but have also been affected by the ongoing turbulence being experienced in the mortgage and bond markets, rather than from the deterioration of the creditworthiness of the issuer. Accordingly, management does not believe that any individual unrealized loss as of September 30, 2008 represents an other-than-temporary impairment. The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs or until the securities mature.

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
     For the years ended September 30, 2008 and 2007, no sales of mortgage-related securities occurred.
     Mortgage-related securities with aggregate carrying values of $37,813 and $24,778 were pledged as collateral at September 30, 2008 and 2007, respectively, for municipal deposits and financings (see Notes 8 & 9).

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
5. Accrued Interest Receivable
     The following is a summary of accrued interest receivable by category:

	September 30,
	2008	2007

Loans	$1,415	$1,701
Mortgage-related securities	535	450
Investment securities	502	551

Total	$2,452	$2,702

6. Loans Receivable
     Loans receivable consist of the following:

	September 30,
	2008	2007

Single-family	$145,626	$139,888
Construction and land	27,493	23,501
Multi-family and commercial	54,419	60,026
Home equity and lines of credit	55,246	57,808
Consumer loans	1,330	1,204
Commercial loans	15,955	19,044

Total loans	300,069	301,471
Loans in process	(10,802)	(6,008)
Allowance for loan losses	(3,453)	(3,322)
Deferred loan costs	292	277

Loans receivable net	$286,106	$292,418

     The Company originates loans primarily in its local market area of Delaware and Chester Counties, Pennsylvania to borrowers that share similar attributes. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.
     The Company participates in the origination and sale of fixed-rate single-family residential loans and Small Business Administration-guaranteed loans in the secondary market. The Company recognized gains on sale of loans held for sale of $9 and $163 for fiscal years ended September 30, 2008 and 2007, respectively.
     The Company offers loans to its directors and senior officers on terms permitted by Regulation O promulgated by the Board of Governors of the Federal Reserve System. There were approximately $5,751 and $5,179 of loans outstanding to senior officers and directors as of September 30, 2008 and 2007, respectively. The amount of repayments during the years ended September 30, 2008 and 2007, totaled $1,149 and $2,638, respectively. There were $1,721 and $4,519 of new loans granted during fiscal years 2008 and 2007, respectively.
     The Company had undisbursed portions under consumer and commercial lines of credit as of September 30, 2008 and 2007 of $33,264 and $33,917, respectively.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
     The Company originates both adjustable and fixed interest rate loans and purchases mortgage-related securities in the secondary market. The originated adjustable-rate loans have annual and lifetime interest rate adjustment limitations and are generally indexed to U.S. Treasury securities plus a fixed margin. Future market factors may affect the correlation of the interest rate adjustment with rates the Company pays on the short-term deposits that have been the primary funding source for these loans. The adjustable-rate mortgage-related securities adjust to various national indices plus a fixed margin. At September 30, 2008, the composition of these loans and mortgage-related securities was as follows:

Fixed-Rate
Term to Maturity	Book Value

1 month to 1 year	$7,324
1 year to 3 years	13,232
3 years to 5 years	9,775
5 years to 10 years	86,347
Over 10 years	167,798

Total	$284,476

Adjustable-Rate
Term to Rate Adjustment	Book Value

1 month to 1 year	$75,395
1 year to 3 years	39,009
3 years to 5 years	23,082
5 years to 10 years	6,443

Total	$143,929

     The following is an analysis of the allowance for loan losses:

	2008	2007

Beginning balance	$3,322	$3,367
Provisions charged to income	296	375
Charge-offs	(245)	(470)
Recoveries	80	50

Total	$3,453	$3,322

     At September 30, 2008 and 2007, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $2,420 and $4,685, respectively. At September 30, 2008, non-performing loans consisted of loans that were both individually and collectively evaluated for impairment.
     Loans collectively evaluated for impairment include residential real estate, home equity (including lines of credit) and consumer loans and are not included in the data that follow:

	September 30,
	2008	2007

Impaired loans with related allowance for loan losses under SFAS No. 114	$817	$1,148
Impaired loans with no related allowance for loan losses under SFAS No. 114	—	25

Total impaired loans	$817	$1,173

Valuation allowance related to impaired loans	$370	$271

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
     At September 30, 2008 and 2007, the Company had impaired loans with a total recorded investment of $817 and $1,173, respectively, and an average recorded investment of $579 and $933, respectively. There was $59 and $1 of interest income recognized on these impaired loans during the years ended September 30, 2008 and 2007, respectively. Interest income of approximately $6 and $83, respectively, was not recognized as interest income due to the non-accrual status of loans during fiscal 2008 and 2007.
7. Office Properties and Equipment
     Office properties and equipment are summarized by major classification as follows:

	September 30,
	2008	2007

Land and buildings	$7,908	$7,875
Furniture, fixtures and equipment	4,051	3,965

Total	11,959	11,840
Accumulated depreciation and amortization	(7,573)	(7,078)

Net	$4,386	$4,762

     The future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2008 are as follows:

September 30,
2009	$343
2010	316
2011	143
2012	149
2013	153
Thereafter	950

Total minimum future rental payments	$2,054

     Leasehold expense was approximately $526 and $533 for the years ended September 30, 2008 and 2007, respectively.
     Depreciation expense amounted to $569 and $557 for the years ended September 30, 2008 and 2007, respectively.
8. Deposits
     Deposits consist of the following major classifications:

	September 30,
	2008		2007
	Amount	Percent	Amount	Percent

Non-interest-bearing	$20,101	6.0%	$18,404	5.2%
NOW	70,344	21.3	75,194	21.2
Passbook	34,796	10.5	37,369	10.6
Money market	43,572	13.2	34,252	9.7
Certificates of deposit	162,051	49.0	188,489	53.3

Total	$330,864	100.0%	$353,708	100.0%

     The weighted average interest rates paid on deposits were 2.69% and 3.16% for the years ended September 30, 2008 and 2007, respectively.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
     Included in deposits as of September 30, 2008 and 2007 were basic deposits of $100 or more totaling approximately $105,802 and $118,876, respectively, and retirement accounts of $250 or more totaling approximately $983 and $1,176, respectively. Basic deposits and retirement accounts in excess of $100 and $250, respectively, are generally not federally insured.
     At September 30, 2008 and 2007, the Company had pledged certain mortgage-related securities aggregating $37,813 and $24,778, respectively, as collateral for municipal deposits and financings.
     A summary of scheduled maturities of certificates is as follows:

	September 30,
	2008	2007

Within one year	$126,694	$164,200
One to two years	19,774	15,729
Two to three years	3,570	4,213
Thereafter	12,013	4,347

Total	$162,051	$188,489

     A summary of interest expense on deposits is as follows:

	Year Ended September 30,
	2008	2007

NOW	$692	$1,016
Passbook	340	365
Money market	961	1,082
Certificates of deposit	7,193	8,745

Total	$9,186	$11,208

9. Advances from FHLBank and Other Borrowings
     As of September 30, 2008 and 2007, the Company had $33.5 million and $29.0 million of short-term (one year or less) borrowings, respectively, of which $29.9 million and $29.0 million, respectively, were advances on a $100 million line of credit with FHLBank. The remaining short-term borrowings consisted of repurchase agreements with commercial customers.
     A summary of short-term borrowings is as follows:

	September 30,
	2008	2007

FHLB overnight borrowings	$29,900	$29,000
Repurchase agreements	3,585	—

Total short-term borrowings	$33,485	$29,000

     The following table sets forth information concerning short-term borrowings:

	September 30,
	2008	2007

Balance at year-end	$33,485	$29,000
Maximum amount outstanding at any month-end	33,485	30,300
Average balance outstanding during the year	2,427	6,839
Weighted-average interest rate:
As of year-end	2.06%	5.34%
Paid during the year	2.51%	5.11%

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
     Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expenses divided by the related average balance.
     The following table presents remaining periods until maturity of FHLBank long-term advances and other borrowings:

	September 30,
	2008	2007

Within one year	$5,009	$5,672
Over one year through five years	91,554	80,589
Over five years through ten years	11,111	123
Over 10 years	—	—

	$107,674	$86,384

     The following table presents information concerning fixed-rate and convertible borrowings:

			Weighted
	Maturity range		average	Stated interest rate		September 30,
Description	from	to	interest rate	from	to	2008	2007
Fixed	12/29/15	12/29/15	6.43%	6.43%	6.43%	$174	$384
Convertible	12/18/08	2/26/18	4.94%	2.98%	6.10%	107,500	86,000

						$107,674	$86,384

     Included in the table above at September 30, 2008 and 2007 are $107,662 and $86,334, respectively, of FHLB advances whereby the FHLB has the option at predetermined times to convert the fixed interest rate to an adjustable interest rate tied to the London Interbank Offered Rate (LIBOR). At September 30, 2008, substantially all the FHLB advances with the convertible feature are subject to conversion in fiscal 2009. The Company then has the option to prepay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature rather than the period in which they can be converted.
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
     Retained earnings at September 30, 2008 and 2007 included approximately $2,500 representing bad debt deductions for which no income tax has been provided.
     Income tax (benefit) expense is comprised of the following:

	Year Ended September 30,
	2008	2007

Federal:
Current	$63	$(5)
Deferred	(338)	(215)
State	4	—

Total	$(271)	$(220)

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
     The tax effect of temporary differences that give rise to significant portions of the deferred tax accounts, calculated at 34%, is as follows:

	September 30,
	2008	2007

Deferred tax assets:
Accelerated depreciation	$436	$406
Allowance for loan losses	1,174	1,129
Unrealized loss on available for sale securities	1,399	630
Other-than-temporary impairments	647	—
Net operating loss carryforwards	523	619
Alternative minimum tax credits	366	182
Accrued expenses	668	627

Total gross deferred tax assets	5,213	$3,593
Valuation allowance	(498)	—

Total net deferred tax assets	$4,715	$3,593

Deferred tax liabilities:
Deferred loan fees	$(314)	$(311)
Other	(78)	(66)

Total gross deferred tax liabilities	(392)	(377)

Net deferred tax assets	$4,323	$3,216

     The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income. The Company established a valuation allowance during the year ended September 30, 2008 for other-than-temporary impairments related to investments in certain mutual funds.
     The Company has alternative minimum tax credit carryforwards of approximately $366,000 at September 30, 2008. These credits have an indefinite carryforward period. The Company also has a $1.5 million net operating loss carryforward that will begin to expire in the year 2026.
     The Company’s effective tax rate is less than the statutory federal income tax rate for the following reasons:

	Year Ended September 30,
	2008		2007
		Percentage		Percentage
		of Pretax		of Pretax
	Amount	Income	Amount	Income

Tax at statutory rate	$(435)	(34.0)%	$83	34.0%
Increase (decrease) in taxes resulting from:
Valuation allowance	498	39.0	—	—
Tax exempt interest, net	(50)	(3.9)	(119)	(48.6)
Increase in cash surrender value	(241)	(18.9)	(193)	(78.8)
Dividend received deduction	(6)	(0.5)	(7)	(2.9)
Other	(37)	(2.9)	16	6.5

Total	$(271)	(21.2)%	$(220)	(89.8)%

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
          The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, effective October 1, 2007. FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN No. 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest, and penalties. In accordance with FIN No. 48, interest or penalties incurred for income taxes will be recorded as a component of other expenses. The adoption of FIN No. 48 did not have a significant impact on the Company’s financial statements.
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
     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of tangible and core capital (as defined in the regulations) to adjusted assets (as defined), and of Tier I and total capital (as defined) to average assets (as defined). Management believes, as of September 30, 2008, that the Bank met all regulatory capital adequacy requirements to which it is subject.
     The Bank’s actual capital amounts and ratios are presented in the following table.

			Required for		Well Capitalized
			Capital Adequacy		Under Prompt
	Actual		Purpose		Corrective Action
	Amount	Percentage	Amount	Percentage	Amount	Percentage

At September 30, 2008:
Core Capital (to Adjusted Tangible Assets)	$44,234	8.46%	$20,911	4.0%	$26,139	5.0%
Tier I Capital (to Risk-Weighted Assets)	44,234	14.02	N/A	N/A	18,935	6.0
Total Capital (to Risk-Weighted Assets)	47,322	14.99	25,247	8.0	31,559	10.0
Tangible Capital (to Tangible Assets)	44,167	8.45	7,841	1.5	N/A	N/A

At September 30, 2007:
Core Capital (to Adjusted Tangible Assets)	$49,207	9.38%	$20,975	4.0%	$26,219	5.0%
Tier I Capital (to Risk-Weighted Assets)	49,207	15.44	N/A	N/A	19,118	6.0
Total Capital (to Risk-Weighted Assets)	52,529	16.49	25,491	8.0	31,864	10.0
Tangible Capital (to Tangible Assets)	49,126	9.37	7,864	1.5	N/A	N/A
     On February 13, 2006, the Bank entered into a supervisory agreement with the OTS. The supervisory agreement requires the Bank, among other things, to maintain a minimum core capital and total risk-based capital ratios of 7.5% and 12.5%, respectively. At September 30, 2008, the Bank was in compliance with such requirement.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
     The Company’s capital at September 30, 2008 and 2007 for financial statement purposes differs from core (leverage) and Tier-1 risk-based capital amounts by approximately $11,938 and $14,513, respectively, representing the inclusion for regulatory capital purposes of unrealized losses on securities available for sale and a portion of capital securities (see Note 16) that qualifies as regulatory capital as well as adjustments to the Bank’s capital that do not affect the parent company.
The following table outlines the adjustments made to the Bank’s capital to compute tier-1, core and tangible capital.

	At September 30,
	2008	2007

Total equity capital	$41,577	$48,161
Accumulated other comprehensive loss	2,657	1,046

Tier 1 and core capital	44,234	49,207
Less: Disallowed servicing rights	(67)	(81)

Tangible capital	44,167	49,126

Tier 1 and core capital	44,234	49,207
Allowance for loan and lease losses	3,083	3,322
Unrealized gains on equity securities	5	—

Total risk-based capital	$47,322	$52,529

     At the date of the Bank’s conversion from the mutual to stock form in January 1995 (the “Conversion”), the Bank established a liquidation account in an amount equal to its retained income as of August 31, 1994. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders (as such terms are defined in the Bank’s plan of conversion) who continue to maintain their accounts at the Bank after the Conversion. The liquidation account is reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases in such balances will not restore an eligible account holder’s or supplemental eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.
     The principal source of cash flow for the Company is dividends from the Bank. Various federal banking regulations and capital guidelines limit the amount of dividends that may be paid to the Company by the Bank. Future payment of dividends by the Bank is dependent on individual regulatory capital requirements, levels of profitability, and safety and soundness concerns. Under current regulatory requirements of the OTS and the terms of the supervisory agreement, the Bank is required to apply for approval to dividend funds to the Company. No assurances can be given that such approval, if requested, would be granted. In addition, loans or advances made by the Bank to the Company are generally limited to 10 percent of the Bank’s capital stock and surplus on a secured basis, subject to compliance with various collateral and other requirements. Accordingly, at September 30, 2008, funds potentially available for loans or advances by the Bank to the Company amounted to $4,158.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
12. Employee Benefits
     401(k) Profit Sharing Plan
     The Bank’s 401(k) profit sharing plan covers substantially all full-time employees of the Company and provides for pre-tax contributions by the employees with matching contributions at the discretion of the Board of Directors determined at the beginning of the calendar year. All amounts are fully vested. For calendar years 2008 and 2007, the Company matched twenty-five cents for every dollar contributed up to 5% of a participant’s salary. The profit sharing expense for the plan was $32 and $35 for the years ended September 30, 2008 and 2007, respectively.
     Employee Stock Ownership Plan
     In connection with the Conversion, the Company established an employee stock ownership plan (“ESOP”) for the benefit of eligible employees. The Company accounts for its ESOP in accordance with AICPA Statement of Position 93-6, “Employers Accounting for Employee Stock Ownership Plans,” which requires the Company to recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, this difference is charged or credited to equity as additional paid-in capital. Management expects the recorded amount of expense in any given period to fluctuate from period to period as continuing adjustments are made to reflect changes in the fair value of the ESOP shares. The Company’s ESOP, which is internally leveraged, does not report the loans receivable extended to the ESOP as assets and does not report the ESOP debt due the Company. At September 30, 2008, 218,265 shares were committed to be released, of which 6,516 shares have not yet been allocated to participant accounts. The fair value of unreleased ESOP shares was $991,000 at September 30, 2008. The total number of shares held in the ESOP at such date was 110,156 shares. The Company recorded compensation and employee benefit expense related to the ESOP of $91 and $159 for the years ended September 30, 2008 and 2007, respectively.
     Recognition and Retention Plan
     Under the 1995 Recognition and Retention Plan and Trust (the “RRP”), there are 81,600 shares authorized to be issued pursuant to grants under the RRP. At September 30, 2006, the Company had awarded 81,600 shares to the Company’s non-employee directors and executive officers subject to vesting and other provisions of the RRP. At September 30, 2008, 80,697 shares granted to the plan participants had vested and been distributed.
     Stock Option Plans
     Under the 1995 Stock Option Plan (the “Option Plan”), common stock totaling 272,000 shares was reserved for issuance pursuant to the exercise of options. The ability to grant options under the Option Plan expired in July 2005. Options granted pursuant to the Option Plan, prior to such date, remain exercisable according to the terms of their issuance. During fiscal year 1999, stockholders approved the adoption of the 1998 Stock Option Plan (“1998 Option Plan”) (collectively with the Option Plan, the “Plans”) pursuant to which an additional 111,200 shares of common stock were reserved for issuance of which 29,623 were available for future grant at September 30, 2008. The ability to grant options under the 1998 Option Plan expired in November 2008. Options covering an aggregate of 353,577 shares have been granted to the Company’s executive officers, non-employee directors and other key employees, subject to vesting and other provisions of the Plans. At September 30, 2008 and 2007 the number of shares covered by options exercisable at such dates was 42,566 and 50,956 respectively, and the weighted average exercise price of those options was $13.00 and $12.89, respectively.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
     The following table summarizes transactions regarding the stock option plans:

			Weighted Average
	Number of	Exercise	Exercise Price per
	Option Shares	Price Range	share

Outstanding at October 1, 2006	61,447	$10.13 – 21.89	$13.17
Granted	—	—	—
Exercised	(5,070)	10.13 – 14.25	12.25
Cancelled	(1,694)	19.75 – 21.89	20.06
Forfeited	(3,727)	14.25 – 21.89	15.12

Outstanding at September 30, 2007	50,956	$10.13 – 16.15	$12.89

Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Forfeited	(8,390)	10.13 – 12.88	12.29

Outstanding at September 30, 2008	42,566	$10.13 – 16.15	$13.00

     A summary of the range of exercise prices of outstanding options at September 30, 2008 is as follows:

		Weighted Average	Weighted
Number of	Exercise Price	Remaining	Average Exercise
Option Shares	Range	Contractual Life	Price per Share

2,500	$10.00 – 12.00	1.99	$10.13
28,600	12.00 – 14.00	0.99	12.13
2,866	14.00 – 16.00	3.98	14.84
8,600	16.00 – 18.00	3.93	16.15

42,566	$10.13 – 16.15	1.84	$13.00

     The total intrinsic value of options both outstanding and exercisable was $0 at September 30, 2008.
     Supplemental Retirement Benefits
     The Bank maintains a defined contribution supplemental executive retirement plan (the “SERP”) covering certain senior executive officers of the Bank. For the initial year of the SERP, the crediting rate on the amounts contributed was established at 5.0% and will remain in effect until such time that the Company’s Compensation Committee administering the SERP determines to change it. Upon retirement of a participant, he or she will receive his or her account balance paid out in equal annual payments for a period not to exceed 15 years provided that a participant did not make a prior election to receive his or her distribution in a lump sum. The SERP also provides for the payment of benefits in the event of the death of the participant or the termination of the employment of the participant subsequent to a change in control of the Company.
     For the fiscal years ended September 30, 2008 and 2007, the pension expense relating to supplemental retirement benefits was approximately $215 and $175, respectively.
     The Bank also provides supplemental retirement benefits to certain directors and Advisory Board members. The expense relating to these arrangements was approximately $94 and $105 for the years ended September 30, 2008 and 2007, respectively.
     In March 2005, the Company entered into a Transition, Consulting, Noncompetition and Retirement Agreement with the Company’s previous President (the “Agreement”). The Agreement provides for a consulting fee for five years and for payments for a period of ten years beginning upon the commencement of the retirement phase of the Agreement. The Agreement provides for full payments in the event of a change in control of the Company.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
13. Commitments and Contingencies
     The Bank has outstanding commitments to originate loans, excluding undisbursed portion of loans in process and equity lines of credit, of approximately $2,777 and $1,939 as of September 30, 2008 and 2007, respectively, all of which are expected to be funded within four months. Of these commitments outstanding, the breakdown between fixed and adjustable-rate loans is as follows:

	September 30,
	2008	2007

Fixed-rate (ranging from 5.88% to 7.50%)	$1,030	$1,275
Adjustable-rate	1,747	664

Total	$2,777	$1,939

     Depending on cash flow, interest rate, risk management and other considerations, longer term fixed-rate residential loans originated prior to February 2006 were sold in the secondary market. Currently, the Bank sells certain 30-year fixed residential mortgages to the secondary market. There were an aggregate of approximately $100 and $0 in outstanding commitments to such loans at September 30, 2008 and 2007, respectively.
     The Bank issues letters of credit to its commercial customers which are commitments to guarantee the performance of the customer to a third party. There were $495 and $849 outstanding letters of credit at September 30, 2008 and 2007, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
     The Bank currently has the ability to obtain up to $65,860 in additional advances from the FHLBank Pittsburgh.
     There may be various claims and pending actions against the Company and its subsidiaries arising out of the conduct of its business. In the opinion of the Company’s management and based upon advice of legal counsel, the resolution of these matters is not expected to have a material adverse impact on the consolidated financial position, the results of operations or the cash flows of the Company and its subsidiaries.
14. Related Party Transactions
     The Company retains the services of a law firm in which one of the Company’s directors is a member. In addition to providing general legal counsel to the Company, the firm also prepares mortgage documents and attends loan closings for which it is paid directly by the borrower.
     The Company utilizes one of the Company’s directors as consultant on various real estate and general business matters. In addition, one of the Company’s board members has an interest in an insurance agency, First Keystone Insurance, LLC in which one of the Bank’s subsidiaries has a 51% ownership interest.
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

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)

	September 30,
	2008		2007
	Carrying/	Estimated	Carrying/	Estimated
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$39,320	$39,320	$52,935	$52,935
Investment securities	29,800	29,816	32,540	32,550
Loans	286,106	288,993	292,418	283,255
Mortgage-related securities	128,336	128,181	110,472	109,689
FHLB stock	6,995	6,995	6,338	6,338
Liabilities:
Passbook deposits	34,796	34,796	37,369	37,369
NOW and money market deposits	113,916	113,916	127,850	127,850
Certificates of deposit	162,051	163,076	188,489	188,880
Borrowings	141,159	144,864	115,384	117,974
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
     The fair value of NOW deposits, money market deposits and passbook deposits is the amount reported in the financial statements. The fair value of certificates of deposit and borrowings is based on a present value estimate, using rates currently offered for deposits and borrowings of similar remaining maturity. The fair value for accrued interest receivable and payable, the cash surrender value of life insurance and subordinated debentures approximates their carrying value.
     Fair values for off-balance sheet commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standings.
     No adjustment was made to the entry-value interest rates for changes in credit performing commercial real estate and business loans, construction loans, and land loans for which there are no known credit concerns. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the performing commercial, construction, and land loan portfolios for which there are no known credit concerns, result in a fair valuation of such loans on an entry-value basis. The fair value of non-accrual loans, with a recorded book value of approximately $985 and $1,622 (which are collateralized by real estate properties with property values in excess of carrying amounts) as of September 30, 2008 and 2007, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2008 and 2007. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2008 and 2007 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
16. Capital Securities
     On August 21, 1997, First Keystone Capital Trust I (the “Trust”), a trust formed under Delaware law, that is a subsidiary of the Company, issued $16.2 million of preferred securities (the “Preferred Securities”) at an interest rate of 9.7%, with a scheduled maturity of August 15, 2027. The Company owns all the common stock of the Trust. The proceeds from the issue were invested in junior subordinated debentures (the “Debentures”) issued by the Company. The Debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. On November 15, 2001 and June 25, 2008, the Company purchased $3.5 million and $1.5 million, respectively, of the Preferred Securities. Debentures represent the sole assets of the Trust. Interest on the Preferred Securities is cumulative and payable semiannually in arrears. The Company has the option, subject to required regulatory approval, if any, to prepay the securities beginning August 15, 2007. The Company has, under the terms of the Debentures and the related Indenture as well as the other operative corporate documents, agreed to irrevocably and unconditionally guarantee the Trust’s obligations under the Debentures. In 1997, the Company made a capital contribution of approximately $6.0 million to the Bank using a portion of the net proceeds from the issuance of the Debentures to support the Bank’s lending activities.
     On November 28, 2001, First Keystone Capital Trust II (the “Trust II”), a trust formed under Delaware law, that is a subsidiary of the Company, issued $8.0 million of securities (“Preferred Securities II”) in a pooled securities offering at a floating rate of 375 basis points over the six month LIBOR with a maturity date of December 8, 2031. The Company owns all the common stock of Trust II. The proceeds from the issue were invested in junior subordinated debentures (the “Debentures II”) issued by the Company. The Debentures II are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Debentures II represent the sole assets of the Trust II. Interest on the Preferred Securities II is cumulative and payable semi-annually in arrears. The Company has the option, subject to required regulatory approval, if any, to redeem, in whole or in part, the securities beginning December 8, 2006 and every six months thereafter. In June 2007, with the net proceeds from the private placement offering, the Trust II redeemed $6.0 million of Preferred Securities II. Subsequently, in June, 2008, the Company redeemed the remaining $2.0 million of Preferred Securities II.
     The Company had previously established Issuer Trusts that issued guaranteed preferred beneficial interests in the Company’s junior subordinated debentures. Prior to FIN 46 and FIN 46 (R), the Company classified its Issuer Trusts after total liabilities and before stockholders’ equity on its consolidated statements of financial condition under the caption “Guaranteed Preferred Beneficial Interest in Company’s Subordinated Debt” and the retained common capital securities of the Issuer Trusts were eliminated against the Company’s investment in the Issuer Trusts. Distributions on the preferred securities were recorded as non-interest expense on the consolidated statements of operations.
     As a result of the adoption of FIN 46 and FIN 46 (R), the Company deconsolidated all the Issuer Trusts. As a result, the junior subordinated debentures issued by the Company to the Issuer Trusts, totaling $11.6 million and $15.3 million, are reflected in the Company’s consolidated statements of financial condition in the liabilities section at September 30, 2008 and 2007, respectively, under the caption “Junior Subordinated Debentures.” The Company records interest expense on the corresponding debentures in its consolidated statements of operations. The Company also recorded the common capital securities issued by the Issuer Trusts in “Prepaid expenses and other assets” in its consolidated statements of financial condition at September 30, 2008 and 2007.

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
17. Parent Company Only Financial Information
     Condensed financial statements of First Keystone Financial, Inc. are as follows:
     Condensed Statements of Financial Condition

	September 30,
	2008	2007
Assets:
Interest-bearing deposits	$1,222	$541
Investment securities available for sale	953	1,092
Investment in subsidiaries	42,433	49,048
Other assets	138	146

Total assets	$44,746	$50,827

Liabilities and Stockholders’ Equity:
Junior subordinated debentures	$11,639	$15,264
Other liabilities	811	869

Total liabilities	12,450	16,133
Stockholders’ equity	32,296	34,694

Total liabilities and stockholders’ equity	$44,746	$50,827

     Condensed Statements of Operations

	Year Ended September 30,
	2008	2007
Interest and dividend income:
Dividends from subsidiary	$4,903	$12
Loans to ESOP	217	226
Interest and dividends on investments	36	208
Interest on deposits	17	17

Total interest and dividend income	5,173	463
Interest on debt and other borrowed money	1,371	1,828
Other income	67	7
Operating expenses	96	189
Equity in earnings of subsidiaries	(5,153)	1,497

(Loss) income before income tax benefit	(1,380)	(50)
Income tax benefit	372	515

Net income (loss)	$(1,008)	$465

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
Condensed Statements of Cash Flows

	Year Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,008)	$465
Adjustment to reconcile net income (loss) to cash used in operations:
Equity in earnings of subsidiaries	5,153	(1,497)
Shared-based compensation	—	33
Amortization of ESOP	101	142
Gain on sales of investment securities available for sale	(57)	—
Amortization (accretion) of premiums and discounts	2	(33)
Decrease in other assets	55	131
Increase in other liabilities	(58)	(336)

Net cash used in operating activities	4,188	(1,095)

Cash flows from investing activities:
Return of investment in First Keystone Capital Trust II	63	189
Proceeds from sale of investments available for sale	57	—

Net cash provided by (used in) investing activities	120	189

Cash flows from financing activities:
Net proceeds from equity offering	—	5,769
Purchase of trust preferred securities	(1,565)	—
Retirement of junior subordinated debentures	(2,062)	(6,186)
Proceeds from exercise of stock options	—	62

Net cash used in financing activities	(3,627)	(355)

(Decrease) increase in cash	681	(1,261)
Cash at beginning of year	541	1,802

Cash at end of year	$1,222	$541

FIRST KEYSTONE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
18. Quarterly Financial Data (Unaudited)
     Unaudited quarterly financial data for the years ended September 30, 2008 and 2007 is as follows:

	2008				2007
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	QTR	QTR	QTR	QTR	QTR	QTR	QTR	QTR
Interest income	$6,736	$6,662	$6,529	$6,450	$7,173	$7,198	$7,045	$6,967
Interest expense	4,270	4,162	3,931	3,612	4,711	4,579	4,540	4,396

Net interest income	2,466	2,500	2,598	2,838	2,462	2,619	2,505	2,571
Provision for loan losses	42	14	—	240	75	100	100	100

Net interest income after provision for loan losses	2,424	2,486	2,598	2,598	2,387	2,519	2,405	2,471
Non-interest income	762	708	703	(1,250)	747	853	726	687
Non-interest expense	2,941	2,982	3,037	3,347	3,137	3,253	3,046	3,113

Income (loss) before income tax expense (benefit)	245	212	264	(1,999)	(3)	119	85	45
Income tax expense (benefit)	13	5	21	(309)	(91)	(48)	(30)	(50)

Net income	$232	$207	$243	$(1,690)	$88	$167	$115	$95

Per Share:
Earnings (loss) per share – basic	$0.10	$0.09	$0.10	$(0.73)	$0.04	$0.07	$0.05	$0.04
Earnings (loss) per share – diluted	$0.10	$0.09	$0.10	$(0.73)	$0.04	$0.07	$0.05	$0.04
Dividend per share	—	—	—	—	—	—	—	—
     Earnings per share are computed independently for each period presented. Consequently, the sum of the quarters may not equal the total earnings per share for the year.
****

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
     The information required herein is incorporated by reference from the information contained in the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held in February 2009 (the “Proxy Statement”).
Item 9A(T). Controls and Procedures.
(a)	Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are designed to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2008.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

(c)	No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) occurred during the fourth fiscal quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     There is no information to be reported on Form 8-K during the fourth quarter of fiscal 2008 that has not already been reported pursuant thereto.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information required herein with respect to directors and executive officers of the Company is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominee for Director, Continuing Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders currently expected (as of the date hereof) to be held on February 4, 2009 (the “Proxy Statement”), a copy of which will be filed with the SEC within 120 days of the end of the Company’s fiscal year.
     The Company has adopted a Code of Conduct and Ethics that applies to its Principal Executive Officer and Principal Financial Officer, Principal Accounting Officer as well as other officers and employees of the Company and the Bank. A copy of the Code of Ethics is available on the Bank’s website at www.firstkeystone.com under the “Investor Relations” section
Item 11. Executive Compensation.
     The information required herein is incorporated by reference from the information contained in the sections captioned “Management Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Registrant’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Security Ownership of Certain Beneficial Owners and Management. The information required herein is incorporated by reference from the information contained in the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Registrant’s Proxy Statement.
     Equity Compensation Plan Information. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of September 30, 2008.

	Number of Shares to be Issued Upon		Weighted Average		Number of Shares Remaining Available
	the Exercise of Outstanding Options,		Exercise Price of		for Future Issuance (Excluding Shares
Plan Category	Warrants and Rights		Outstanding Options		Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	42,566	(1)	$13.00	(1)	29,623

Equity Compensation Plans Not Approved by Security Holders	—		—		—

Total	42,566		$13.00		29,623

Item 13. Certain Relationships, Related Transactions and Director Independence.
     The information required herein is incorporated by reference from the information contained in the section captioned “Management Compensation — Indebtedness of Management and Related Party Transactions” and “Information with Respect to Nominee for Director, Continuing Directors and Executive Officers” in the Registrant’s Proxy Statement.
Item 14. Principal Accounting Fees and Services.
     The information required herein is incorporated by reference from the information contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm- Audit Fees” in the Registrant’s Proxy Statement.

PART IV.
Item 15. Exhibits, Financial Statement Schedules.
     (a) Documents filed as part of this Report.
(1)	The following documents are filed as part of this report and are incorporated herein by reference from Item 8 hereof.

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition at September 30, 2008 and 2007.

Consolidated Statements of Operations for the Years Ended September 30, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended September 30, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended September 30, 2008 and 2007

Notes to the Consolidated Financial Statements.

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No	Description
3.1	Amended and Restated Articles of Incorporation of First Keystone Financial, Inc. 1

3.2	Amended and Restated Bylaws of First Keystone Financial, Inc. 1

4.1	Specimen Stock Certificate of First Keystone Financial, Inc. 2

4.2	Instrument defining the rights of security holders **

10.1	Form of Amended and Restated Severance Agreement between First Keystone Financial, Inc. and Carol Walsh 3,*

10.2	Amended and Restated 1995 Stock Option Plan 3, *

10.3	Amended and Restated 1995 Recognition and Retention Plan and Trust Agreement 3,*

10.4	Amended and Restated 1998 Stock Option Plan 3, *

10.5	Form of Amended and Restated Severance Agreement between First Keystone Bank and Carol Walsh 3, *

10.6	Amended and Restated First Keystone Bank Supplemental Executive Retirement Plan 4,*

10.7	Amended and Restated Transition, Consulting, Noncompetition and Retirement Agreement by and between First Keystone Financial, Inc., First Keystone Bank and Donald S. Guthrie 3,*

10.8	Severance and Release Agreement by and among First Keystone Financial, Inc., First Keystone Bank and Thomas M. Kelly 5,*

10.9	Letter dated December 11, 2006 with respect to appointment to Board 6

10.10	Form of Registration Rights Agreement 7

11	Statement re: computation of per share earnings. See Note 2 to the Consolidated Financial Statements included in Item 8 hereof.

23.1	Consent of S.R. Snodgrass, A.C.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

No	Description
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Supervisory Agreement between First Keystone Financial, Inc. and the Office of Thrift Supervision dated February 13, 2006. 8

99.3	Supervisory Agreement between First Keystone Bank and the Office of Thrift Supervision dated February 13, 2006. 8

(1)	Incorporated by reference to the like-numbered exhibit included in the Form 8-K filed by the Registrant with the SEC on February 12, 2008.

(2)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-84824) filed by the Registrant with the SEC on October 6, 1994, as amended.

(3)	Incorporated by reference from Exhibits 10.1, 10.4, 10.6, 10.5, 10.2 and 10.3 respectively, in the Form 8-K filed by the Registrant with the SEC on December 1, 2008 (File No. 000-25328).

(4)	Incorporated by reference from Exhibit 10.1 in the Form 8-K filed by the Registrant with SEC on July 2, 2007 (File No. 000-25328).

(5)	Incorporated by reference from Exhibit 10.1 in the Form 8-K filed by the Registrant with the SEC on August 19, 2008.

(6)	Incorporated by reference from Exhibit 10.1 in the Form 8-K filed by the Registrant with the SEC on December 20, 2006.

(7)	Incorporated by reference from the Form 10-K filed by the Registrant with the SEC on December 29, 2006

(8)	Incorporated by reference from the Form 10-Q for the quarter ended December 31, 2005 filed by the Registrant with the SEC on February 14, 2006.

(*)	Consists of a management contract or compensatory plan

(**)	The Company has no instruments defining the rights of holders of long-term debt where the amount of securities authorized under such instrument exceeds 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.
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

Donald S. Guthrie Chairman of the Board and interim Chief Executive Officer
     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Donald S. Guthrie	December 22, 2008
Donald S. Guthrie
Chairman of the Board and interim Chief Executive Officer

/s/ Edmund Jones Edmund Jones	December 22, 2008
Director

/s/ Donald G. Hosier, Jr. Donald G. Hosier, Jr.	December 22, 2008
Director

/s/ Marshall J. Soss Marshall J. Soss	December 22, 2008
Director

/s/ William J. O’Donnell William J. O’Donnell	December 22, 2008
Director

/s/ Bruce C. Hendrixson Bruce C. Hendrixson	December 22, 2008
Director

/s/ Jerry A. Naessens Jerry A. Naessens	December 22, 2008
Director

/s/ Nedret E. Vidinli Nedret E. Vidinli	December 22, 2008
Director

/s/ Hugh J. Garchinsky Hugh J. Garchinsky	December 22, 2008
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)