Form 10-Q
period 2008-12-31
FIRST KEYSTONE FINANCIAL INC
filed 2009-02-17
CIK 856751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Number of shares of Common Stock outstanding as of January 31, 2009: 2,432,998

FIRST KEYSTONE FINANCIAL, INC.

- i -

FIRST KEYSTONE FINANCIAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

	December 31,	September 30,
	2008	2008
ASSETS:
Cash and amounts due from depository institutions	$3,463	$4,340
Interest-bearing deposits with depository institutions	57,885	34,980

Total cash and cash equivalents	61,348	39,320

Investment securities available for sale	21,985	26,545
Mortgage-related securities available for sale	88,896	102,977
Investment securities held to maturity — at amortized cost (approximate fair value of $3,287 at December 31, 2008 and $3,271 at September 30, 2008)	3,255	3,255
Mortgage-related securities held to maturity — at amortized cost (approximate fair value of $24,558 at December 31, 2008 and $25,204 at September 30, 2008)	24,174	25,359
Loans receivable (net of allowance for loan losses of $3,300 and $3,453 at December 31, 2008 and September 30, 2008, respectively)	283,792	286,106
Accrued interest receivable	2,250	2,452
FHLBank stock, at cost	7,060	6,995
Office properties and equipment, net	4,357	4,386
Deferred income taxes	3,820	4,323
Cash surrender value of life insurance	18,096	17,941
Prepaid expenses and other assets	2,790	2,397

TOTAL ASSETS	$521,823	$522,056

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Deposits:
Non-interest-bearing	$17,758	$20,101
Interest-bearing	304,404	310,763

Total deposits	322,162	330,864
Advances from FHLBank and other borrowings	147,394	141,159
Junior subordinated debentures	11,641	11,639
Accrued interest payable	2,218	1,886
Advances from borrowers for taxes and insurance	1,999	974
Accounts payable and accrued expenses	3,178	3,238

Total liabilities	488,592	489,760

Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; issued 2,712,556 shares; outstanding at December 31, 2008 and September 30, 2008, 2,432,998 shares	27	27
Additional paid-in capital	12,579	12,586
Employee stock ownership plan	(2,843)	(2,872)
Treasury stock at cost: 279,558 shares at December 31, 2008 and at September 30, 2008	(4,244)	(4,244)
Accumulated other comprehensive loss	(1,738)	(2,714)
Retained earnings — partially restricted	29,450	29,513

Total stockholders’ equity	33,231	32,296

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY:	$521,823	$522,056

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Three months ended
	December 31,
	2008	2007
INTEREST INCOME:
Interest and fees on loans	$4,260	$4,671
Interest and dividends on:
Mortgage-related securities	1,553	1,380
Investment securities:
Taxable	350	395
Tax-exempt	42	42
Dividends	3	86
Interest on interest-bearing deposits	16	162

Total interest income	6,224	6,736

INTEREST EXPENSE:

Interest on:
Deposits	1,727	2,678
FHLBank and other borrowings	1,390	1,225
Junior subordinated debentures	286	367

Total interest expense	3,403	4,270

Net interest income	2,821	2,466
PROVISION FOR LOAN LOSS	75	42

Net interest income after provision for loan losses	2,746	2,424

NON-INTEREST INCOME:

Service charges and other fees	412	422
Net gain on sales of loans held for sale	8	—
Net (loss) gain on investments	(233)	69
Increase in cash surrender value of life insurance	155	182
Other income	91	89

Total non-interest income	433	762

NON-INTEREST EXPENSE:

Salaries and employee benefits	1,472	1,430
Occupancy and equipment	397	400
Professional fees	362	283
Federal deposit insurance premium	110	51
Data processing	153	137
Advertising	130	100
Deposit processing	146	145
Other	379	395

Total non-interest expense	3,149	2,941

Income before income tax expense	30	245
Income tax expense	93	13

Net (loss) income	$(63)	$232

Earnings per common share:

Basic	$(0.03)	$0.10
Diluted	$(0.03)	$0.10

Weighted average shares — basic	2,323,596	2,314,908
Weighted average shares — diluted	2,323,596	2,314,908
See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

			Employee		Accumulated	Retained
		Additional	stock		other	earnings-	Total
	Common	paid-in	ownership	Treasury	comprehensive	partially	stockholders’
	stock	capital	plan	stock	loss	restricted	equity
BALANCE AT OCTOBER 1, 2007	$27	$12,598	$(2,985)	$(4,244)	$(1,223)	$30,521	$34,694
Net income	—	—	—	—	—	232	232
Other comprehensive income, net of taxes:
Net unrealized gain on securities
Net of reclassification adjustment(1)	—	—	—	—	644	—	644

Comprehensive income	—	—	—	—	—	—	876

ESOP shares committed to be released	—	—	27	—	—	—	27
Excess of fair value above cost of ESOP shares committed to be released	—	(1)	—	—	—	—	(1)

BALANCE AT DECEMBER 31, 2007	$27	$12,597	$(2,958)	$(4,244)	$(579)	$30,753	$35,596

BALANCE AT OCTOBER 1, 2008	$27	$12,586	$(2,872)	$(4,244)	$(2,714)	$32,296	$29,513
Net loss	—	—	—	—	—	(63)	(63)
Other comprehensive income, net of taxes:
Net unrealized gain on securities
Net of reclassification adjustment(1)	—	—	—	—	976	—	976

Comprehensive income	—	—	—	—	—	—	913

ESOP shares committed to be released	—	—	29	—	—	—	29
Excess of fair value above cost of ESOP shares committed to be released	—	(7)	—	—	—	—	(7)

BALANCE AT DECEMBER 31, 2008	$27	$12,579	$(2,843)	$(4,244)	$(1,738)	$29,450	$33,231

(1)	Components of other comprehensive gain:

	December 31,
	2008	2007
Change in net unrealized loss on investment securities available for sale	$822	$644
Realized loss included in net loss, net of tax benefit of $79 and $0, respectively	154	—

Net unrealized gain on securities	$976	$644

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three months ended
	December 31
	2008	2007
OPERATING ACTIVITIES:
Net (loss) income	$(63)	$232
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for depreciation and amortization	142	141
Amortization of premiums and discounts	3	15
Increase in cash surrender value of life insurance	(155)	(182)
(Gain) loss on sales of:
Loans held for sale	(8)	—
Investment securities available for sale	75	(69)
Mortgage-related securities available for sale	(265)	—
Other-than-temporary impairment of investment securities	423	—
Provision for loan losses	75	42
Amortization of ESOP	22	26
Changes in assets and liabilities which provided (used) cash:
Origination of loans held for sale	(1,284)	—
Loans sold in the secondary market	1,292	—
Accrued interest receivable	202	345
Prepaid expenses and other assets	(393)	(153)
Accrued interest payable	332	86
Accrued expenses	(60)	118

Net cash provided by operating activities	338	601

INVESTING ACTIVITIES:
Loans originated	(18,880)	(14,652)
Purchases of:
Mortgage-related securities available for sale	(7,039)	(14,895)
Investment securities available for sale	(1,313)	(2,948)
Redemption of FHLB stock	1,328	1,179
Purchase of FHLB stock	(1,393)	(1,080)
Proceeds from sales of investment and mortgage-related securities available for sale	23,282	69
Principal collected on loans	21,119	26,516
Proceeds from maturities, calls, or repayments of:
Investment securities available for sale	1,421	1,039
Mortgage-related securities available for sale	3,547	3,232
Mortgage-related securities held to maturity	1,173	1,405
Purchase of property and equipment	(113)	(77)

Net cash provided by (used in) investing activities	23,132	(212)

FINANCING ACTIVITIES:
Net decrease in deposit accounts	(8,702)	(7,841)
FHLBank advances and other borrowings — repayments	(73,008)	(34,177)
FHLBank advances and other borrowings — draws	79,243	32,001
Net increase in advances from borrowers for taxes and insurance	1,025	1,077

Net cash used in financing activities	(1,442)	(8,940)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,028	(8,551)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,320	52,935

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,348	$44,384

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest on deposits and borrowings	$3,071	$4,184
Cash payments of income taxes	—	—
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

The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2009 or any other period. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the First Keystone Financial, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2008.

2.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gain	Loss	Fair Value
Available for Sale:
U.S. Government and agency bonds:
Over 10 years	$2,965	$36	$—	$3,001
Municipal obligations:
5 to 10 years	2,901	154	(14)	3,041
Over 10 years	997	106	—	1,103
Corporate bonds:
1 to 5 years	1,956	48	(103)	1,901
5 to 10 years	1,532	48	—	1,580
Over 10 years	9,258	—	(3,153)	6,105
Mutual funds	4,252	15	—	4,267
Other equity investments	1,040	—	(53)	987

Total	$24,901	$407	$(3,323)	$21,985

Held to Maturity:
Municipal obligations:
1 to 5 years	$2,587	$30	$(5)	$2,612
5 to 10 years	668	7	—	675

Total	$3,255	$37	$(5)	$3,287

Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at December 31, 2008.

	Loss Position		Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Approximate	Unrealized	Approximate	Unrealized	Approximate	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate bonds	$2,134	$(728)	$4,921	$(2,528)	$7,055	$(3,256)
Municipal obligations	1,479	(19)	—	—	1,479	(19)
Other equity investments	587	(53)	—	—	587	(53)

Total	$4,200	$(800)	$4,921	$(2,528)	$9,121	$(3,328)

At December 31, 2008, investment securities in a gross unrealized loss position for twelve months or longer consisted of six securities having an aggregate depreciation of 33.9% from the Company’s amortized cost basis. Management believes the declines in market value are the result of the current volatility in interest rates and turmoil in the capital and debt markets. Fair values for certain corporate debt securities were determined utilizing discounted cash flow models due to the absence of a current market to provide a reliable market quotes for the instruments. The Company’s analysis for each corporate debt security performed at the CUSIP level shows that the credit quality of the individual bonds ranges from good to deteriorating. Credit risk does exist and the default of an individual issuer in a particular pool could affect the ultimate collectability of contractual amounts. The Company has the ability and intent to hold these securities until such time as the value recovers. However, the Company will continue to review its investment portfolio to determine whether any particular impairment is other than temporary. Except as described below, management does not believe any individual unrealized loss as of December 31, 2008 represents an other-than-temporary impairment. For the three months ending December 31, 2008, the Company’s $3.7 million investment in a mutual fund, included in the first table above, was impaired as a result of the Company’s determination that the continued decline in its fair market value was other than temporary. As a result of this determination, the Company recognized a $423,000, before tax, non-cash charge, which was recorded as a loss on investment securities in other non-interest income.

The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gain	Loss	Fair Value
Available for Sale:
U.S. Government bonds:
Over 10 years	$2,965	$7	$—	$2,972
Municipal obligations:
5 to 10 years	2,901	55	(22)	2,934
Over 10 years	997	52	—	1,049
Corporate bonds:
Less than 1 year	1,000	4	—	1,004
1 to 5 years	1,057	—	(107)	950
5 to 10 years	1,532	—	—	1,532
Over 10 years	9,415	—	(2,835)	6,580
Mutual funds	8,563	8	—	8,571
Other equity investments	1,040	—	(87)	953

Total	$29,470	$126	$(3,051)	$26,545

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gain	Loss	Fair Value
Held to Maturity:
Municipal obligations:
1 to 5 years	$1,537	$5	$(9)	$1,533
5 to 10 years	1,718	21	(1)	1,738

Total	$3,255	$26	$(10)	$3,271

Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at September 30, 2008.

	Loss Position		Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Approximate	Unrealized	Approximate	Unrealized	Approximate	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate bonds	$6,068	$(2,392)	$1,462	$(550)	$7,530	$(2,942)
Municipal obligations	2,062	(32)	—	—	2,062	(32)
Other equity investments	553	(87)	—	—	553	(87)

Total	$8,683	$(2,511)	$1,462	$(550)	$10,145	$(3,061)

3.	MORTGAGE-RELATED SECURITIES

Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gain	Loss	Fair Value
Available for Sale:

FHLMC pass-through certificates	$22,644	$602	$(2)	$23,244
FNMA pass-through certificates	37,670	1,093	(51)	38,712
GNMA pass-through certificates	1,511	—	(19)	1,492
Collateralized mortgage obligations	26,788	75	(1,415)	25,448

Total	$88,613	$1,770	$(1,487)	$88,896

Held to Maturity:

FHLMC pass-through certificates	$9,313	$137	$(11)	$9,439
FNMA pass-through certificates	14,861	275	(17)	15,119

Total	$24,174	$412	$(28)	$24,558

Provided below is a summary of mortgage-related securities available for sale and held to maturity which were in an unrealized loss position at December 31, 2008.

	Loss Position		Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Pass-through certificates	$8,758	$(99)	$23	$(1)	$8,781	$(100)
Collateralized mortgage obligations	14,751	(1,001)	6,314	(414)	21,065	(1,415)

Total	$23,509	$(1,100)	$6,337	$(415)	$29,846	$(1,515)

At December 31, 2008, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of seven securities that at such date had an aggregate depreciation of 6.1% from the Company’s amortized cost basis. Management does not believe any individual unrealized loss as of December 31, 2008 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and private institutions. The majority of the unrealized losses associated with mortgage-related securities are attributable to changes in interest rates and conditions in the financial and credit markets not due to the deterioration of the creditworthiness of the issuer. The Company has the ability and intent to hold these securities until the securities mature or recover in value.
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

	Loss Position		Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Pass-through certificates	$54,080	$(561)	$1,401	$(30)	$55,481	$(591)
Collateralized mortgage obligations	17,914	(678)	6,385	(483)	24,299	(1,161)

Total	$71,994	$(1,239)	$7,786	$(513)	$79,780	$(1,752)

4.	FAIR VALUE MEASUREMENT

In the first quarter of 2009, the Company adopted FASB Statement 157, Fair Value Measurements Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the parameters that market participants would use in pricing an asset or liability.

Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Impaired loans are reported at fair value utilizing level 2 inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan loss is allocated to the loan.

Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange.

Securities reported at fair value utilizing Level 3 inputs consist predominantly of corporate debt securities for which there is no active market. Fair values for these securities are determined utilizing discounted cash flow models which incorporate various assumptions including average historical spreads, credit ratings, and liquidity of the underlying securities.

Assets measured at fair value on a recurring and nonrecurring basis are summarized as follows:

	Fair Value Measurement at December 31, 2008 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities measured on a recurring basis	$110,428	$4,854	$94,689	$10,885

Impaired loans measured on a nonrecurring basis	2,541	—	2,541	—

Total	$112,969	$4,854	$97,140	$10,885

The following table presents the changes in the Level III fair-value category for the three months ended December 31, 2008. The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
Available for Sale Securities
Beginning balance	$11,421

Total gains or losses (realized/unrealized)

Included in earnings (or changes in net assets)	—

Included in other comprehensive income	(275)

Purchases, issuances and settlements	(261)

Transfers in and/or out of Level 3	—

Ending balance	$10,885

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,	September 30,
	2008	2008
Single-family	$142,916	$145,626
Construction and land	24,957	27,493
Multi-family and commercial	54,077	54,419
Home equity and lines of credit	55,365	55,246
Consumer loans	1,527	1,330
Commercial loans	16,976	15,955

Total loans	295,818	300,069
Loans in process	(9,023)	(10,802)
Allowance for loan losses	(3,300)	(3,453)
Deferred loan costs	297	292

Loans receivable — net	$283,792	$286,106

At December 31, 2008 and September 30, 2008, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $3,812 and $2,420, respectively. At December 31, 2008, non-performing loans consisted of three single-family residential mortgage loans aggregating $324, four non-residential mortgage loans aggregating $1,937, four commercial business loans aggregating $1,153, one construction loan of $246, two home equity loans aggregating $133, and five consumer loans aggregating $19.

At December 31, 2008 and September 30, 2008 the Company had impaired loans with a total recorded investment of $3,205 and $817, respectively. Interest income of $5 was recognized on these impaired loans during the three months ended December 31, 2008. Interest income of approximately $53 was not recognized as interest income due to the non-accrual status of such loans for the three months ended December 31, 2008.

Loans collectively evaluated for impairment include residential real estate, home equity (including lines of credit) and consumer loans and are not included in the data that follow:

	December 31,	September 30,
	2008	2008
Impaired loans with related allowance for loan losses under SFAS No. 114	$3,205	$817
Impaired loans with no related allowance for loan losses under SFAS No. 114	—	—

Total impaired loans	$3,205	$817

Valuation allowance related to impaired loans	$664	$370

The following is an analysis of the allowance for loan losses:

	Three Months Ended
	December 31,
	2008	2007
Balance beginning of period	$3,453	$3,322
Provisions charged to income	75	42
Charge-offs	(229)	—
Recoveries	1	12

Total	$3,300	$3,376

6.	DEPOSITS

Deposits consist of the following major classifications:

	December 31,		September 30,
	2008		2008
	Amount	Percent	Amount	Percent
Non-interest bearing	$17,758	5.5%	$20,101	6.0%
NOW	66,188	20.6	70,344	21.3
Passbook	34,726	10.8	34,796	10.5
Money market demand	44,297	13.7	43,572	13.2
Certificates of deposit	159,193	49.4	162,051	49.0

Total	$322,162	100.0%	$330,864	100.0%

7.	EARNINGS PER SHARE

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding, while diluted net income (loss) per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. All dilutive shares consist of options the exercise price of which is lower than the market price of the common stock covered thereby at the dates presented. At December 31, 2008 and 2007, anti-dilutive shares consisted of options covering 58,566 and 50,956 shares, respectively.

The calculation of basic and diluted earnings per share (“EPS”) is as follows:

	Three Months Ended
	December 31,
	2008	2007
Numerator	$(63)	$232
Denominators:
Basic shares outstanding	2,323,596	2,314,908

Effect of dilutive securities	—	—

Dilutive shares outstanding	2,323,596	2,314,908

Earnings per share:
Basic	$(0.03)	$0.10

Diluted	$(0.03)	$0.10

8.	REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of tangible and core capital (as defined in the regulations) to adjusted assets (as defined), and of Tier I and total capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, that the Bank met all regulatory capital adequacy requirements to which it was subject.

The Bank’s actual capital amounts and ratios are presented in the following table.

			Required for		Well Capitalized
			Capital Adequacy		Under Prompt
	Actual		Purpose		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2008:
Core Capital (to Adjusted Tangible Assets)	$44,326	8.50%	$20,852	4.0%	$26,065	5.0%
Tier I Capital (to Risk-Weighted Assets)	44,326	14.31	N/A	N/A	18,586	6.0
Total Capital (to Risk-Weighted Assets)	46,976	15.17	24,781	8.0	30,977	10.0
Tangible Capital (to Tangible Assets)	44,262	8.49	7,819	1.5	N/A	N/A

At September 30, 2008:
Core Capital (to Adjusted Tangible Assets)	$44,234	8.46%	$20,911	4.0%	$26,139	5.0%
Tier I Capital (to Risk-Weighted Assets)	44,234	14.02	N/A	N/A	18,935	6.0
Total Capital (to Risk-Weighted Assets)	47,322	14.99	24,247	8.0	31,559	10.0
Tangible Capital (to Tangible Assets)	44,167	8.45	7,841	1.5	N/A	N/A
On February 13, 2006, the Bank entered into a supervisory agreement with the Office of Thrift Supervision (“OTS”). The supervisory agreement requires the Bank, among other things, to maintain minimum core capital and total risk-based capital ratios of 7.5% and 12.5%, respectively. At December 31, 2008, the Bank was in compliance with such requirement. The Bank has been deemed to be “well-capitalized” for purposes of the prompt corrective action regulations by the OTS. However, due to the supervisory agreement, it is still deemed in “troubled condition.”

9.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of the Statement were effective as of the end of the fiscal year ending after December 15, 2006, for public companies. The Company has determined that the guidance provided by SFAS No. 158 does not have an impact on its stockholders’ equity or on the Company’s financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”) to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has determined that the adoption of this standard does not have a material effect on the Company’s results of operations or financial position.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date. The Company does not expect the adoption of FSP 142-3 to have a material effect on its results of operations or financial position.

In February 2007, the FASB issued FSP No. FAS 158-1, Conforming Amendments to the Illustrations in

FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides. This FSP provides conforming amendments to the illustrations in FAS Statements No. 87, 88, and 106 and to related staff implementation guides as a result of the issuance of FAS Statement No. 158. The conforming amendments made by this FSP are effective as of the effective dates of Statement No. 158. The unaffected guidance that this FSP codifies into Statements No. 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP concludes that a transferor and transferee should not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. The FSP is effective for financial statements issued for fiscal years beginning on or after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement.) This FSP provides guidance on the accounting for certain types of convertible debt instruments that may be settled in cash upon conversion. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

In June 2008, the FASB ratified EITF Issue No. 08-4, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios. This Issue provides transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios, that resulted from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. The conforming changes are effective for financial statements issued for fiscal years ending after December 15, 2008, with earlier application permitted. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

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

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.
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
General
     The Company is a Pennsylvania corporation and the sole stockholder of the Bank, a federally chartered stock savings bank, which converted to the stock form of organization in January 1995. The Bank is a community-oriented bank emphasizing customer service and convenience. The Bank’s primary business is attracting deposits from the general public and using those funds, together with other available sources of funds, primarily borrowings, to originate loans. The Bank’s management remains focused on its long-term strategic plan to continue to shift the Bank’s loan composition towards increased investment in commercial, construction and home equity loans and lines of credit in order to provide a higher yielding loan portfolio with generally shorter contractual terms. In view of the Company’s implementation of an enhanced credit review and loan administration infrastructure, as well as underwriting standards with respect to the origination of commercial loans, the Company has begun to prudently renew its emphasis on the origination of commercial loans. In furtherance of such goal, the Company recently engaged an experienced commercial loan officer and a commercial business development officer. However, in light of current economic conditions and the Company’s overriding goal of protecting its asset quality, it is expected that growth of the commercial loan portfolio will be slow for the foreseeable future.
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
     The Company submitted to and received from the OTS approval of a capital plan, which called for an equity infusion in order to reduce the Company’s debt-to-equity ratio below 50%. As part of its capital plan, the Company conducted a private placement of 400,000 shares of common stock, raising gross proceeds of approximately $6.5 million. In June 2007, the net proceeds of approximately $5.8 million were used to reduce the amount of the Company’s outstanding debt through the redemption of $6.2 million of its junior subordinated debentures. As a result of such redemption, the Company’s debt-to-equity ratio is less than 50%. Although the Company’s debt-to-equity ratio is below 50%, it does not anticipate resuming the payment of dividends until such time as the Company’s operating results materially improve. During the quarter ended June 30, 2008, the Company redeemed the remaining $2.1 million of its floating rate junior subordinated debentures. In addition, the Company purchased $1.5 million of the $16.2 million of 9.7% fixed-rate trust preferred securities issued by First Keystone Capital Trust I. As a result, as of December 31, 2008 the Company held $5.0 million of such securities.
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
     As a result of the supervisory agreement, the Bank hired a Chief Credit Officer (who was promoted to Chief Lending Officer during the third quarter of fiscal 2008) who, under the direction of the Board and the Chief Executive Officer, has taken steps to enhance the Bank’s credit review analysis, develop loan administrative procedures and adopt an asset classification system. The Bank continues to address these areas and to reduce the level of classified and criticized assets in order to remain in full compliance with the terms of the supervisory agreements. At December 31, 2008, the Company believes it and the Bank are in compliance with all the operative provisions of both supervisory agreements.
Comparison of Financial Condition at December 31, 2008 and September 30, 2008
     The Company’s total assets decreased by $223,000 from $522.1 million at September 30, 2008 to $521.8 million at December 31, 2008. Cash and cash equivalents increased by $22.0 million to $61.3 million at December 31, 2008 from $39.3 million at September 30, 2008 primarily due to sales of mortgage-related and investment securities available for sale and, to a lesser extent, loan repayments. Loans receivable decreased by $2.3 million, from $286.1 million at September 30, 2008 to $283.8 million at December 31, 2008 primarily as a result of the Company’s experiencing repayments which outpaced originations within the single-family residential mortgage and construction loan portfolios. Deposits decreased $8.7 million, or 2.6%, from $330.9 million at September 30, 2008 to $322.2 million at December 31, 2008. The decrease in deposits resulted from a $4.2 million, or 5.9%, decrease in NOW accounts, a $2.3 million, or 11.7%, decrease in non-interest bearing deposits, and a $2.9 million, or 1.8% decrease in certificates of deposit. The decline in certificates of deposit was primarily due to the runoff of certificates of deposit bearing higher than market rates that would have been renewed at lower rates, as part of the Company’s management of its cost of funds, had the certificates renewed at the Bank upon their maturity.
Stockholders’ equity increased $935,000 from $32.3 million at September 30, 2008 to $33.2 million at December 31, 2008, primarily due to a $976,000 decrease in accumulated other comprehensive loss partially offset by a net loss of $63,000 for the three months ended December 31, 2008. The decline in accumulated other comprehensive loss reflected in large part the increase in the fair market values of certain of the Company’s available for sale mortgage-related securities portfolio.
Comparison of Results of Operations for the Three Months Ended December 31, 2008 and 2007
Net Income (Loss). Net loss was $63,000, or $.03 per diluted share, for the quarter ended December 31, 2008 as compared to net income of $232,000, or $.10 per diluted share, for the same period in 2007.
Net Interest Income. Net interest income increased $355,000, or 14.4%, to $2.8 million for the three months ended December 31, 2008, as compared to the same period in 2007. The increase in net interest income for the three months ended December 31, 2008 was primarily due to a decrease in interest expense of $867,000, or 20.3%, partially offset by a decrease in interest income of $512,000, or 7.6%, as compared to the same period in 2007. The weighted average yield earned on interest-earning assets for the three months ended December 31, 2008 decreased 47 basis points to 5.42% compared to the same period in 2007. For the three months ended December 31, 2008, the weighted average rate paid on interest-bearing liabilities decreased 81 basis points to 2.99% from 3.80% for the same period in the prior fiscal year.
     The interest rate spread and net interest margin were 2.43% and 2.46%, respectively, for the three months ended December 31, 2008 as compared to 2.10% and 2.16%, respectively, for the same period in 2007. The slightly smaller increase in the net interest margin, as compared to the increase in spread for the quarter to quarter comparison, was primarily due to the relative shift in net interest-earning assets.

     The following tables present the average balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three months ended December 31, 2008 and 2007.

	For the three months ended
	December 31, 2008			December 31, 2007
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable(1)	$286,042	$4,260	5.96%	$286,475	$4,671	6.52%
Mortgage-related securities(2)	123,230	1,553	5.04	114,775	1,380	4.81
Investment securities(2)	33,917	395	4.66	38,034	523	5.50
Other interest-earning assets	16,182	16	0.40	17,806	162	3.64

Total interest-earning assets	459,371	6,224	5.42	457,090	6,736	5.90

Non-interest-earning assets	34,635			34,602

Total assets	$494,006			$491,692

Interest-bearing liabilities:
Deposits	$322,433	1,727	2.14	$347,017	2,678	3.09
FHLB advances and other borrowings	120,791	1,390	4.60	87,704	1,225	5.59
Junior subordinated debentures	11,639	286	9.83	15,264	367	9.64

Total interest-bearing liabilities	455,043	3,403	2.99	449,985	4,270	3.80

Interest rate spread(3)			2.43%			2.10%

Non-interest-bearing liabilities	7,026			6,671

Total liabilities	462,069			456,656
Stockholders’ equity	31,937			35,036

Total liabilities and stockholders’ equity	$494,006			$491,692

Net interest-earning assets	$4,328			$7,105

Net interest income		$2,821			$2,466

Net interest margin(3)			2.46%			2.16%

Ratio of average interest-earning assets to average interest-bearing liabilities			100.95%			101.58%

(1)	Includes non-accrual loans.

(2)	Includes assets classified as either available for sale or held to maturity.

(3)	Net interest income divided by average interest-earning assets.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management sufficient to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management’s analysis includes consideration of the Company’s historical experience, the volume and type of lending conducted by the Company, the amount of the Company’s classified and criticized assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company’s primary market area, and other factors related to the collectibility of the Company’s loan portfolio. For the three months ended December 31, 2008 as compared to the three months ended December 31, 2007, the provision for loan loss increased $33,000 to $75,000. For the three months ended December 31, 2008, the provision for loan loss was based on the Company’s monthly review of the credit quality of its loan portfolio and the continual evaluation of the classified and pass loan portfolios in order to maintain the overall allowance for loan losses at a level deemed appropriate. The increase in the level of the provision reflected the increase in non-performing and classified assets.
     At December 31, 2008, non-performing assets increased $1.4 million to $3.8 million, or 0.73%, of total assets, from $2.4 million, or 0.46% of total assets at September 30, 2008. This increase was primarily the result of an increase in non-accrual loans of $2.8 million, comprised of four commercial real estate loans aggregating $1.9 million, two commercial business loans aggregating $232,000, two home equity loans aggregating $133,000, one single-family residential mortgage of $186,000 and one construction loan of $246,000. The increase was partially offset by returns to performing status of three construction loans aggregating $705,000, four commercial business loans aggregating $227,000 and two single-family residential mortgages aggregating $158,000, all of which had been previously classified as over 90 days past due. The Company’s coverage ratio, which is the ratio of the allowance for loan losses to non-performing loans, was 86.6% and 142.7% at December 31, 2008 and September 30, 2008, respectively. In addition, loans 30 to 89 days delinquent increased $767,000, from $3.1 million at September 30, 2008 to $3.8 million at December 31, 2008. The increase was primarily the result of a $2.5 million increase in commercial mortgage loans 30 to 89 days delinquent which was partially offset by the return to current status of $2.0 million of construction loans that had been 30 to 89 days delinquent at September 30, 2008.
     At December 31, 2008, the Bank’s classified assets increased by $1.5 million to $13.4 million compared to $11.9 million at September 30, 2008. At December 31, 2008, classified assets were comprised of substandard commercial business and real estate loans aggregating $12.6 million, a $550,000 corporate bond rated below investment grade and a $227,000 commercial business loan classified as doubtful.
     Management continues to review its loan portfolio to determine the extent, if any, to which additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.
Non-interest Income. For the quarter ended December 31, 2008, non-interest income decreased $329,000 to $433,000 as compared to the same period last year. The decrease was primarily due to the previously mentioned $423,000 non-cash impairment charge related to the determination that the decline in value of the Company’s $3.7 million investment in a mutual fund was other than temporary. In addition, during the quarter ending December 31, 2008, the Company executed a redemption-in-kind on its $3.5 million investment in another mutual fund, which resulted in a pre-tax loss of $53,000. Partially offsetting the decrease was an increase of $121,000 in the gain on sale of investment and mortgage-related securities.
Non-interest Expense. Non-interest expense increased $208,000 to $3.1 million for the quarter ended December 31, 2008 as compared to the same period last year. The increase for the quarter ended December 31, 2008 was primarily due to increases of $79,000, $30,000, $59,000 and $42,000 in professional fees, advertising, federal deposit insurance and salaries and employee benefits, respectively.
Income Tax Expense. The Company’s income tax expense increased $80,000 to $93,000 for the quarter ended December 31, 2008, as compared to the same period last year. The increase was the result of an increase in taxable income for the quarter ended December 31, 2008 as compared to the same period last year. Although the income before income tax expense for the quarter ended December 31, 2008 was $30,000, as compared to $245,000 for the same period last year, the results of operations for the quarter ended December 31, 2008 included a capital loss related to the other-than-temporary impairment charge recorded on the Company’s investment in a mutual fund, and, as such, does not reduce ordinary taxable income.

Liquidity and Capital Resources
     The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowings and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-related securities prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has the ability to obtain advances from the FHLBank Pittsburgh through several credit programs with the FHLB in amounts not to exceed the Bank’s maximum borrowing capacity and subject to certain conditions, including holding a predetermined amount of FHLB stock as collateral. As an additional source of funds, the Company has access to the FRB discount window, but only after it has exhausted its access to the FHLB. At December 31, 2008, the Company had $102.7 million of outstanding advances and $38.4 million of overnight borrowings from the FHLBank Pittsburgh. The Bank currently has the ability to obtain up to $55.0 million of additional advances from the FHLBank Pittsburgh.
     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to fund maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. At December 31, 2008, total approved loan commitments outstanding amounted to $722,000, not including $9.0 million in loans in process. At the same date, commitments under unused lines of credit amounted to $42.0 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2008 totaled $120.3 million. Based upon the Company’s historical experience, management believes that a significant portion of maturing deposits will remain with the Company.
     The Bank is required under applicable federal banking regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital (or risk-based) equal to at least 8.0% of its risk-weighted assets. At December 31, 2008, the Bank had tangible capital and core capital equal to 8.5% of adjusted total assets and total capital equal to 15.2% of risk-weighted assets. However, as a result of the supervisory agreement discussed in Item 2 of Part I hereof, the Bank is required to maintain core and risk-based capital in excess of 7.5% and 12.5%, respectively. The Bank is in compliance with such higher requirements imposed by the supervisory agreement.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For a discussion of the Company’s asset and liability management policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for

the year ended September 30, 2008.
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
     The interest rate risk measures used by the OTS include an “Exposure Measure” or “Post-Shock” NPV ratio and a “Sensitivity Measure”. The “Post-Shock” NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low “Post-Shock” NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following sets forth the Bank’s NPV as of December 31, 2008.

Net Portfolio Value
(Dollars in thousands)
Changes in				Net
Rates in		Dollar	Percentage	Portfolio Value As
Basis Points	Amount	Change	Change	a % of Assets	Change

300	$36,349	$(12,966)	(26)%	7.06%	(213) bp
200	42,492	(6,853)	(14)	8.11	(108) bp
100	46,938	(2,407)	(5)	8.84	(35) bp
50	48,249	(1,096)	(2)	9.03	(16) bp
0	49,345	—	—	9.19	— bp
(50)	49,067	(278)	(1)	9.11	(8) bp
(100)	48,603	(742)	(2)	9.01	(18) bp
     As of December 31, 2008, the Company’s NPV was $49.3 million or 9.19% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $42.5 million or 8.11% of the market value of assets. The change in the NPV ratio or the Company’s sensitivity measure was a decline of 108 basis points.
     As of September 30, 2008, the Company’s NPV was $59.4 million or 11.02% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $46.0 million or 8.84% of the market value of assets. The change in the NPV ratio or the Company’s sensitivity measure was a decline of 218 basis points.
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

PART II
Item 1. Legal Proceedings
No material changes have occurred in the legal proceedings previously disclosed in Item 3 of the Company’s Form 10-K for the fiscal year ended September 30, 2008.
Item 1A. Risk Factors
There were no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) — (b) Not applicable.
(c) Not applicable. No shares were repurchased by the Company during the quarter.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable
Item 5. Other Information
(a) Not applicable
(b) No changes in procedures.

Item 6. Exhibits
List of Exhibits

Exhibit
No	Description
3.1	Amended and Restated Articles of Incorporation of First Keystone Financial, Inc. 1

3.2	Amended and Restated Bylaws of First Keystone Financial, Inc. 1

4.1	Specimen Stock Certificate of First Keystone Financial, Inc. 2

4.2	Instrument defining the rights of security holders **

10.1	Form of Amended and Restated Severance Agreement between First Keystone Financial, Inc. and Carol Walsh 3,*

10.2	Amended and Restated 1995 Stock Option Plan 3, *

10.3	Amended and Restated 1995 Recognition and Retention Plan and Trust Agreement 3,*

10.4	Amended and Restated 1998 Stock Option Plan 3, *

10.5	Form of Amended and Restated Severance Agreement between First Keystone Bank and Carol Walsh 3, *

10.6	Amended and Restated First Keystone Bank Supplemental Executive Retirement Plan 4,*

10.7	Form of Amended and Restated Transition, Consulting, Noncompetition and Retirement Agreement by and between First Keystone Financial, Inc., First Keystone Bank and Donald S. Guthrie 3,*

10.8	Severance and Release Agreement by and among First Keystone Financial, Inc., First Keystone Bank and Thomas M. Kelly 5,*

10.9	Letter dated December 11, 2006 with respect to appointment to Board 6

10.10	Form of Registration Rights Agreement 7

11	Statement re: computation of per share earnings. See Note 2 to the Consolidated Financial Statements included in Item 8 hereof.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Supervisory Agreement between First Keystone Financial, Inc. and the Office of Thrift Supervision dated February 13, 2006. 8

99.3	Supervisory Agreement between First Keystone Bank and the Office of Thrift Supervision dated February 13, 2006. 8

(1)	Incorporated by reference from Exhibit 3.1(with respect to the Articles) and Exhibit 3.2 (with respect to the Bylaws) on Form 8-K filed by the Registrant with the SEC on February 12, 2008.

(2)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-84824) filed by the Registrant with the SEC on October 6, 1994, as amended.

(4)	Incorporated by reference from Exhibit 10.1 in the Form 8-K filed by the Registrant with SEC on July 2, 2007 (File No. 000-25328).

(5)	Incorporated by reference from Exhibit 10.1 in the Form 8-K filed by the Registrant with the SEC on August 19, 2008.

(6)	Incorporated by reference from Exhibit 10.1 in the Form 8-K filed by the Registrant with the SEC on December 20, 2006.

(7)	Incorporated by reference from the Form 10-K filed by the Registrant with the SEC on December 29, 2006

(8)	Incorporated by reference from the Form 10-Q for the quarter ended December 31, 2005 filed by the Registrant with the SEC on February 14, 2006.

(*)	Consists of a management contract or compensatory plan

(**)	The Company has no instruments defining the rights of holders of long-term debt where the amount of securities authorized under such instrument exceeds 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST KEYSTONE FINANCIAL, INC.
Date: February 17, 2009	By:	/s/ Hugh J. Garchinsky
Hugh J. Garchinsky
President and Chief Executive Officer (principal executive officer and principal financial officer)