Form 10-Q
period 2009-03-31
FIRST KEYSTONE FINANCIAL INC
filed 2009-05-15
CIK 856751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 000-25328
FIRST KEYSTONE FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2576479

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

22 West State Street Media, Pennsylvania	19063

(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code: (610) 565-6210
Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of April 30, 2009: 2,432,998

FIRST KEYSTONE FINANCIAL, INC.

FIRST KEYSTONE FINANCIAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

	March	September
	31,	30,
	2009	2008

ASSETS:
Cash and amounts due from depository institutions	$2,950	$4,340
Interest-bearing deposits with depository institutions	43,322	34,980

Total cash and cash equivalents	46,272	39,320

Investment securities available for sale	21,885	26,545
Mortgage-related securities available for sale	101,714	102,977
Investment securities held to maturity — at amortized cost (approximate fair value of $3,379 at March 31, 2009 and $3,271 at September 30, 2008)	3,254	3,255
Mortgage-related securities held to maturity — at amortized cost (approximate fair value of $23,331 at March 31, 2009 and $25,204 at September 30, 2008)	22,699	25,359
Loans receivable (net of allowance for loan losses of $3,998 and $3,453 at March 31, 2009 and September 30, 2008, respectively)	289,914	286,106
Accrued interest receivable	2,248	2,452
FHLBank stock, at cost	7,060	6,995
Office properties and equipment, net	4,306	4,386
Deferred income taxes	3,451	4,323
Cash surrender value of life insurance	18,186	17,941
Prepaid expenses and other assets	3,282	2,397

TOTAL ASSETS	$524,271	$522,056

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Deposits:
Non-interest-bearing	$16,660	$20,101
Interest-bearing	307,344	310,763

Total deposits	324,004	330,864
Advances from FHLBank and other borrowings	126,658	137,574
Repurchase agreements	21,665	3,585
Junior subordinated debentures	11,642	11,639
Accrued interest payable	1,871	1,886
Advances from borrowers for taxes and insurance	2,052	974
Accounts payable and accrued expenses	3,212	3,238

Total liabilities	491,104	489,760

Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; issued 2,712,556 shares; outstanding at March 31, 2009 and September 30, 2008, 2,432,998 shares	27	27
Additional paid-in capital	12,574	12,586
Employee stock ownership plan	(2,813)	(2,872)
Treasury stock at cost: 279,558 shares at March 31, 2009 and at September 30, 2008	(4,244)	(4,244)
Accumulated other comprehensive loss	(1,022)	(2,714)
Retained earnings — partially restricted	28,645	29,513

Total stockholders’ equity	33,167	32,296

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY:	$524,271	$522,056

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans	$4,092	$4,391	$8,353	$9,062
Interest and dividends on:
Mortgage-related securities	1,424	1,583	2,978	2,963
Investment securities:
Taxable	316	402	666	797
Tax-exempt	46	42	88	84
Dividends	4	66	7	152
Interest on interest-bearing deposits	12	178	27	341

Total interest income	5,894	6,662	12,119	13,399

INTEREST EXPENSE:

Interest on:
Deposits	1,492	2,423	3,219	5,101
FHLBank and other borrowings	1,286	1,374	2,676	2,599
Junior subordinated debentures	286	365	571	732

Total interest expense	3,064	4,162	6,466	8,432

Net interest income	2,830	2,500	5,653	4,967
PROVISION FOR LOAN LOSS	700	14	775	56

Net interest income after provision for loan losses	2,130	2,486	4,878	4,911

NON-INTEREST INCOME:
Service charges and other fees	331	410	743	832
Net gain on sales of loans held for sale	75	—	83	—
Net (loss) gain on sale of investments	(10)	—	180	69
Total other-than-temporary impairment losses	(994)	—	(1,417)	—
Portion of loss recognized in other comprehensive income (before taxes)	245	—	245	—

Net impairment loss recognized in earnings	(749)	—	(1,172)	—
Increase in cash surrender value of life insurance	90	178	245	360
Other income	98	120	189	209

Total non-interest income	(165)	708	268	1,470

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,438	1,440	2,911	2,870
Occupancy and equipment	415	417	812	817
Professional fees	297	299	659	581
Federal deposit insurance premium	219	49	329	100
Data processing	140	144	293	281
Advertising	84	110	215	211
Deposit processing	177	145	323	290
Other	403	378	782	774

Total non-interest expense	3,173	2,982	6,324	5,924

Income (loss) before income tax expense (benefit)	(1,208)	212	(1,178)	457
Income tax expense (benefit)	(402)	5	(310)	18

Net income (loss)	$(806)	$207	$(868)	$439

Earnings per common share:

Basic	$(0.35)	$0.09	$(0.37)	$0.19
Diluted	$(0.35)	$0.09	$(0.37)	$0.19

Weighted average shares — basic	2,325,768	2,317,080	2,324,670	2,315,998
Weighted average shares — diluted	2,325,768	2,317,337	2,324,670	2,316,311
See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

			Employee		Accumulated	Retained
		Additional	stock		other	earnings-	Total
	Common	paid-in	ownership	Treasury	comprehensive	partially	stockholders’
	stock	capital	plan	stock	loss	restricted	equity

BALANCE AT OCTOBER 1, 2007	$27	$12,598	$(2,985)	$(4,244)	$(1,223)	$30,521	$34,694
Net income	—	—	—	—	—	439	439
Other comprehensive income, net of taxes:
Net unrealized gain on securities
Net of reclassification adjustment(1)	—	—	—	—	715	—	715

Comprehensive income	—	—	—	—	—	—	1,154

ESOP shares committed to be released	—	—	55	—	—	—	55
Difference between cost and fair value of ESOP shares committed to be released	—	(3)	—	—	—	—	(3)

BALANCE AT MARCH 31, 2008	$27	$12,595	$(2,930)	$(4,244)	$(508)	$30,960	$35,900

BALANCE AT OCTOBER 1, 2008	$27	$12,586	$(2,872)	$(4,244)	$(2,714)	$29,513	$32,296
Net loss	—	—	—	—	—	(868)	(868)
Other comprehensive income, net of taxes:
Unrealized loss on securities for which an other-than-temporary impairment loss has been recognized	—	—	—	—	(162)	—	(162)
Net unrealized gain on securities Net of reclassification adjustment(1)	—	—	—	—	1,854	—	1,854

Comprehensive income	—	—	—	—	—	—	824

ESOP shares committed to be released	—	—	59	—	—	—	59
Difference between cost and fair value of ESOP shares committed to be released	—	(16)	—	—	—	—	(16)
Share-based compensation	—	4	—	—	—	—	4

BALANCE AT MARCH 31, 2009	$27	$12,574	$(2,813)	$(4,244)	$(1,022)	$28,645	$33,167

(1)	Components of other comprehensive gain:

	March 31,
	2009	2008
Change in net unrealized loss on investment securities available for sale	$1,037	$761
Realized loss (gain) included in net loss (income), net of tax benefit (expense) of $337 and $(23), respectively	655	(46)

Net unrealized gain on securities	$1,692	$715

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Six months ended March 31,
	2009	2008

OPERATING ACTIVITIES:
Net (loss) income	$(868)	$439
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for depreciation and amortization	288	285
Amortization of premiums and discounts	(4)	40
Increase in cash surrender value of life insurance	(245)	(360)
(Gain) loss on sales of:
Loans held for sale	(83)	—
Investment securities available for sale	85	(69)
Mortgage-related securities available for sale	(265)	—
Net impairment losses realized in earnings	1,172	—
Provision for loan losses	775	56
Amortization of ESOP	43	52
Share-based compensation	4	—
Changes in assets and liabilities which provided (used) cash:
Origination of loans held for sale	(10,035)	—
Loans sold in the secondary market	10,118	—
Accrued interest receivable	204	170
Prepaid expenses and other assets	(885)	(62)
Accrued interest payable	(15)	15
Accrued expenses	(26)	401

Net cash provided by operating activities	263	967

INVESTING ACTIVITIES:
Loans originated	(73,031)	(32,121)
Purchases of:
Mortgage-related securities available for sale	(24,187)	(41,625)
Investment securities available for sale	(4,966)	(4,977)
Redemption of FHLB stock	1,328	1,521
Purchase of FHLB stock	(1,393)	(1,480)
Proceeds from sales of investment and mortgage-related securities available for sale	23,532	69
Principal collected on loans	68,421	46,103
Proceeds from maturities, calls, or repayments of:
Investment securities available for sale	4,421	3,027
Mortgage-related securities available for sale	8,753	7,981
Mortgage-related securities held to maturity	2,637	2,766
Purchase of property and equipment	(208)	(110)

Net cash used in investing activities	(5,307)	(18,846)

FINANCING ACTIVITIES:
Net decrease in deposit accounts	(6,860)	(5,937)
FHLBank advances and other borrowings — repayments	(98,940)	(56,190)
FHLBank advances and other borrowings — draws	88,024	54,002
Net increase in repurchase agreements	18,080	—
Net increase in advances from borrowers for taxes and insurance	1,078	1,173

Net cash provided by (used in) financing activities	1,382	(6,952)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,952	(24,831)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,320	52,935

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,272	$28,104

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest on deposits and borrowings	$6,481	$8,417
Cash payments of income taxes	60	50
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

The results of operations for the three and six months ended March 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2009 or any other period. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the First Keystone Financial, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2008.
2.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, as of March 31, 2009 are as follows:

	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gain	Loss	Fair Value
Available for Sale:
Municipal obligations:
1 to 5 years	$813	$3	$—	$816
5 to 10 years	3,602	145	(2)	3,745
Over 10 years	997	49	—	1,046
Corporate bonds:
1 to 5 years	4,087	69	(10)	4,146
5 to 10 years	1,532	28	—	1,560
Pooled trust preferred securities	8,534	—	(2,889)	5,645
Mutual funds	3,865	20	—	3,885
Other equity investments	1,040	31	(29)	1,042

Total	$24,470	$345	$(2,930)	$21,885

Held to Maturity:
Municipal obligations:
1 to 5 years	$2,586	$95	$—	$2,681
5 to 10 years	668	30	—	698

Total	$3,254	$125	$—	$3,379

Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at March 31, 2009.

	Loss Position		Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Approximate	Unrealized	Approximate	Unrealized	Approximate	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate bonds	$1,335	$(10)	$—	$—	$1,335	$(10)
Pooled trust preferred securities	—	—	5,355	(2,889)	5,355	(2,889)
Municipal obligations	198	(2)	—	—	198	(2)
Other equity investments	276	(29)	—	—	276	(29)

Total	$1,809	$(41)	$5,355	$(2,889)	$7,164	$(2,930)

The above table represents 21 investment securities where the current value is less than the related amortized cost.
Included in the first table above are pooled trust preferred securities. Trust preferred securities are very long-term (usually 30-year maturity) instruments with characteristics of both debt and equity, mainly issued by banks. All of the Company’s investments in trust preferred securities are of pooled issues, each consisting of 30 or more companies with geographic and size diversification. As of March 31, 2009, the Company had investments in five pooled trust preferred securities with an aggregate balance of $5.6 million. Although permitted by the debt instruments, as of March 31, 2009, none of the pooled trust preferred securities had begun to defer payments. However, as a result of the overall deterioration of the credit markets and the number of underlying issuers deferring interest payments, as well as issuers defaulting, the rating agencies have downgraded three of the Company’s investments in pooled trust preferred securities aggregating $2.2 million. Management believes that trust-preferred valuations have been negatively affected by an inactive market and by concerns that the underlying banks and other companies may have significant exposure to losses from sub-prime mortgages, defaulted collateralized debt obligations or other concerns.

In addition, the fair value of the Company’s $3.3 million investment in a mutual fund continued to decline during the period. Management attributes this continued decline to a widening of the spreads in the bond market for mortgage-related securities due to the ongoing instability in the mortgage markets.

The Company reviews investment debt securities on an ongoing basis for the presence of other than temporary impairment (OTTI) with formal reviews performed quarterly. OTTI losses on individual investment securities were recognized during the second quarter of fiscal 2009 according to FSP FAS 115-2 and FAS 124-2 issued by FASB on April 9, 2009. This new guidance requires that credit-related OTTI be recognized in earnings while non-credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss) (OCI). The credit-related OTTI recognized during the second quarter 2009 was $623,000, before taxes, and was solely related to available-for-sale securities newly having a book value of $3.6 million. Non-credit-related OTTI on these securities, which are not expected to be sold, was $220,000 and was recognized in OCI, net of taxes during the second quarter 2009.

The following table details the rollforward of credit-related losses recorded in earnings for the six months ended March 31, 2009:

Pooled Trust
Preferred
Securities
Amount of Other-Than-Temporary Impairment Related to credit losses at October 1, 2008	$—
Addition	490

Amount of Other-Than-Temporary Impairment Related to credit losses at March 31, 2009	$490

At March 31, 2009, investment securities in a gross unrealized loss position for twelve months or longer consisted of six securities having an aggregate depreciation of 35.0% from the Company’s amortized cost basis. Management believes the declines in market value are the result of the current volatility in interest rates and turmoil in the capital and debt markets. Fair values for certain pooled trust preferred securities were determined utilizing discounted cash flow models due to the absence of a current market to provide a reliable market quotes for the instruments. The Company’s analysis for each pooled trust preferred securities performed at the CUSIP level shows that the credit quality of the individual bonds ranges from good to deteriorating. Credit risk does exist and the default of an individual issuer in a particular pool could affect the ultimate collectability of contractual amounts. The Company does not have the intent to sell these securities and it is more likely than not, that it will not have to sell the securities before recovery of their cost bases. However, the Company will continue to review its investment portfolio to determine whether any particular impairment is other than temporary. Management does not believe that any individual unrealized loss as of March 31, 2009 represents an other-than-temporary impairment.

Proceeds from the sales of available-for-sale securities for the three- and six- months ending March 31, 2009 totaled $250,000 and $4.2 million, respectively. Losses on sales of available-for-sale investment securities for the three- and six- months ending March 31, 2009 totaled $10,000 and $85,000, respectively. There were no gains on sales of available-for-sale investment securities for the three- and six- months ending March 31, 2009.

The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, as of September 30, 2008 are as follows:

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gain	Loss	Fair Value
Available for Sale:
U.S. Government bonds:
Over 10 years	$2,965	$7	$—	$2,972
Municipal obligations:
5 to 10 years	2,901	55	(22)	2,934
Over 10 years	997	52	—	1,049
Corporate bonds:
Less than 1 year	1,000	4	—	1,004
1 to 5 years	1,057	—	(107)	950
5 to 10 years	1,532	—	—	1,532

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gain	Loss	Fair Value
Pooled trust preferred securities	9,415	—	(2,835)	6,580
Mutual funds	8,563	8	—	8,571
Other equity investments	1,040	—	(87)	953

Total	$29,470	$126	$(3,051)	$26,545

Held to Maturity:
Municipal obligations:
1 to 5 years	$1,537	$5	$(9)	$1,533
5 to 10 years	1,718	21	(1)	1,738

Total	$3,255	$26	$(10)	$3,271

Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at September 30, 2008.

	Loss Position		Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Approximate	Unrealized	Approximate	Unrealized	Approximate	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate bonds	$950	$(107)	$—	$—	$950	$(107)
Pooled trust preferred securities	5,118	(2,285)	1,462	(550)	6,580	(2,835)
Municipal obligations	2,062	(32)	—	—	2,062	(32)
Other equity investments	553	(87)	—	—	553	(87)

Total	$8,683	$(2,511)	$1,462	$(550)	$10,145	$(3,061)

The above table represents 13 investment securities where the current value is less than the related amortized cost.

Proceeds from the sales of available-for-sale securities for the three- and six- months ending March 31, 2008 totaled $69,000 and $69,000, respectively. Gains on sales of available-for-sale investment securities for the three- and six- months ending March 31, 2008 totaled $69,000 and $69,000, respectively. There were no losses on sales of available-for-sale investment securities for the three- and six- months ending March 31, 2008.

3.	MORTGAGE-RELATED SECURITIES

Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gain	Loss	Fair Value
Available for Sale:
FHLMC pass-through certificates	$26,927	$852	$(3)	$27,776
FNMA pass-through certificates	47,068	1,508	(43)	48,533
GNMA pass-through certificates	1,332	7	—	1,339
Collateralized mortgage obligations	25,105	186	(1,225)	24,066

Total	$100,432	$2,553	$(1,271)	$101,714

Held to Maturity:
FHLMC pass-through certificates	$8,687	$234	$—	$8,921
FNMA pass-through certificates	14,012	403	(5)	14,410

Total	$22,699	$637	$(5)	$23,331

Provided below is a summary of mortgage-related securities available for sale and held to maturity which were in an unrealized loss position at March 31, 2009.

	Loss Position		Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Pass-through certificates	$7,504	$(46)	$87	$(5)	$7,591	$(51)
Collateralized mortgage obligations	1,674	(42)	15,020	(1,183)	16,694	(1,225)

Total	$9,178	$(88)	$15,107	$(1,188)	$24,285	$(1,276)

The above table represents 19 mortgage-related securities where the current value is less than the related amortized cost.

At March 31, 2009, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of sixteen securities that at such date had an aggregate depreciation of 7.3% from the Company’s amortized cost basis. For the three months ending March 31, 2009, the Company’s $41,000 investments in three private-label collateralized mortgage obligations included in the first table above, were impaired as a result of the Company’s determination that the continued decline in its fair market value was other than temporary. As a result of this determination, the Company recognized a $126,000, before tax, non-cash charge, which was recorded in non-interest income. The Company does not have the intent to sell these securities and it is more likely than not, that it will not have to sell the securities before recovery of their cost bases. Management does not believe any other individual unrealized loss as of March 31, 2009 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and private institutions. The substantial majority of the unrealized losses associated with mortgage-related securities are attributable to changes in interest rates and conditions in the financial and credit markets not due to the deterioration of the creditworthiness of the issuer. The Company has the ability and intent to hold these securities until the securities mature or recover in value.

The Company reviews mortgage-related securities on an ongoing basis for the presence of other than temporary impairment (OTTI) with formal reviews performed quarterly. OTTI losses on individual investment securities were recognized during the second quarter of fiscal 2009 according to FSP FAS 115-2 and FAS 124-2 issued by FASB on April 9, 2009. This new guidance requires that credit-related OTTI be recognized in earnings while non-credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss) (OCI). The credit-related OTTI recognized during the second quarter 2009 was $126,000, before taxes, and was solely related to available-for-sale securities newly having a book value of $41,000. Non-credit-related OTTI on these securities, which are not expected to be sold, was $26,000 and was recognized in OCI, net of taxes during the second quarter 2009.

The following table details the rollforward of credit-related losses recorded in earnings for the six months ended March 31, 2009:

Collateralized
Mortgage
Obligations
Amount of Other-Than-Temporary Impairment Related to credit losses at October 1, 2008	$—

Addition	43

Amount of Other-Than-Temporary Impairment Related to credit losses at March 31, 2009	$43

Proceeds from the sales of available-for-sale mortgage-related securities for the three- and six- months ending March 31, 2009 totaled $0 and $19.3 million, respectively. Gains on sales of available-for-sale mortgage-related securities for the three- and six- months ending March 31, 2009 totaled $0 and $289,000, respectively. Losses on sales of available-for-sale mortgage-related securities for the three- and six- months ending March 31, 2009 totaled $0 and $24,000, respectively.

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

	Loss Position		Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Pass-through certificates	$54,080	$(561)	$1,401	$(30)	$55,481	$(591)
Collateralized mortgage obligations	17,914	(678)	6,385	(483)	24,299	(1,161)

Total	$71,994	$(1,239)	$7,786	$(513)	$79,780	$(1,752)

The above table represents 66 mortgage-related securities where the current value is less than the related amortized cost.

There were no sales of mortgage-related securities for the six months ended March 31, 2008.
4.	FAIR VALUE MEASUREMENT

In the first quarter of 2009, the Company adopted the provisions of FAS No. 157, Fair Value Measurements, for financial assets and financial liabilities. FAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157. On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-4 (“FSP 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. The Company elected to early adopt this FSP and the results have been applied on the financial statements and disclosures herein, without a material impact on the consolidated financial statements. FSP 157-4 provides guidance for determining fair value if there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In that circumstance, transactions or quoted prices may not be determinative of fair value. Significant adjustments may be necessary to quoted prices or alternative valuation techniques may be required in order to determine the fair value of the asset or liability under current market conditions.
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

Level 3: Significant unobservable that inputs reflect a reporting entity’s own assumptions about the parameters that market participants would use in pricing an asset or liability.

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

Assets measured at fair value on a recurring and nonrecurring basis are summarized as follows:

	Fair Value Measurement at March 31, 2009 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Available for sale securities measured on a recurring basis	$122,096	$4,526	$106,371	$11,198

Impaired loans measured on a nonrecurring basis	1,814	—	1,814	—

Total	$123,800	$4,526	$108,075	$11,198

The following table presents the changes in the Level III fair-value category for the six months ended March 31, 2009. The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

Fair Value
Measurements
Using
Significant
Unobservable
Inputs
(Level 3)
Available for
Sale Securities
Beginning balance	$8,112

Total gains or losses (realized/unrealized)

Included in earnings (or changes in net assets)	(616)

Included in other comprehensive income	(130)

Purchases, issuances and settlements	(333)

Transfers in and/or out of Level 3	4,165

Ending balance	$11,198

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$616

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	September 30,
	2009	2008
Single-family	$144,234	$145,626
Construction and land	28,746	27,493
Multi-family and commercial	54,507	54,419
Home equity and lines of credit	54,952	55,246
Consumer loans	1,487	1,330
Commercial loans	19,886	15,955

Total loans	303,812	300,069
Loans in process	(10,132)	(10,802)
Allowance for loan losses	(3,998)	(3,453)
Deferred loan costs	232	292

Loans receivable — net	$289,914	$286,106

At March 31, 2009 and September 30, 2008, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $3,893 and $2,420, respectively. At March 31, 2009, non-performing loans consisted of three single-family residential mortgage loans aggregating $672, six non-residential mortgage loans aggregating $2,190, two commercial business loans aggregating $461, one construction loan of $195, three home equity loans aggregating $366, and two consumer loans aggregating $8.

At March 31, 2009 and September 30, 2008 the Company had impaired loans with a total recorded investment of $2,856 and $817, respectively. Interest income of $5 and $12 was recognized on these impaired loans during the three and six months ended March 31, 2009, respectively. Interest income of approximately $57 and $104 was not recognized as interest income due to the non-accrual status of such loans for the three and six months ended March 31, 2009, respectively.
Loans collectively evaluated for impairment include residential real estate, home equity (including lines of credit) and consumer loans and are not included in the data that follow:

	March 31,	September 30,
	2008	2009
Impaired loans with related allowance for loan losses under SFAS No. 114	$2,856	$817
Impaired loans with no related allowance for loan losses under SFAS No. 114	—	—

Total impaired loans	$2,856	$817

Valuation allowance related to impaired loans	$1,042	$370

The following is an analysis of the allowance for loan losses:

	Six Months Ended
	March 31,
	2009	2008
Balance beginning of period	$3,453	$3,322
Provisions charged to income	775	56
Charge-offs	(250)	(14)
Recoveries	20	13

Total	$3,998	$3,377

6.	DEPOSITS

Deposits consist of the following major classifications:

	March 31,		September 30,
	2009		2008
	Amount	Percent	Amount	Percent

Non-interest bearing	$16,660	5.1%	$20,101	6.0%
NOW	68,461	21.2	70,344	21.3
Passbook	37,067	11.4	34,796	10.5
Money market demand	44,641	13.8	43,572	13.2
Certificates of deposit	157,175	48.5	162,051	49.0

Total	$324,004	100.0%	$330,864	100.0%

7.	EARNINGS PER SHARE

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding, while diluted net income (loss) per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. All dilutive shares consist of options the exercise price of which is lower than the market price of the common stock covered thereby at the dates presented. At March 31, 2009 and 2008, anti-dilutive shares consisted of options covering 58,566 and 47,237 shares, respectively.

The calculation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Numerator	$(806)	$207	$(868)	$439

Denominators:
Basic shares outstanding	2,325,768	2,317,080	2,324,670	2,315,988
Effect of dilutive securities	—	257	—	323

Diluted shares outstanding	2,325,768	2,317,337	2,324,670	2,316,311

EPS:
Basic	$(0.35)	$0.09	$(0.37)	$0.19
Diluted	$(0.35)	$0.09	$(0.37)	$0.19
8.	REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of tangible and core capital (as defined in the regulations) to adjusted assets (as defined), and of Tier I and total capital (as defined) to average assets (as defined). Management believes, as of March 31, 2009, that the Bank met all regulatory capital adequacy requirements to which it was subject.

     The Bank’s actual capital amounts and ratios are presented in the following table.

			Required for		Well Capitalized
			Capital Adequacy		Under Prompt
	Actual		Purpose		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio

At March 31, 2009:
Core Capital (to Adjusted Tangible Assets)	$43,681	8.35%	$20,928	4.0%	$26,160	5.0%
Tier I Capital (to Risk-Weighted Assets)	43,681	13.35	N/A	N/A	19,633	6.0
Total Capital (to Risk-Weighted Assets)	46,656	14.26	26,177	8.0	32,722	10.0
Tangible Capital (to Tangible Assets)	43,621	8.34	7,847	1.5	N/A	N/A

At September 30, 2008:
Core Capital (to Adjusted Tangible Assets)	$44,234	8.46%	$20,911	4.0%	$26,139	5.0%
Tier I Capital (to Risk-Weighted Assets)	44,234	14.02	N/A	N/A	18,935	6.0
Total Capital (to Risk-Weighted Assets)	47,322	14.99	24,247	8.0	31,559	10.0
Tangible Capital (to Tangible Assets)	44,167	8.45	7,841	1.5	N/A	N/A
On February 13, 2006, the Bank entered into a supervisory agreement with the Office of Thrift Supervision (“OTS”). The supervisory agreement requires the Bank, among other things, to maintain minimum core capital and total risk-based capital ratios of 7.5% and 12.5%, respectively. At March 31, 2009, the Bank was in compliance with such requirement. The Bank has been deemed to be “well-capitalized” for purposes of the prompt corrective action regulations by the OTS. However, due to the supervisory agreement, it is still deemed in “troubled condition.”

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

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”, an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of the Statement were effective for public companies as of the end of the fiscal year ending after December 15, 2006. The Company has determined that the guidance provided by SFAS No. 158 will not have an impact on its stockholders’ equity or on the Company’s financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”) to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has determined that the adoption of this standard will not have a material effect on the Company’s results of operations or financial position.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date. The Company does not expect the adoption of FSP 142-3 to have a material effect on its results of operations or financial position.

In February 2007, the FASB issued FSP No. FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides. “This FSP provides conforming amendments to the illustrations in FAS Statements No. 87, 88, and 106 and to related staff implementation guides as a result of the issuance of FAS Statement No. 158. The conforming amendments made by this FSP are effective as of the effective dates of Statement No. 158. The unaffected guidance that this FSP codifies into Statements No. 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

In February 2008, the FASB issued FSP No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP concludes that a transferor and transferee should not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. The FSP is effective for financial statements issued for fiscal years beginning on or after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement.)” This FSP provides guidance on the accounting for certain types of convertible debt instruments that may be settled in cash upon conversion. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

In June 2008, the FASB ratified EITF Issue No. 08-4, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios.” This Issue provides transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios, that resulted from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. The conforming changes are effective for financial statements issued for fiscal years ending after December 15, 2008, with earlier application permitted. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires companies acquiring contingent assets or assuming contingent liabilities in business combination to either (a) if the assets’ or liabilities’ fair value can be determined, recognize them at fair value, at the acquisition date, or (b) if the assets’ or liabilities’ fair value cannot be determined, but (i) it is probable that an asset existed or that a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated, recognize them at their estimated amount, at the acquisition date. If the fair value of these contingencies cannot be determined and they are not probable or cannot be reasonably estimated, then companies should not recognize these contingencies as of the acquisition date and instead should account for them in subsequent periods by following other applicable GAAP. This FSP also eliminates the FAS 141R requirement of disclosing in the footnotes to the financial statements the range of expected outcomes for a recognized contingency. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The

Company has early adopted the provisions of FSP 157-4 during the second quarter of fiscal 2009 and the results have been applied in the financial statements and disclosures included herein, without a material impact.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP SFAS No. 115-2 and SFAS No. 124-2 amends existing guidance for determining whether an impairment is other than temporary to debt securities and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS No. 115-2 and SFAS No. 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The company has early adopted FAS 115-2 and FAS 124-2 during the second quarter of 2009 (see Notes 2 & 3).

In January 2009, the FASB issued final FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” The FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment (OTTI) has occurred. The FSP retains and emphasizes the OTTI guidance and required disclosures in Statement 115, FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, SEC Staff Accounting Bulletin (SAB) Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, and other related literature. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. Consistent with paragraph 15 of FSP FAS 115-1 and FAS 124-1, any other-than temporary impairment resulting from the application of Statement 115 or Issue 99-20 shall be recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made (for example, December 31, 2008, for a calendar year-end entity). The adoption of the requirements of FSB No. EITF 99-20-1 by the Company did not have a material impact on its financial condition or results of operations.

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
Critical Accounting Policies
     Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets or comprehensive income, are considered critical accounting policies. In management’s opinion, the three most critical accounting policies affecting the Company’s financial statements are the evaluation of the allowance for loan losses, income taxes and fair value accounting. The Company maintains an allowance for loan losses at a level management believes is sufficient to provide for known and inherent losses in the loan portfolio that are both probable and reasonable to estimate. The allowance for loan losses is considered a critical accounting estimate because there is a large degree of judgment in (i) assigning individual loans to specific risk levels (pass, substandard, doubtful and loss), (ii) valuing the underlying collateral securing the loans, (iii) determining the appropriate reserve factor to be applied to specific risk levels for criticized and classified loans (special mention, substandard, doubtful and loss) and (iv) determining reserve factors to be applied to pass loans based upon loan type. Accordingly, there is a likelihood that materially different amounts would be reported under different, but reasonably plausible conditions or assumptions.
Allowance for Loan Losses. The determination of the allowance for loan losses requires management to make significant estimates with respect to the amounts and timing of losses and market and economic conditions. Accordingly, adverse conditions in the economy and the market could increase loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. The Bank will continue to monitor and adjust its allowance for loan losses through the provision for loan losses as economic conditions and other factors dictate. Management reviews the allowance for loan losses generally on a monthly basis, but at a minimum at least quarterly. Although the Bank maintains its allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank’s determination as to the amount of its allowance for loan losses is subject to review by its primary federal banking regulator, the OTS, as part of its examination process, which may result in additional provisions to increase the allowance based upon the judgment and review of the OTS.
Income Taxes. Management makes estimates and judgments to calculate some of our tax liabilities and determine the recoverability of some of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. Management also estimates a reserve for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective. Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision from management’s initial estimates. In evaluating our ability to recover deferred tax assets, management considers all available positive and negative evidence, including our past operating results and our forecast of future taxable income. In determining future taxable income, management makes assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.
Fair Value Measurement. Under SFAS No. 157, Fair Value Measurements, we group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:
•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

•	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset.
     Under SFAS No. 157, we base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS No. 157. Fair value measurements for most of our assets are obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information. Substantially all of our financial instruments use either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. In certain cases, however, when market observable inputs for model-based valuation techniques may not be readily available, we are required to make judgments about assumptions market participants would use in estimating the fair value of financial instruments. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. When market data is not available, we use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations.
     At March 31, 2009 and September 30, 2008, the Company had assets that were measured at fair value on a recurring basis that use Level 3 measurements totaling $11.2 million and $10.9 million, respectively. The Company also had assets that were measured at fair value on a nonrecurring basis that use Level 3 measurements. See Note 4 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of our fair value measurements.
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
     The Company submitted to and received from the OTS approval of a capital plan, which called for an equity infusion in order to reduce the Company’s debt-to-equity ratio below 50%. As part of its capital plan, the Company conducted a private placement of 400,000 shares of common stock, raising gross proceeds of approximately $6.5 million. In June 2007, the net proceeds of approximately $5.8 million were used to reduce the amount of the Company’s outstanding debt through the redemption of $6.2 million of its junior subordinated debentures. As a result of such redemption, the Company’s debt-to-equity ratio is less than 50%. Although the Company’s debt-to-equity ratio is below 50%, it does not anticipate resuming the payment of dividends until such time as the Company’s operating results materially improve. During the quarter ended June 30, 2008, the Company redeemed the remaining $2.1 million of its floating rate junior subordinated debentures. In addition, the Company purchased $1.5 million of the $16.2 million of 9.7% fixed-rate trust preferred securities issued by First Keystone Capital Trust I. As a result, as of March 31, 2009 the Company held $5.0 million of such securities.
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
     As a result of the supervisory agreement, the Bank hired a Chief Credit Officer (who was promoted to Chief Lending Officer during the third quarter of fiscal 2008) who, under the direction of the Board and the Chief Executive Officer, has taken steps to enhance the Bank’s credit review analysis, develop loan administrative procedures and adopt an asset classification system. The Bank continues to address these areas in order to remain in full compliance with the terms of the supervisory agreements. At March 31, 2009, the Company believes it and the Bank are in compliance with all the operative provisions of both supervisory agreements.
Comparison of Financial Condition at March 31, 2009 and September 30, 2008
     The Company’s total assets increased by $2.2 million, from $522.1 million at September 30, 2008 to $524.3 million at March 31, 2009. Loans receivable increased by $3.8 million, from $286.1 million at September 30, 2008 to $289.9 million at March 31, 2009 with the majority of the increase accounted for by growth in the commercial business and construction loan portfolios. Cash and cash equivalents increased by $7.0 million to $46.3 million at March 31, 2009 from $39.3 million at September 30, 2008 primarily due to sales of mortgage-related and investment securities available for sale and prepayments on mortgage-related and investment securities. Deposits decreased $6.9 million, or 2.1%, from $330.9 million at September 30, 2008 to $324.0 million at March 31, 2009. The decrease in deposits resulted from a $3.4 million, or 17.1%, decrease in non-interest bearing accounts, a $4.9 million, or 3.0%, decrease in certificates of deposit, and a $1.9 million, or 2.7% decrease in NOW accounts. The decreases were partially offset by increases of $2.3 million, or 6.5%, and $1.0 million, or 2.5%, in passbook and money market accounts, respectively.
Stockholders’ equity increased $871,000 from $32.3 million at September 30, 2008 to $33.2 million at March 31, 2009, primarily due to a $1.7 million decrease in accumulated other comprehensive loss partially offset by the net loss of $868,000 for the six months ended March 31, 2009. The decline in accumulated other comprehensive loss reflected primarily the further improvement in fair market values of certain of the Company’s available for sale mortgage-related securities.
Comparison of Results of Operations for the Three and Six Months Ended March 31, 2009 and 2008
Net Income (Loss). Net loss was $806,000, or $0.35 per diluted share, for the quarter ended March 31, 2009 as compared to net income of $207,000, or $0.09 per diluted share, for the same period in 2008. Net loss for the six months ended March 31, 2009 was $868,000 of $0.37 per diluted share as compared to net income of $439,000, or $0.19 per diluted share for the same period in 2008. The losses in both 2009 periods were primarily due to impairment charges related to certain of the Company’s investment securities as discussed below.
Net Interest Income. Net interest income increased $330,000, or 13.2%, to $2.8 million and $686,000, or 13.8% to $5.7 million for the three and six months ended March 31, 2009, respectively, as compared to the same periods in 2008. The increases in net interest income for the three and six months ended March 31, 2009 were primarily due to decreases in interest expense of $1.1 million, or 26.4% and $2.0 million, or 23.3%, respectively, as compared to the same periods in 2008. The decreases in interest expense for the three and six months ended March 31, 2009 were partially offset by decreases in interest income of $768,000, or 11.5%, and $1.3 million, or 9.6%, respectively, as compared to the same periods in 2008. The weighted average yield earned on interest-earning assets for the three and six months ended March 31, 2009 decreased 41 basis points to 5.21% and 43 basis points to 5.32%, respectively, compared to the same periods in 2008. For the three and six months ended March 31, 2009, the weighted average rate paid on interest-bearing liabilities decreased 83 basis points to 2.75% and 82 basis points to

2.87%, respectively, for the same period in the prior fiscal year. The declines in both interest income and interest expense were in large part due to the declines in market rates of interest in the latter part of 2008 and 2009.
The interest rate spread and net interest margin were 2.46% and 2.50%, respectively, for the three months ended March 31, 2009 as compared to 2.04% and 2.11%, respectively, for the same period in 2008. The interest rate spread and net interest margin were 2.45% and 2.48%, respectively, for the six months ended March 31, 2009 as compared to 2.06% and 2.13%, respectively, for the same period in 2008.The slightly smaller increase in the net interest margin, as compared to the increase in spread for the three- and six-month comparisons, was primarily due to the relative shift in net interest-earning assets. The increase in the spread and margin reflected the more rapid repricing downward of the Company’s cost of funds as market rates declined during late 2008 and 2009.
     The following tables present the average balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three and six months ended March 31, 2009 and 2008.

	For the three months ended
	March 31, 2009			March 31, 2008
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable(1)	$285,271	$4,092	5.74%	$277,586	$4,391	6.33%
Mortgage-related securities(2)	116,307	1,424	4.90	130,792	1,583	4.84
Investment securities(2)	31,624	366	4.63	40,398	510	5.05
Other interest-earning assets	19,390	12	0.25	25,638	178	2.78

Total interest-earning assets	452,592	5,894	5.21	474,414	6,662	5.62

Non-interest-earning assets	33,603			34,443

Total assets	$486,195			$508,857

Interest-bearing liabilities:
Deposits	$324,838	1,492	1.84	$342,678	2,423	2.83
FHLB advances and other borrowings	108,644	1,286	4.73	107,025	1,374	5.14
Junior subordinated debentures	11,641	286	9.83	15,264	365	9.56

Total interest-bearing liabilities	445,123	3,064	2.75	464,967	4,162	3.58

Interest rate spread(3)			2.46%			2.04%

Non-interest-bearing liabilities	7,469			7,647

Total liabilities	453,038			472,614
Stockholders’ equity	33,157			36,243

Total liabilities and stockholders’ equity	$486,195			$508,857

Net interest-earning assets	$7,469			$9,447

Net interest income		$2,830			$2,500

Net interest margin(3)			2.50%			2.11%

Ratio of average interest-earning assets to average interest-bearing liabilities			101.68%			102.03%

(1)	Includes non-accrual loans.

(2)	Includes assets classified as either available for sale or held to maturity.

(3)	Net interest income divided by average interest-earning assets.

	For the six months ended
	March 31, 2009			March 31, 2008
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable(1)	$285,661	$8,353	5.85%	$282,055	$9,062	6.43%
Mortgage-related securities(2)	119,806	2,978	4.97	122,739	2,963	4.83
Investment securities(2)	32,783	761	4.64	39,209	1,033	5.27
Other interest-earning assets	17,768	27	0.30	21,700	341	3.14

Total interest-earning assets	456,018	12,119	5.32	465,703	13,399	5.75

Non-interest-earning assets	34,124			34,594

Total assets	$490,142			$500,297

Interest-bearing liabilities:
Deposits	$323,622	3,219	1.99	$344,860	5,101	2.96
FHLB advances and other borrowings	114,875	2,676	4.66	97,312	2,599	5.34
Junior subordinated debentures	11,640	571	9.81	15,264	732	9.59

Total interest-bearing liabilities	450,137	6,466	2.87	457,436	8,432	3.69

Interest rate spread(3)			2.45%			2.06%

Non-interest-bearing liabilities	7,464			7,219

Total liabilities	457,601			464,655
Stockholders’ equity	32,541			35,642

Total liabilities and stockholders’ equity	$490,142			$500,297

Net interest-earning assets	$5,887			$8,267

Net interest income		$5,653			$4,967

Net interest margin(3)			2.48%			2.13%

Ratio of average interest-earning assets to average interest-bearing liabilities			101.31%			101.81%

(1)	Includes non-accrual loans.

(2)	Includes assets classified as either available for sale or held to maturity.

(3)	Net interest income divided by average interest-earning assets.
Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management sufficient to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management’s analysis includes consideration of the Company’s historical experience, the volume and type of lending conducted by the Company, the amount of the Company’s classified and criticized assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company’s primary market area, and other factors related to the collectability of the Company’s loan portfolio. For the three and six months ended March 31, 2009 as compared to the same periods in the prior fiscal year, the provision for loan losses increased $686,000 to $700,000 and $719,000 to $775,000, respectively. For the three and six months ended March 31, 2009, the provision for loan loss was based on the Company’s monthly review of the credit quality of its loan portfolio and the continual evaluation of the classified and pass loan portfolios in order to maintain the overall allowance for loan losses at a level deemed appropriate. The increase in the level of the provision reflected the increase in non-performing and classified assets.
At March 31, 2009, non-performing assets increased $1.5 million to $3.9 million, or 0.7%, of total assets, from $2.4 million at September 30, 2008. This increase was primarily the result of an increase in non-accrual loans of $2.7 million, comprised of six commercial real estate loans aggregating $2.2 million, two commercial business loans aggregating $461,000, three home equity loans aggregating $366,000 and three single-family residential mortgages aggregating $672,000. The increase was partially offset by returns to performing status of four construction loans aggregating $1.4 million, four commercial business loans aggregating $227,000 and three single-family residential mortgages aggregating $218,000, all of which had been previously classified as over 90 days past due. The Company’s coverage ratio, which is the ratio of the allowance for loan losses to non-performing loans, was 102.7% and 142.7% at March 31, 2009 and September 30, 2008, respectively. In addition, loans 30 to 89 days delinquent increased $1.3 million, from $3.1 million at September 30, 2008 to $4.4 million at March 31, 2009. The increase was primarily the result of increases of $2.4 million, $816,000 and $142,000 in commercial mortgage loans, commercial business loans, and single-family residential mortgages, respectively, which were 30 to 89 days delinquent, partially offset by the return to current status of $2.0 million of construction loans that had been 30 to 89 days delinquent at September 30, 2008.
At March 31, 2009, the Bank’s classified assets increased by $3.6 million to $15.6 million compared to $11.9 million at September 30, 2008. At March 31, 2009, classified assets were comprised of substandard commercial business and commercial real estate loans aggregating $10.7 million, home equity loans aggregating $366,000, single-family residential mortgage loans aggregating $842,000, a construction loan of $195,000, private-label collateralized mortgage obligations aggregating $135,000, corporate bonds aggregating $2.2 million and a portion of the Company’s $3.3 million investment in a mutual fund of $223,000 which were all rated below investment grade at March 31, 2009. In addition, five commercial mortgage and commercial business loans aggregating $883,000 were classified as doubtful as of March 31, 2009.
Management continues to review its loan portfolio to determine the extent, if any, to which additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.
Non-interest Income. For the three months ended March 31, 2009, non-interest income decreased $872,000 to a loss of $165,000 as compared to the same period last year. The decrease was primarily due to a $749,000 non-cash impairment charge related to the determination that a portion of the declines in value of the Company’s $290,000 investment in one pooled trust preferred security, its $41,000 investment in three collateralized mortgage obligation securities and its $3.3 million investment in a mutual fund were other than temporary as discussed in Notes 2 and 3.
Non-interest income decreased $1.2 million to $268,000 for the six months ending March 31, 2009 as compared to the same period last year. The decrease was primarily the result of the $1.2 million non-cash impairment related to the determination that a portion of the decline in value of the Company’s $3.3 million investment in a mutual fund, its $290,000 investment in a pooled trust preferred security and its $41,000 investment in three collateralized mortgage obligation securities were other than temporary as discussed in Notes 2 and 3.
The market value of the Company’s investments may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in business climate and lack of liquidity for resales of certain investment securities. The Company periodically, but not less than quarterly, evaluates investments and other assets for impairment indicators. The Company may be required to record additional impairment charges if investments suffer a decline in value that is considered other-than-temporary. If it is determined that a significant impairment has occurred, the Company would be required to charge against earnings the credit-related portion of the OTTI, which could have a material adverse effect on results of operations in the period in which the write-off occurs.
Non-interest Expense. Non-interest expense increased $191,000 to $3.2 million for the quarter ended March 31, 2009 as compared to the same period last year. The increase for the quarter ended March 31, 2009 was primarily due to increases of $170,000 and $33,000 in federal deposit insurance premiums and deposit processing expense, respectively, partially offset by a $26,000 decrease in advertising expense.
Non-interest expense increased $400,000 to $6.3 million for the six months ended March 31, 2009, as compared to the same period last year. The increase was primarily due to increases of $229,000, $78,000 and $33,000 in federal deposit insurance premiums, professional fees and deposit processing expense. The large increase in federal deposit insurance premiums for both periods was due to the Federal Deposit Insurance Company’s decision to increase rates to all insured institutions in response to the increased level of failed institutions and the costs thereof to the Deposit Insurance Fund.
Income Tax Expense. The Company’s income tax expense decreased $407,000 to a benefit of $402,000 and decreased $328,000 to a benefit of $310,000 for the three and six months ended March 31, 2009, respectively, as compared to the same period last year. The decrease was largely the result of the other-than-temporary impairment charges recorded on certain investment securities as mentioned previously.
Liquidity and Capital Resources
     The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowings and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-related securities prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has the ability to obtain advances from the FHLBank Pittsburgh through several credit programs with the FHLB in amounts not to exceed the Bank’s maximum borrowing capacity and subject to certain conditions, including holding a predetermined amount of FHLB stock as collateral. As an additional source of funds, the Company has access to the FRB discount window, but only after it has exhausted its access to the FHLB. At March 31, 2009, the Company had $102.7 million of outstanding advances and $24.0 million of overnight borrowings from the FHLBank Pittsburgh. The Bank currently has the ability to obtain up to $73.5 million of additional advances from the FHLBank Pittsburgh.
     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to fund maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities. As of March 31, 2009, total approved loan commitments outstanding amounted to $5.5 million, not including $9.9 million in loans in process. At the same date, commitments under unused lines of credit amounted to $33.5 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2009 totaled $109.3 million. Based upon the Company’s historical experience, management believes that a significant portion of maturing deposits will remain with the Company.
     The Bank is required under applicable federal banking regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital (or risk-based) equal to at least 8.0% of its risk-weighted assets. At March 31, 2009, the Bank had tangible capital and core capital equal to 8.35% of adjusted total assets and total capital equal to 14.3% of risk-weighted assets. However, as a result of the supervisory agreement discussed in Item 2 of Part I hereof, the Bank is required to maintain core and risk-based capital in excess of 7.5% and 12.5%, respectively. The Bank is in compliance with such higher capital requirements imposed by the supervisory agreement.
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
     The interest rate risk measures used by the OTS include an “Exposure Measure” or “Post-Shock” NPV ratio and a “Sensitivity Measure”. The “Post-Shock” NPV ratio is the net present value as a percentage of assets over the various yield curve shifts. A low “Post-Shock” NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following sets forth the Bank’s NPV as of March 31, 2009.

Net Portfolio Value
(Dollars in thousands)
Changes in				Net
Rates in		Dollar	Percentage	Portfolio Value As
Basis Points	Amount	Change	Change	a % of Assets	Change

300	$40,079	$(11,536)	(22)%	7.70%	(184) bp
200	45,927	(5,688)	(11)	8.68	(86) bp
100	49,930	(1,685)	(3)	9.32	(22) bp
50	50,795	(821)	(2)	9.43	(11) bp
0	51,615	—	—	9.54	— bp
(50)	51,394	(221)	(0)	9.47	(7) bp
(100)	50,706	(910)	(2)	9.33	(22) bp
     As of March 31, 2009, the Bank’s NPV was $51.6 million or 9.54% of the market value of assets. Following a 200 basis point increase in interest rates, the Bank’s “post shock” NPV would be $45.9 million or 8.68% of the market value of assets. The change in the NPV ratio or the Bank’s sensitivity measure was a decline of 86 basis points.
     As of December 31, 2008, the Bank’s NPV was $49.3 million or 9.19% of the market value of assets. Following a 200 basis point increase in interest rates, the Bank’s “post shock” NPV would be $42.5 million or 8.11% of the market value of assets. The change in the NPV ratio or the Bank’s sensitivity measure was a decline of 108 basis points.

Item 4T. Controls and Procedures
     Our management evaluated, with the participation of our Chief Executive Officer (who also currently serves as our principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to management, including the Chief Executive Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure and that such disclosure controls and procedures are operating in an effective manner.
     No change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     On February 4, 2009, the Company held its annual meeting of shareholders and submitted two proposals to shareholders on behalf of the Company’s Board of Directors (the election of a director and ratification of the appointment of the Company’s independent registered public accounting firm for fiscal 2009). Shareholders of record as of December 4, 2008, received proxy materials and were considered eligible to vote on these proposals at the annual meeting. At the annual meeting, 2,432,998 shares of common stock of the Company were outstanding on the record date and eligible to be voted at the meeting. Members of the Company’s Board of Directors not up for election and continuing in office after the annual meeting were Donald S. Guthrie, Bruce C. Hendrixson, Edmund Jones, Jerry A. Naessens, William J. O’Donnell and Nedret E. Vidinli.
A total of 2,236,656 shares of common stock were present in person or by proxy at the annual meeting. The following is a brief summary of each proposal and the result of the vote at the annual meeting:
1. The following director was elected by the requisite plurality of the votes cast to serve on the Company’s Board of Directors.

Nominee	For	Withheld
Donald G. Hosier, Jr.	1,964,887	271,769
2. To ratify the appointment of S.R. Snodgrass, A.C. as the Company’s independent registered public accounting firm for the fiscal year ended September 30, 2009.

For	Against	Abstain
2,156,412	64,948	15,296
There were no broker non-votes at the annual meeting.

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

FIRST KEYSTONE FINANCIAL, INC.
Date: May 15, 2009	By:	/s/ Hugh J. Garchinsky
Hugh J. Garchinsky
President and Chief Executive Officer (principal executive officer and principal financial officer)