Form 10-Q
period 2009-06-30
FIRST KEYSTONE FINANCIAL INC
filed 2009-08-14
CIK 856751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes   ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐      Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a “smaller reporting company”)

Smaller reporting company ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

Number of shares of Common Stock outstanding as of July 31, 2009:  2,432,998

FIRST KEYSTONE FINANCIAL, INC.

Contents

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of
	June 30, 2009 (Unaudited) and September 30, 2008	1

	Unaudited Consolidated Statements of Income for the Three and Nine
	Months Ended June 30, 2009 and 2008	2

	Unaudited Consolidated Statement of Changes in Stockholders' Equity
	for the Nine Months Ended June 30, 2009 and 2008	3

	Unaudited Consolidated Statements of Cash Flows for the Nine Months
	Ended June 30, 2009 and 2008	4

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4T.	Controls and Procedures	30

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

SIGNATURES		33

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

	June 30,	September 30,
	2009	2008

ASSETS:
Cash and amounts due from depository institutions	$2,407	$4,340
Interest-bearing deposits with depository institutions	32,756	34,980
Total cash and cash equivalents	35,163	39,320
Investment securities available for sale	26,942	26,545
Mortgage-related securities available for sale	97,924	102,977
Investment securities held to maturity - at amortized cost
(approximate fair value of $2,898 at June 30, 2009
and $3,271 at September 30, 2008)	2,805	3,255
Mortgage-related securities held to maturity - at amortized cost
(approximate fair value of $21,478 at June 30, 2009
and $25,204 at September 30, 2008)	20,905	25,359
Loans receivable (net of allowance for loan losses of $3,491 and $3,453
at June 30, 2009 and September 30, 2008, respectively)	302,607	286,106
Accrued interest receivable	2,345	2,452
FHLBank stock, at cost	7,060	6,995
Office properties and equipment, net	4,254	4,386
Deferred income taxes	3,521	4,323
Cash surrender value of life insurance	18,282	17,941
Prepaid expenses and other assets	3,568	2,397
TOTAL ASSETS	$525,376	$522,056
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Deposits:
Non-interest-bearing	$18,038	$20,101
Interest-bearing	335,711	310,763
Total deposits	353,749	330,864
Advances from FHLBank and other borrowings	110,156	137,574
Repurchase agreements	8,734	3,585
Junior subordinated debentures	11,644	11,639
Accrued interest payable	2,369	1,886
Advances from borrowers for taxes and insurance	3,097	974
Accounts payable and accrued expenses	2,925	3,238
Total liabilities	492,674	489,760
Commitments and contingencies	—	—
Stockholders' Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; issued 2,712,556
shares; outstanding at June 30, 2009 and September 30, 2008, 2,432,998 shares	27	27
Additional paid-in capital	12,568	12,586
Employee stock ownership plan	(2,782)	(2,872)
Treasury stock at cost: 279,558 shares at June 30, 2009 and at September 30, 2008	(4,244)	(4,244)
Accumulated other comprehensive loss	(1,158)	(2,714)
Retained earnings - partially restricted	28,291	29,513
Total stockholders' equity	32,702	32,296
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:	$525,376	$522,056

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans	$4,209	$4,284	$12,561	$13,346
Interest and dividends on:
Mortgage-related securities	1,432	1,696	4,410	4,659
Investment securities:
Taxable	340	391	1,006	1,188
Tax-exempt	49	42	137	125
Dividends	4	46	11	198
Interest on interest-bearing deposits	3	70	31	411
Total interest income	6,037	6,529	18,156	19,927
INTEREST EXPENSE:
Interest on:
Deposits	1,417	2,169	4,636	7,270
FHLBank and other borrowings	1,296	1,409	3,972	4,008
Junior subordinated debentures	286	353	857	1,085
Total interest expense	2,999	3,931	9,465	12,363
Net interest income	3,038	2,598	8,691	7,564
PROVISION FOR LOAN LOSSES	750	—	1,525	56
Net interest income after provision for loan losses	2,288	2,598	7,166	7,508
NON-INTEREST INCOME:
Service charges and other fees	347	401	1,090	1,233
Net gain on sales of loans held for sale	39	7	121	7
Net gain on sale of investments	2	—	181	69
Total other-than-temporary impairment losses	—	—	(1,417)	—
Portion of loss recognized in other comprehensive income (before taxes)	—	—	245	—
Net impairment loss recognized in earnings	—	—	(1,172)	—
Increase in cash surrender value of life insurance	96	174	341	534
Other income	78	121	268	330
Total non-interest income	562	703	829	2,173
NON-INTEREST EXPENSE:
Salaries and employee benefits	1,406	1,450	4,317	4,321
Occupancy and equipment	398	387	1,210	1,204
Professional fees	321	379	980	960
Federal deposit insurance premium	409	47	738	146
Data processing	161	144	454	425
Advertising	75	98	290	309
Deposit processing	140	150	463	440
Other	533	382	1,315	1,156
Total non-interest expense	3,443	3,037	9,767	8,961
Income (loss) before income tax expense (benefit)	(593)	264	(1,772)	720
Income tax expense (benefit)	(240)	21	(550)	38
Net income (loss)	$(353)	$243	$(1,222)	$682
Earnings per common share:

Basic	$(0.15)	$0.10	$(0.53)	$0.29
Diluted	$(0.15)	$0.10	$(0.53)	$0.29

Weighted average shares – basic	2,327,940	2,319,244	2,325,765	2,317,072
Weighted average shares – diluted	2,327,940	2,319,244	2,325,765	2,317,266
See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)

			Employee		Accumulated	Retained
		Additional	stock		other	earnings-	Total
	Common	paid-in	ownership	Treasury	comprehensive	partially	stockholders'
	stock	capital	plan	stock	loss	restricted	equity

BALANCE AT OCTOBER 1, 2007	$27	$12,598	$(2,985)	$(4,244)	$(1,223)	$30,521	$34,694
Net income	—	—	—	—	—	682	682
Other comprehensive loss, net of taxes:
Net unrealized loss on securities, net of reclassification adjustment(1)	—	—	—	—	(1,600)	—	(1,600)
Comprehensive loss	—	—	—	—	—	—	(918)
ESOP shares committed to be released	—	—	84	—	—	—	84
Difference between cost and fair value of ESOP shares committed to be released	—	(7)	—	—	—	—	(7)
BALANCE AT JUNE 30, 2008	$27	$12,591	$(2,901)	$(4,244)	$(2,823)	$31,203	$33,853

BALANCE AT OCTOBER 1, 2008	$27	$12,586	$(2,872)	$(4,244)	$(2,714)	$29,513	$32,296
Net loss	—	—	—	—	—	(1,222)	(1,222)
Other comprehensive income, net of taxes:
Unrealized loss on securities for which an other-than-temporary impairment loss has been recognized in earnings	—	—	—	—	(162)	—	(162)
Net unrealized gain on securities, net of reclassification adjustment(1)	—	—	—	—	1,718	—	1,718
Comprehensive income	—	—	—	—	—	—	334
ESOP shares committed to be released	—	—	90	—	—	—	90
Difference between cost and fair value of ESOP shares committed to be released	—	(25)	—	—	—	—	(25)
Share-based compensation	—	7	—	—	—	—	7
BALANCE AT JUNE 30, 2009	$27	$12,568	$(2,782)	$(4,244)	$(1,158)	$28,291	$32,702

(1) Components of other comprehensive gain:
	June 30,
	2009	2008
Change in net unrealized gain (loss) on investment securities available for sale, net of taxes	$901	$(1,600)
Reclassification adjustment for net gains included in net income (loss), net of taxes of $62 and $0, respectively	(119)	—
Reclassification adjustment for other-than-temporary impairment losses on securities included in net income (loss), net of taxes of $398 and $0, respectively	774	—
Net unrealized gain (loss) on securities, net of taxes	$1,556	$(1,600)
See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Nine months ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net (loss) income	$(1,222)	$682
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for depreciation and amortization	433	428
Amortization of premiums and discounts	53	35
Increase in cash surrender value of life insurance	(341)	(534)
(Gain) loss on sales of:
Loans held for sale	(121)	(7)
Investment securities available for sale	84	(69)
Mortgage-related securities available for sale	(265)	—
Impairment losses realized in earnings	1,172	—
Provision for loan losses	1,525	56
Amortization of ESOP	65	77
Share-based compensation	7	—
Changes in assets and liabilities which provided (used) cash:
Origination of loans held for sale	(13,158)	(1,235)
Loans sold in the secondary market	13,279	1,242
Accrued interest receivable	107	285
Prepaid expenses and other assets	(1,172)	(414)
Accrued interest payable	483	42
Accrued expenses	(313)	110
Net cash provided by operating activities	616	698
INVESTING ACTIVITIES:
Loans originated	(117,254)	(57,814)
Purchases of:
Mortgage-related securities available for sale	(29,326)	(41,625)
Investment securities available for sale	(9,995)	(5,082)
Redemption of FHLB stock	1,328	1,584
Purchase of FHLB stock	(1,393)	(2,067)
Proceeds from sales of investment and mortgage-related securities available for sale	23,782	69
Principal collected on loans	99,196	65,723
Proceeds from maturities, calls, or repayments of:
Investment securities available for sale	4,681	3,075
Investment securities held to maturity	450	—
Mortgage-related securities available for sale	16,901	13,662
Mortgage-related securities held to maturity	4,419	4,463
Purchase of property and equipment	(301)	(165)
Net cash used in investing activities	(7,512)	(18,177)
FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	22,885	(12,210)
FHLBank advances and other borrowings - repayments	(143,942)	(66,702)
FHLBank advances and other borrowings - draws	116,524	75,503
Net increase in repurchase agreements	5,149	—
Purchase of trust preferred securities	—	(1,565)
Retirement of subordinated debt	—	(2,062)
Net increase in advances from borrowers for taxes and insurance	2,123	2,302
Net cash provided by (used in) financing activities	2,739	(4,734)
DECREASE IN CASH AND CASH EQUIVALENTS	(4,157)	(22,213)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,320	52,935
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,163	$30,722
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest on deposits and borrowings	$8,982	$12,321
Cash payments of income taxes	120	125
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

The results of operations for the three and nine months ended June 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2009 or any other period.  The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the First Keystone Financial, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2008.

2.           INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, as of June 30, 2009 are as follows:
	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gain	Loss	Fair Value
Available for Sale:
Municipal obligations:
1 to 5 years	$942	$1	$(3)	$940
5 to 10 years	6,661	315	(11)	6,965
Over 10 years	998	41	—	1,039
Corporate bonds:
Less than 1 year	250	3	—	253
1 to 5 years	5,657	158	—	5,815
5 to 10 years	1,532	67	—	1,599
Pooled trust preferred securities	8,264	—	(2,524)	5,740
Mutual funds	3,622	37	—	3,659
Other equity investments	1,040	—	(108)	932
Total	$28,966	$622	$(2,646)	$26,942

Held to Maturity:
Municipal obligations:
1 to 5 years	$2,456	$80	$—	$2,536
5 to 10 years	349	13	—	362
Total	$2,805	$93	$—	$2,898

Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at June 30, 2009.

	Loss Position Less than 12 Months		Loss Position 12 Months or Longer		Total
	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses
Municipal obligations	$1,998	$(14)	$—	$—	$1,998	$(14)
Pooled trust preferred securities	280	(10)	5,460	(2,514)	5,740	(2,524)
Other equity investments	532	(108)	—	—	532	(108)
Total	$2,810	$(132)	$5,460	$(2,514)	$8,270	$(2,646)

The above table represents 11 investment securities where the current value is less than the related amortized cost.

Included in the first table above are pooled trust preferred securities. Trust preferred securities are very long-term (usually 30-year maturity) instruments with characteristics of both debt and equity, mainly issued by banks or their holding companies. All of the Company’s investments in trust preferred securities are of pooled issues, each consisting of 30 or more companies with geographic and size diversification. As of June 30, 2009, the Company had investments in five pooled trust preferred securities with an aggregate balance of $5.7 million. Although permitted by the debt instruments, as of June 30, 2009, none of the pooled trust preferred securities had begun to defer payments. However, as a result of the overall deterioration of the credit markets and the number of underlying issuers deferring interest payments, as well as issuers defaulting, the rating agencies have downgraded three of the Company’s investments in pooled trust preferred securities aggregating $2.1 million. Management believes that trust-preferred valuations have been negatively affected by an inactive market and by concerns that the underlying banks and other companies may have significant exposure to losses from sub-prime mortgages, defaulted collateralized debt obligations or other concerns.

The Company reviews investment debt securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) with formal reviews performed quarterly. Effective March 31, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which provides for the bifurcation of OTTI into two categories: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss) which is recognized in earnings and (b) the amount of total OTTI related to all other factors, which is recognized, net of income taxes, as a component of other comprehensive income (“OCI”). As a result of adopting FSP FAS 115-2, the Company recorded, during the quarter ended March 31, 2009, a $220,000 impairment not related to credit losses on its investment in a pooled trust preferred security, through other comprehensive income rather than through earnings and a $490,000 credit-related impairment on the same pooled trust preferred security, through earnings. No OTTI was determined to exist with respect to any of the Company’s investment debt securities during the third quarter of fiscal 2009.

The following table details the rollforward of credit-related losses on pooled trust preferred securities recorded in earnings and as a component of OCI for the nine months ended June 30, 2009:

	Gross OTTI	OTTI Included in OCI	OTTI Included in Earnings
October 1, 2008	$—	$—	$—
Additions:	710	220	490
Balance, June 30, 2009	$710	$220	$490

Also, for the three and nine months ending June 30, 2009, the Company recorded an OTTI charge of $0 and $556,000, respectively, on its investment in a mutual fund.

At June 30, 2009, investment securities in a gross unrealized loss position for twelve months or longer consisted of four securities having an aggregate depreciation of 31.5% from the Company’s amortized cost basis. Management believes the declines in market value are the result of the current volatility in interest rates and turmoil in the capital and debt markets. Fair values for certain pooled trust preferred securities were determined utilizing discounted cash flow models due to the absence of a current market to provide reliable market quotes for the instruments. The Company’s analysis for each pooled trust preferred securities performed at the CUSIP level shows that the credit quality of the individual bonds ranges from good to deteriorating. Credit risk does exist and the default of an individual issuer in a particular pool could affect the ultimate collectability of contractual amounts. The Company does not have the intent to sell these securities and it is more likely than not that it will not have to sell the securities before recovery of their cost bases. However, the Company will continue to review its investment portfolio to determine whether any particular impairment is other than temporary. Management does not believe that any individual unrealized loss as of June 30, 2009 represents an other-than-temporary impairment.

Proceeds from the sales of available-for-sale securities for the three- and nine- months ending June 30, 2009 totaled $250,000 and $4.4 million, respectively. Losses on sales of available-for-sale investment securities for the three- and nine- months ending June 30, 2009 totaled $0 and $86,000, respectively. Gains on sales of available-for-sale investment securities for the three- and nine- months ending June 30, 2009 totaled $2,000 and $2,000.

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

	Loss Position Less than 12 Months		Loss Position 12 Months or Longer		Totall
	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses
Corporate bonds	$950	$(107)	$—	$—	$950	$(107)
Pooled trust preferred
securities	5,118	(2,285)	1,462	(550)	6,580	(2,835)
Municipal obligations	2,062	(32)	—	—	2,062	(32)
Other equity investments	553	(87)	—	—	553	(87)

Total	$8,683	$(2,511)	$1,462	$(550)	$10,145	$(3,061)

The above table represents 13 investment securities where the current value is less than the related amortized cost.

Proceeds from the sales of available-for-sale securities for the three- and nine- months ending June 30, 2008 totaled $0 and $69,000, respectively. Gains on sales of available-for-sale investment securities for the three- and nine- months ending June 30, 2008 totaled $0 and $69,000, respectively. There were no losses on sales of available-for-sale investment securities for the three- and nine- months ending June 30, 2008.

3.           MORTGAGE-RELATED SECURITIES

Mortgage-related securities available for sale and mortgage-related securities held to maturity are summarized as follows:

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gain	Loss	Fair Value
Available for Sale:
FHLMC pass-through certificates	$24,566	$668	$(98)	$25,136
FNMA pass-through certificates	46,168	1,235	(34)	47,369
GNMA pass-through certificates	4,216	13	(67)	4,162
Collateralized mortgage obligations	22,459	212	(1,414)	21,257
Total	$97,409	$2,128	$(1,613)	$97,924

Held to Maturity:
FHLMC pass-through certificates	$7,946	$198	$—	$8,144
FNMA pass-through certificates	12,959	379	(4)	13,334
Total	$20,905	$577	$(4)	$21,478

Provided below is a summary of mortgage-related securities available for sale and held to maturity which were in an unrealized loss position at June 30, 2009.

	Loss Position Less than 12 Months		Loss Position 12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Pass-through certificates	$12,827	$(198)	$100	$(5)	$12,927	$(203)
Collateralized mortgage obligations	356	(72)	14,218	(1,342)	14,574	(1,414)
Total	$13,183	$(270)	$14,318	$(1,347)	$27,501	$(1,617)

The above table represents 31 mortgage-related securities where the current value is less than the related amortized cost.

At June 30, 2009, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of 17 securities that at such date had an aggregate depreciation of 8.6% from the Company's amortized cost basis. Management does not believe any individual unrealized loss as of June 30, 2009 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and private institutions. Management believes that the substantial majority of the unrealized losses associated with mortgage-related securities are attributable to changes in interest rates and conditions in the financial and credit markets not due to the deterioration of the creditworthiness of the issuer. The Company does not have the intent to sell these securities and it is more likely than not that it will not have to sell the securities before recovery of their cost bases. However, the Company will continue to review its investment portfolio to determine whether any particular impairment is other than temporary. Management does not believe that any individual unrealized loss as of June 30, 2009 represents an other-than-temporary impairment.

The Company reviews mortgage-related securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. Effective March 31, 2009, the Company adopted FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which provides for the bifurcation of OTTI into two categories: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss) which is recognized in earnings and (b) the amount of total OTTI related to all other factors, which is recognized, net of income taxes, as a component of OCI. As a result of adopting FSP FAS 115-2, the Company recorded, during the quarter ended March 31, 2009 impairments aggregating $25,000 not related to credit losses on two of its private label collateralized mortgage obligations, through other comprehensive income rather than through earnings and credit-related impairments aggregating $126,000 on the same two private label collateralized mortgage obligations as well as the Company’s investment in another private label collateralized mortgage obligation, through earnings. No OTTI was determined to exist with respect to any of the Company’s mortgage-related securities during the third quarter of fiscal 2009.

The following table details the rollforward of credit-related losses on collateralized mortgage obligations recorded in earnings and as a component of OCI for the nine months ended June 30, 2009:

	Gross OTTI	OTTI Included in OCI	OTTI Included in Earnings
October 1, 2008	$—	$—	$—
Additions:	68	25	43
Balance, June 30, 2009	$68	$25	$43

Proceeds from the sales of available-for-sale mortgage-related securities for the three- and nine- months ending June 30, 2009 totaled $0 and $19.3 million, respectively. Gains on sales of available-for-sale mortgage-related securities for the three- and nine- months ending June 30, 2009 totaled $0 and $289,000, respectively. Losses on sales of available-for-sale mortgage-related securities for the three- and nine- months ending June 30, 2009 totaled $0 and $24,000, respectively.

The amortized cost and approximate fair value of mortgage-related securities available for sale and held to maturity, by contractual maturities, as of September 30, 2008 are as follows:

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

	Loss Position Less than 12 Months		Loss Position 12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Pass-through certificates	$54,080	$(561)	$1,401	$(30)	$55,481	$(591)
Collateralized mortgage obligations	17,914	(678)	6,385	(483)	24,299	(1,161)
Total	$71,994	$(1,239)	$7,786	$(513)	$79,780	$(1,752)

The above table represents 66 mortgage-related securities where the current value is less than the related amortized cost.

There were no sales of mortgage-related securities for the nine months ended June 30, 2008.

4.           FAIR VALUE MEASUREMENT

In the first quarter of 2009, the Company adopted the provisions of FAS No. 157, Fair Value Measurements, for financial assets and financial liabilities. FAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The FASB issued Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13”, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157. On April 9, 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. The Company elected to early adopt this FSP and the results have been applied on the financial statements and disclosures herein, without a material impact on the consolidated financial statements. FSP 157-4 provides guidance for determining fair value if there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In that circumstance, transactions or quoted prices may not be determinative of fair value. Significant adjustments may be necessary to quoted prices or alternative valuation techniques may be required in order to determine the fair value of the asset or liability under current market conditions.

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

Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ stock market.

Securities reported at fair value utilizing Level 3 inputs consist predominantly of corporate debt securities for which there is no active market. Fair values for these securities are determined utilizing discounted cash flow models which incorporate various assumptions including average historical spreads, credit ratings, and liquidity of the underlying securities.

Assets measured at fair value on a recurring and nonrecurring basis are summarized as follows:

	Fair Value Measurement at June 30, 2009 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pass-through certificates	$76,667	$—	$76,667	$—
Collateralized mortgage obligations	21,257	—	21,257	—
Municipal obligations	8,944	—	8,944	—
Corporate bonds	6,624	—	5,024	1,600
Pooled trust preferred securities	5,740	—	—	5,740
Mutual funds	3,659	3,659	—	—
Other equity investments	532	532	—	—
Impaired loans measured on a nonrecurring basis	1,597	—	1,597	—

Total	$125,020	$4,191	$113,489	$7,340

The following table presents the changes in the Level III fair-value category for the nine months ended June 30, 2009. The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available for Sale Securities
Beginning balance	$8,112
Total gains or losses (realized/unrealized)
Included in earnings	(490)
Included in other comprehensive income	(138)
Purchases, issuances and settlements	(144)
Transfers in and/or out of Level 3	—
Ending balance	$7,340
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$490

5.           LOANS RECEIVABLE

Loans receivable consist of the following:
	June 30,	September 30,
	2009	2008
Single-family	$146,083	$145,626
Construction and land	30,268	27,493
Multi-family and commercial	61,365	54,419
Home equity and lines of credit	55,322	55,246
Consumer loans	1,607	1,330
Commercial loans	22,270	15,955
Total loans	316,915	300,069
Loans in process	(11,020)	(10,802)
Allowance for loan losses	(3,491)	(3,453)
Deferred loan costs	203	292
Loans receivable – net	$302,607	$286,106

At June 30, 2009 and September 30, 2008, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $3,208 and $2,420, respectively.  At June 30, 2009, non-performing loans consisted of five single-family residential mortgage loans aggregating $775, one non-residential mortgage loan of $1,368, three commercial business loans aggregating $576, one construction loan of $195, four home equity loans aggregating $273, and three consumer loans aggregating $20.

At June 30, 2009 and September 30, 2008, the Company had impaired loans with a total recorded investment of $1,967 and $817, respectively.  Interest income of $0 and $16 was recognized on these impaired loans during the three and nine months ended June 30, 2009, respectively.  Interest income of approximately $48 and $107 was not recognized as interest income due to the non-accrual status of such loans for the three and nine months ended June 30, 2009, respectively.

Loans collectively evaluated for impairment include residential real estate, home equity (including lines of credit) and consumer loans and are not included in the data that follow:

	June 30, 2009	September 30, 2008
Impaired loans with related allowance for loan losses under SFAS No. 114	$1,967	$817
Impaired loans with no related allowance for loan losses under SFAS No. 114	—	—
Total impaired loans	$1,967	$817
Valuation allowance related to impaired loans	$370	$370

The following is an analysis of the allowance for loan losses:
	Nine Months Ended
	June 30,
	2009	2008
Balance beginning of period	$3,453	$3,322
Provisions charged to income	1,525	56
Charge-offs	(1,535)	(23)
Recoveries	48	21

Total	$3,491	$3,376

6.           DEPOSITS

Deposits consist of the following major classifications:
	June 30,		September 30,
	2009		2008
	Amount	Percent	Amount	Percent

Non-interest bearing	$18,038	5.1%	$20,101	6.0%
NOW	80,350	22.7	70,344	21.3
Passbook	39,682	11.2	34,796	10.5
Money market demand	46,805	13.2	43,572	13.2
Certificates of deposit	168,874	47.8	162,051	49.0
Total	$353,749	100.0%	$330,864	100.0%

7.           EARNINGS PER SHARE

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding, while diluted net income (loss) per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities.  All dilutive shares consist of options the exercise price of which is lower than the market price of the common stock covered thereby at the date presented. At June 30, 2009 and 2008, anti-dilutive shares consisted of options covering 54,160 and 43,079 shares, respectively.

The calculation of basic and diluted earnings per share (“EPS”) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Numerator	$(353)	$243	$(1,222)	$682

Denominators:
Basic shares outstanding	2,327,940	2,319,244	2,325,765	2,317,072
Effect of dilutive securities	—	—	—	194
Diluted shares outstanding	2,327,940	2,319,244	2,325,765	2,317,266
EPS:
Basic	$(0.15)	$0.10	$(0.53)	$0.29
Diluted	$(0.15)	$0.10	$(0.53)	$0.29

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of tangible and core capital (as defined in the regulations) to adjusted assets (as defined), and of Tier I and total capital (as defined) to average assets (as defined). Management believes, as of June 30, 2009, that the Bank met all regulatory capital adequacy requirements to which it was subject, including individualized capital requirements discussed below.

The Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Required for Capital Adequacy Purpose		Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2009:
Core Capital (to Adjusted Tangible Assets)	$43,571	8.31%	$20,969	4.0%	$26,212	5.0%
Tier I Capital (to Risk-Weighted Assets)	43,571	12.64	N/A	N/A	20,683	6.0
Total Capital (to Risk-Weighted Assets)	46,728	13.56	27,577	8.0	34,471	10.0
Tangible Capital (to Tangible Assets)	43,532	8.30	7,863	1.5	N/A	N/A

At September 30, 2008:
Core Capital (to Adjusted Tangible Assets)	$44,234	8.46%	$20,911	4.0%	$26,139	5.0%
Tier I Capital (to Risk-Weighted Assets)	44,234	14.02	N/A	N/A	18,935	6.0
Total Capital (to Risk-Weighted Assets)	47,322	14.99	25,247	8.0	31,559	10.0
Tangible Capital (to Tangible Assets)	44,167	8.45	7,841	1.5	N/A	N/A

On February 13, 2006, the Bank entered into a supervisory agreement with the Office of Thrift Supervision (“OTS”).  The supervisory agreement requires the Bank, among other things, to maintain minimum core capital and total risk-based capital ratios of 7.5% and 12.5%, respectively.  At June 30, 2009, the Bank was in compliance with such requirement. The Bank has been deemed to be "well-capitalized" for purposes of the prompt corrective action regulations by the OTS. However, due to the supervisory agreement, it is still deemed in “troubled condition.”

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

In September 2006, the FASB issued FAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans”, an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires that employers measure plan assets and obligations as of the balance sheet date.  This requirement is effective for fiscal years ending after December 15, 2008.  The other provisions of the Statement were effective for public companies as of the end of the fiscal year ending after December 15, 2006.  The Company has determined that the guidance provided by SFAS No. 158 will not have an impact on its stockholders' equity or on the Company's financial position or results of operations.

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

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  This FSP requires companies acquiring contingent assets or assuming contingent liabilities in business combination to either (a) if the assets’ or liabilities’ fair value can be determined, recognize them at fair value, at the acquisition date, or (b) if the assets’ or liabilities’ fair value cannot be determined, but (i) it is probable that an asset existed or that a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated, recognize them at their estimated amount, at the acquisition date.   If the fair value of these contingencies cannot be determined and they are not probable or cannot be reasonably estimated, then companies should not recognize these contingencies as of the acquisition date and instead should account for them in subsequent periods by following other applicable GAAP.  This FSP also eliminates the FAS 141R requirement of disclosing in the footnotes to the financial statements the range of expected outcomes for a recognized contingency.  This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The Company adopted the provisions of FSP 157-4 during the second quarter of fiscal 2009 and the results have been applied in the financial statements and disclosures included herein.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value.  Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.  FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The Company adopted the provisions of FSP No. FAS 107-1 and APB 28-1 during the third quarter of fiscal 2009 and the results have been applied in the financial statements and disclosures included herein (see Note 10).

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP SFAS No. 115-2 and SFAS No. 124-2 amends existing guidance for determining whether an impairment is other than temporary to debt securities and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under FSP SFAS No. 115-2 and SFAS No. 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income. FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009.  The Company has early adopted FAS 115-2 and FAS 124-2 during the second quarter of fiscal 2009 (see Notes 2 & 3).

In January 2009, the FASB issued final FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” The FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment (OTTI) has occurred. The FSP retains and emphasizes the OTTI guidance and required disclosures in Statement 115, FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, SEC Staff Accounting Bulletin (“SAB”) Topic 5M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, and Other Related Literature.”  The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. Consistent with paragraph 15 of FSP FAS 115-1 and FAS 124-1, any other-than temporary impairment resulting from the application of Statement 115 or Issue 99-20 shall be recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made (for example, December 31, 2008, for a calendar year-end entity). The adoption of the requirements of FSB No. EITF 99-20-1 by the Company did not have a material impact on its financial condition or results of operations.

In February 2008, the FASB issued Staff Position No.157-2, “Partial Deferral of the Effective Date of Statement 15”, which deferred the effective date of FAS No. 157, “Fair Value Measurements”, for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2009, the FASB issued FAS No. 165, “Subsequent Events”, which requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities.  FAS No. 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process.  Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  FAS No. 165 also requires entities to disclose the date through which subsequent events have been evaluated.  FAS No. 165 was effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted the provisions of FAS No. 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets.” FAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and removes the exception from applying FIN 46(R). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. As such, the Company plans to adopt FAS No. 166 effective October 1, 2010. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R).” FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (FIN 46(R)), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles.” FAS No. 168 establishes the FASB Accounting Standards Codification (Codification), which was officially launched on July 1, 2009, and became the primary source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. FAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, the Company plans to adopt FAS No.168 in connection with its fiscal year 2009 reporting. As the Codification is neither expected nor intended to change GAAP, the adoption of FAS No.168 will not have a material impact on the Company’s results of operations or financial position.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	June 30, 2009		September 30, 2008
	Carrying/ Notional Amount	Estimated Fair Value	Carrying/ Notional Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$35,163	$35,163	$39,320	$39,320
Investment securities	29,747	29,840	29,800	29,816
Mortgage-related securities	118,829	119,402	128,336	128,181
Loans	302,607	309,387	286,106	288,993
FHLBank stock	7,060	7,060	6,995	6,995
Liabilities:
Non-interest bearing deposits	18,038	18,038	20,101	20,101
Passbook deposits	39,682	39,682	34,796	34,796
NOW and money market deposits	127,155	127,155	113,916	113,916
Certificates of deposit	168,874	172,241	162,051	163,076
Borrowings	118,890	124,038	141,159	144,864

The fair value of cash and cash equivalents is their carrying value due to their short-term nature. The fair value of investment and mortgage-related securities is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services. The fair value of loans is estimated, based on present values using approximate current entry value interest rates, applicable to each category of such financial instruments. The fair value of FHLBank stock approximates its carrying amount.

The fair value of NOW deposits, money market deposits, non-interest bearing deposits and passbook deposits is the amount reported in the financial statements. The fair value of certificates of deposit and borrowings is based on a present value estimate, using rates currently offered for deposits and borrowings with similar remaining maturities.  The fair value for accrued interest receivable and payable, the cash surrender value of life insurance and subordinated debentures approximates their carrying value.

Fair values for off-balance sheet commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.

No adjustment was made to the entry-value interest rates for changes in credit performing commercial real estate and business loans, construction loans, and land loans for which there are no known credit concerns. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the performing commercial, construction, and land loan portfolios for which there are no known credit concerns, result in a fair valuation of such loans on an entry-value basis. The fair value of non-accrual loans, with a recorded book value of approximately $2,992 and $985 as of June 30, 2009 and September 30, 2008, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2009 and September 30, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2009 and September 30, 2008 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

11.	SUBSEQUENT EVENTS

The Company assessed events occurring subsequent to June 30, 2009 through August 13, 2009 for potential recognition and disclosure in the consolidated financial statements, which were issued on August 14, 2009.

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

General

The Company is a Pennsylvania corporation and the sole stockholder of the Bank, a federally chartered stock savings bank, which converted to the stock form of organization in January 1995. The Bank is a community-oriented bank emphasizing customer service and convenience. The Bank’s primary business is attracting deposits from the general public and using those funds, together with other available sources of funds, primarily borrowings, to originate loans. The Bank’s management remains focused on its long-term strategic plan to continue to shift the Bank’s loan composition towards increased investment in commercial, construction and home equity loans and lines of credit in order to provide a higher yielding loan portfolio with generally shorter contractual terms. In view of the Company’s implementation of an enhanced credit review and loan administration infrastructure, as well as underwriting standards with respect to the origination of commercial loans, the Company has prudently renewed its emphasis on the origination of commercial loans.  In furtherance of such goal, the Company engaged, in 2008, an experienced commercial loan officer and a commercial business development officer. However, in light of current economic conditions and the Company’s overriding goal of protecting its asset quality, it is expected that growth of the commercial loan portfolio will be slow for the foreseeable future.

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

Allowance for Loan Losses. The determination of the allowance for loan losses requires management to make significant estimates with respect to the amounts and timing of losses and market and economic conditions. Accordingly, adverse conditions in the economy and the market could increase loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. The Bank will continue to monitor and adjust its allowance for loan losses through the use of provisions for loan losses as economic conditions and other factors dictate.  Management reviews the allowance for loan losses generally on a monthly basis, but at a minimum at least quarterly.  Although the Bank maintains its allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank's determination as to the amount of its allowance for loan losses is subject to review by its primary federal banking regulator, the OTS, as part of its examination process, which may result in additional provisions to increase the allowance based upon the judgment and review of the OTS.

Income Taxes. Management makes estimates and judgments to calculate some of our tax liabilities and determine the probability of recoverability of some of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. Management also estimates a reserve for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective. Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision from management’s initial estimates. In evaluating our ability to recover deferred tax assets, management considers all available positive and negative evidence, including our past operating results and our forecast of future taxable income. In determining future taxable income, management makes assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

Fair Value Measurement. Under SFAS No. 157, “Fair Value Measurements,” we group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

At June 30, 2009 and September 30, 2008, the Company had assets, totaling $7.3 million and $8.1 million, respectively, that were measured at fair value on a recurring basis that use Level 3 measurements. The Company also had assets that were measured at fair value on a nonrecurring basis that use Level 2 measurements. See Note 4 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of our fair value measurements.

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

The Company submitted to and received from the OTS approval of a capital plan, which called for an equity infusion in order to reduce the Company’s debt-to-equity ratio to below 50%.  As part of its capital plan, the Company conducted, in December 2006, a private placement of 400,000 shares of common stock, raising gross proceeds of approximately $6.5 million. In June 2007, the net proceeds of approximately $5.8 million were used to fund, in large part, the redemption of $6.2 million of the Company’s junior subordinated debentures.  As a result of such redemption, the Company’s debt-to-equity ratio is less than 50%.  Although the Company’s debt-to-equity ratio is below 50%, it does not anticipate resuming the payment of dividends until such time as the Company’s operating results materially improve. During the quarter ended June 30, 2008, the Company redeemed the remaining $2.1 million of its floating rate junior subordinated debentures. In addition, the Company purchased $1.5 million of the $16.2 million of 9.7% fixed-rate trust preferred securities issued by First Keystone Capital Trust I. As a result, as of June 30, 2009 the Company held $5.0 million of such securities.

Under the terms of the supervisory agreement between the Bank and the OTS, the Bank agreed to, among other things, (i) not grow in any quarter in excess of the greater of 3% of total assets (on an annualized basis) or net interest credited on deposit liabilities during such quarter; (ii) maintain its core capital and total risk-based capital in excess of 7.5% and 12.5%, respectively; (iii) adopt revised policies and procedures governing commercial lending; (iv) conduct periodic reviews of its commercial loan department; (v) conduct periodic internal loan reviews; (vi) adopt a revised asset classification policy and (vii) not amend, renew or enter compensatory arrangements with senior executive officers and directors, subject to certain exceptions, without the prior approval of the OTS.  As a result of the growth restriction imposed on the Bank, the Company’s growth is currently and will continue to be substantially constrained unless and until the supervisory agreements are terminated or modified. Although the Bank initially exceeded the growth limitation contained in the supervisory agreement, the Bank has complied with the growth restriction since and including September 30, 2006.

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

  At June 30, 2009, the Company believes it and the Bank are in compliance in all material respects with all the operative provisions of both supervisory agreements.

Comparison of Financial Condition at June 30, 2009 and September 30, 2008

The Company’s total assets increased by $3.3 million, from $522.1 million at September 30, 2008 to $525.4 million at June 30, 2009. Loans receivable increased by $16.5 million, from $286.1 million at September 30, 2008 to $302.6 million at June 30, 2009 with the majority of the increase accounted for by growth in the commercial business, commercial and multi-family mortgage and construction loan portfolios. At June 30, 2009, mortgage-related securities available for sale and mortgage-related securities held to maturity decreased by $5.1 million, or 4.9% to $97.9 million, and $4.5 million, or 17.6%, to $20.9 million, respectively, from $103.0 million and $25.4 million, respectively, at September 30, 2008, as repayments have outpaced purchases of new securities. Cash flows from repayments were used, in part, to fund loan growth. Deposits increased $22.9 million, or 6.9%, from $330.9 million at September 30, 2008 to $353.8 million at June 30, 2009.  The increase in deposits resulted from a $10.0 million, or 14.2%, increase in NOW accounts, a $6.8 million, or 4.2%, increase in certificates of deposit, a $4.9 million, or 14.0% increase in passbook accounts and a $3.2 million, or 7.4% increase in money market accounts, partially offset by a decrease of $2.1 million, or 10.3%, in non-interest-bearing accounts. Advances from FHLBank and other borrowings decreased $27.4 million, or 19.9%, from $137.6 million at September 30, 2008 to $110.2 million at June 30. 2009, as cash flows from deposit growth replaced borrowings from FHLBank. Cash and cash equivalents decreased by $4.2 million to $35.2 million at June 30, 2009 from $39.3 million at September 30, 2008 primarily due to the increase in loans receivable and the decrease in advances from FHLBank, partially offset by increases in deposits and decreases in mortgage-related securities.

Stockholders' equity increased $406,000 from $32.3 million at September 30, 2008 to $32.7 million at June 30, 2009, primarily due to a $1.6 million decrease in accumulated other comprehensive loss partially offset by the net loss of $1.2 million for the nine months ended June 30, 2009. The decline in accumulated other comprehensive loss reflected primarily the improvement in fair market values of certain of the Company’s available for sale mortgage-related securities.

Comparison of Results of Operations for the Three and Nine Months Ended June 30, 2009 and 2008

Net Income (Loss).  The Company incurred a net loss of $353,000, or $0.15 per diluted share, for the quarter ended June 30, 2009 as compared to net income of $243,000, or $0.10 per diluted share, for the same period in 2008. Net loss for the nine months ended June 30, 2009 was $1.2 million or $0.53 per diluted share as compared to net income of $682,000, or $0.29 per diluted share for the same period in 2008. The loss for the three months ended June 30, 2009 was primarily related to the increased provision for loan losses, required to adjust the allowance for loan losses after taking into account the charge-off of $1.3 million in loans, and the one-time assessment and increased deposit insurance premium assessed by the FDIC. The loss for the nine months ended June 30, 2009 was primarily due to impairment charges related to certain of the Company’s investment securities as discussed below, in addition to the aforementioned FDIC charges and a $1.5 million loan loss provision.

Net Interest Income. Net interest income increased $440,000, or 16.9%, to $3.0 million and $1.1 million, or 14.9% to $8.7 million for the three and nine months ended June 30, 2009, respectively, as compared to the same periods in 2008. The increases in net interest income for the three and nine months ended June 30, 2009 were primarily due to decreases in interest expense of $932,000, or 23.7% and $2.9 million, or 23.4%, respectively, as compared to the same periods in 2008. The decreases in interest expense for the three and nine months ended June 30, 2009 were partially offset by decreases in interest income in such periods of $492,000, or 7.5%, and $1.8 million, or 8.9%, respectively, as compared to the same periods in 2008. The weighted average yield earned on interest-earning assets for the three and nine months ended June 30, 2009 decreased 39 basis points to 5.07% and 42 basis points to 5.23%, respectively, compared to the same periods in 2008. However, for the three and nine months ended June 30, 2009, the weighted average rate paid on interest-bearing liabilities decreased 79 basis points to 2.56% and 80 basis points to 2.77%, respectively, from the same periods in the prior fiscal year. The declines in both interest income and interest expense were in large part due to the declines in market rates of interest in the latter part of 2008 and in 2009, with the greater declines in the cost of interest-bearing liabilities reflecting their greater interest rate sensitivity. The effect of declines in interest rates on both interest income and interest expense outweighed the effect of the increased volumes of both interest-earning assets and interest-bearing liabilities.

The interest rate spread and net interest margin were 2.51% and 2.55%, respectively, for the three months ended June 30, 2009 as compared to 2.11% and 2.17%, respectively, for the same period in 2008. The interest rate spread and net interest margin were 2.46% and 2.50%, respectively, for the nine months ended June 30, 2009 as compared to 2.08% and 2.15%, respectively, for the same period in 2008. The slightly smaller increase in the net interest margin, as compared to the increase in spread for the three- and nine-month comparisons, was primarily due to the relative shift in net interest-earning assets. The increase in the spread and margin reflected the more rapid repricing downward of the Company’s cost of funds as market rates declined during the latter part of 2008 and in 2009.

The following tables present the average balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three and nine months ended June 30, 2009 and 2008.

	For the three months ended
	June 30, 2009			June 30, 2008
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans receivable(1)	$297,420	$4,209	5.66%	$281,564	$4,284	6.09%
Mortgage-related securities(2)	124,033	1,432	4.62	138,834	1,696	4.89
Investment securities(2)	36,423	393	4.32	40,423	479	4.74
Other interest-earning assets	18,211	3	0.07	17,579	70	1.59
Total interest-earning assets	476,087	6,037	5.07	478,400	6,529	5.46
Non-interest-earning assets	33,086			34,807
Total assets	$509,173			$513,207
Interest-bearing liabilities:
Deposits	$346,058	1,417	1.64	$342,008	2,169	2.54
FHLB advances and other borrowings	110,048	1,296	4.71	112,827	1,409	5.00
Junior subordinated debentures	11,643	286	9.83	14,645	353	9.64
Total interest-bearing liabilities	467,749	2,999	2.56	469,480	3,931	3.35
Interest rate spread			2.51%			2.11%
Non-interest-bearing liabilities	8,247			8,456
Total liabilities	475,996			477,936
Stockholders’ equity	33,177			35,271
Total liabilities and stockholders’ equity	$509,173			$513,207
Net interest-earning assets	$8,338			$8,920
Net interest income		$3,038			$2,598
Net interest margin(3)			2.55%			2.17%
Ratio of average interest-earning assets to average interest-bearing liabilities			101.78%			101.90%

(1) Includes non-accrual loans.
(2) Includes assets classified as either available for sale or held to maturity.
(3) Net interest income divided by average interest-earning assets.

	For the nine months ended
	June 30, 2009			June 30, 2008
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans receivable(1)	$289,581	$12,561	5.78%	$281,892	$13,346	6.31%
Mortgage-related securities(2)	121,215	4,410	4.85	128,085	4,659	4.85
Investment securities(2)	33,996	1,154	4.53	39,612	1,511	5.09
Other interest-earning assets	17,916	31	0.23	20,332	411	2.70
Total interest-earning assets	462,708	18,156	5.23	469,921	19,927	5.65
Non-interest-earning assets	33,777			34,662
Total assets	$496,485			$504,583
Interest-bearing liabilities:
Deposits	$331,160	4,636	1.87	$343,913	7,270	2.82
FHLB advances and other borrowings	113,206	3,972	4.68	102,465	4,008	5.22
Junior subordinated debentures	11,641	857	9.82	15,058	1,085	9.61
Total interest-bearing liabilities	456,007	9,465	2.77	461,436	12,363	3.57
Interest rate spread			2.46%			2.08%
Non-interest-bearing liabilities	7,726			7,631
Total liabilities	463,733			469,067
Stockholders’ equity	32,752			35,516
Total liabilities and stockholders’ equity	$496,485			$504,583
Net interest-earning assets	$6,701			$8,485
Net interest income		$8,691			$7,564
Net interest margin(3)			2.50%			2.15%
Ratio of average interest-earning assets to average interest-bearing liabilities			101.47%			101.84%

(1) Includes non-accrual loans.
(2) Includes assets classified as either available for sale or held to maturity.
(3) Net interest income divided by average interest-earning assets.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management sufficient to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable.  Management’s analysis includes consideration of the Company’s historical experience, the volume and type of lending conducted by the Company, the amount of the Company’s classified and criticized assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company’s primary market area, and other factors related to the collectability of the Company’s loan portfolio.  For the three and nine months ended June 30, 2009, the provision for loan losses was $750,000 and $1.5 million, respectively. The Company did not establish any provision for the three months ended June 30, 2008 and only a small provision of $56,000 for the nine months ended June 30, 2008. During the three and nine months ended June 30, 2009, loans aggregating $1.3 million and $1.5 million, respectively, were charged off against the provision for loan loss. The loans charged off during the three months ended June 30, 2009 included four commercial mortgage loans aggregating $662,000, a $195,000 home equity loan, and a $414,000 commercial business loan, all of which had been non-performing at March 31, 2009. For the three and nine months ended June 30, 2009, the level of allowance for loan loss was based on the Company’s monthly review of the credit quality of its loan portfolio and the continual evaluation of the classified and pass loan portfolios in order to maintain the overall allowance for loan losses at a level deemed appropriate, and took into account the effects of the charge-offs.

At June 30, 2009, non-performing assets increased $800,000 to $3.2 million, or 0.6%, of total assets, from $2.4 million at September 30, 2008. This increase was primarily the result of an increase in non-accrual loans of $2.0 million, comprised of a $1.4 million commercial real estate loan secured by a shopping center in Philadelphia, three commercial business loans aggregating $576,000, four home equity loans aggregating $273,000 and two single-family residential mortgages aggregating $593,000. The increase in non-accrual loans was partially offset by returns to performing status of two home equity loans aggregating $237,000 and one $114,000 single-family residential mortgage. In addition, a $419,000 commercial business loan that was non-performing at September 30, 2008 was charged off during the current quarter. The Company's coverage ratio, which is the ratio of the allowance for loan losses to non-performing loans, was 108.8% and 142.7% at June 30, 2009 and September 30, 2008, respectively. In addition, loans 30 to 89 days delinquent increased $400,000, from $3.1 million at September 30, 2008 to $3.5 million at June 30, 2009. The increase was primarily the result of increases of $923,000, $523,000 and $360,000 in commercial mortgage loans, commercial business loans, and single-family residential mortgages, respectively, which were 30 to 89 days delinquent, partially offset by the return to current status of $1.4 million of construction loans that had been 30 to 89 days delinquent at September 30, 2008.

At June 30, 2009, the Bank’s classified assets increased by $6.2 million to $18.1 million compared to $11.9 million at September 30, 2008.  At June 30, 2009, classified assets were comprised of substandard commercial business and commercial real estate loans aggregating $10.0 million, home equity loans aggregating $273,000, single-family residential mortgage loans aggregating $944,000, a construction loan of $195,000, private-label collateralized mortgage obligations aggregating $1.9 million, pooled trust preferred securities aggregating $2.1 million, a $1.6 million corporate bond and a portion of the Company’s $3.1 million investment in a mutual fund, $722,000 of which was rated below investment grade at June 30, 2009. In addition, a $350,000 commercial business loan was classified as doubtful as of June 30, 2009.

Management continues to review its loan portfolio to determine the extent, if any, to which additional loss provisions may be deemed necessary.  There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

Non-interest Income. For the three months ended June 30, 2009, non-interest income decreased $141,000 to $562,000 as compared to the same period last year.  The decrease was primarily due to a smaller increase in the cash surrender value of bank owned life insurance, as compared to the comparable 2008 quarter combined with a $54,000 decrease in service charges and other fees and a $29,000 decrease in the earnings of the Bank’s insurance subsidiary as compared to the same period last year.

Non-interest income decreased $1.3 million to $830,000 for the nine months ending June 30, 2009 as compared to the same period last year. The decrease was primarily the result of the $1.2 million net non-cash impairment charge, recorded in the prior quarter, related to the determination that a portion of the decline in value of the Company’s $3.1 million investment in a mutual fund, its $280,000 investment in a pooled trust preferred security and its $76,000 investment in three collateralized mortgage obligation securities were other than temporary as discussed in Notes 2 and 3 of the Notes to Unaudited Consolidated Financial Statements.

The market value of the Company’s investments may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in business climate and lack of liquidity for resales of certain investment securities. The Company periodically, but not less than quarterly, evaluates investments and other assets for impairment indicators. The Company may be required to record additional impairment charges if investments suffer a decline in value that is considered other-than-temporary. If it is determined that an impairment has occurred, the Company would be required to charge against earnings the credit-related portion of the OTTI, which could have a material adverse effect on results of operations in the period in which the write-off occurs.

Non-interest Expense.  Non-interest expense increased $406,000 to $3.4 million for the quarter ended June 30, 2009 as compared to the same period last year.  The increase for the quarter ended June 30, 2009 was primarily due to a $362,000 increase in federal deposit insurance premiums (which included a one-time assessment of $240,000) as compared to the same period last year. These increases were partially offset by decreases of $58,000, $45,000 and $23,000 in professional fees, compensation and advertising expense, respectively, as compared to the same period last year.

Non-interest expense increased $806,000 to $9.8 million for the nine months ended June 30, 2009, as compared to the same period last year. The increase was primarily due to a $591,000 increase in federal deposit insurance premiums (which included the one-time assessment of $240,000 noted above) as compared to the same period last year. The large increase in federal deposit insurance premiums for both periods was due to the Federal Deposit Insurance Coorporation’s decision to increase rates applicable to all insured institutions in response to the increased level of failed institutions and the costs thereof to the Deposit Insurance Fund as well as to impose a special assessment of 5 basis points.

Income Tax Expense. The Company’s income tax expense decreased $260,000 to a benefit of $240,000 and decreased $588,000 to a benefit of $550,000 for the three and nine months ended June 30, 2009, respectively, as compared to the same periods last year. The decreases were largely the result of the OTTI charges recorded on certain investment securities as mentioned previously combined with the significantly increased loan loss provisions.

Liquidity and Capital Resources

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowings and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-related securities prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has the ability to obtain advances from the FHLBank Pittsburgh through several credit programs with the FHLB in amounts not to exceed the Bank’s maximum borrowing capacity and subject to certain conditions, including holding a predetermined amount of FHLB stock as collateral. As an additional source of funds, the Company has access to the FRB discount window, but only after it has exhausted its access to the FHLBank. At June 30, 2009, the Company had $102.7 million of outstanding advances and $7.5 million of overnight borrowings from the FHLBank Pittsburgh.  The Bank currently has the ability to obtain up to $92.5 million of additional advances from the FHLBank Pittsburgh.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as overnight deposits.  On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities.  The Company uses its sources of funds primarily to meet its ongoing commitments, to fund maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities.  As of June 30, 2009, total approved loan commitments outstanding amounted to $3.6 million, not including $10.8 million in loans in process.  At the same date, commitments under unused lines of credit amounted to $35.8 million.  Certificates of deposit scheduled to mature in one year or less at June 30, 2009 totaled $120.5 million. Based upon the Company’s historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

The Bank is required under applicable federal banking regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital (or risk-based) equal to at least 8.0% of its risk-weighted assets.  At June 30, 2009, the Bank had tangible capital and core capital equal to 8.31% of adjusted total assets and total capital equal to 13.6% of risk-weighted assets.  However, as a result of the supervisory agreement discussed in Item 2 of Part I hereof, the Bank is required to maintain core and risk-based capital in excess of 7.5% and 12.5%, respectively.  The Bank is in compliance with such higher capital requirements imposed by the supervisory agreement.

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

The interest rate risk measures used by the OTS include an “Exposure Measure” or “Post-Shock” NPV ratio and a “Sensitivity Measure”.  The “Post-Shock” NPV ratio is the net present value as a percentage of assets over the various yield curve shifts.  A low “Post-Shock” NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates.  The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline.  The following sets forth the Bank’s NPV as of June 30, 2009.

Net Portfolio Value
(Dollars in thousands)
Changes in Rates in Basis Points	Amount	Dollar Change	Percentage Change	Net Portfolio Value As a % of Assets	Change
300	$40,973	$(12,980)	(24)%	7.84%	(210)	bp
200	46,312	(7,640)	(14)	8.74	(120)	bp
100	50,991	(2,961)	(5)	9.49	(45)	bp
50	52,685	(1,267)	(2)	9.75	(19)	bp
0	53,952	—	—	9.94	—	bp
(50)	54,093	140	—	9.92	(2)	bp
(100)	54,317	364	1	9.94	—	bp

As of June 30, 2009, the Bank’s NPV was $54.0 million or 9.94% of the market value of assets.  Following a 200 basis point increase in interest rates, the Bank’s “post shock” NPV would be $46.3 million or 8.74% of the market value of assets.  The change in the NPV ratio or the Bank’s sensitivity measure was a decline of 120 basis points.

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

Item 1A.	Risk Factors
There were no material changes from the risk factors described in the Company’s Annual Report on
Form 10-K for the fiscal year ended September 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) – (b) Not applicable.
(c) Not applicable. No shares were repurchased by the Company during the quarter.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information
(a) Not applicable
(b) No changes in procedures.

Item 6.	Exhibits
List of Exhibits

Exhibit
No	Description
3.1	Amended and Restated Articles of Incorporation of First Keystone Financial, Inc. 1
3.2	Amended and Restated Bylaws of First Keystone Financial, Inc. 1
4.1	Specimen Stock Certificate of First Keystone Financial, Inc. 2
4.2	Instrument defining the rights of security holders **
10.1	Form of Amended and Restated Severance Agreement between First Keystone Financial, Inc. and Carol Walsh 3,*
10.2	Amended and Restated 1995 Stock Option Plan 3, *
10.3	Amended and Restated 1995 Recognition and Retention Plan and Trust Agreement 3,*
10.4	Amended and Restated 1998 Stock Option Plan 3, *
10.5	Form of Amended and Restated Severance Agreement between First Keystone Bank and Carol Walsh 3, *
10.6	Amended and Restated First Keystone Bank Supplemental Executive Retirement Plan 4,*
10.7	Amended and Restated Transition, Consulting, Noncompetition and Retirement Agreement by and between First Keystone Financial, Inc., First Keystone Bank and Donald S. Guthrie 3,*
10.8	Severance and Release Agreement by and among First Keystone Financial, Inc., First Keystone Bank and Thomas M. Kelly 5,*

10.9	Letter dated December 11, 2006 with respect to appointment to Board 6
10.10	Form of Registration Rights Agreement 7
11	Statement re: computation of per share earnings. See Note 7 of Notes to Unaudited Consolidated Financial Statements included in Item 1 of Part I hereof.
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Supervisory Agreement between First Keystone Financial, Inc. and the Office of Thrift Supervision dated February 13, 2006. 8
99.3	Supervisory Agreement between First Keystone Bank and the Office of Thrift Supervision dated February 13, 2006. 8

____________________________

(1)	Incorporated by reference from Exhibit 3.1(with respect to the Articles) and Exhibit 3.2 (with respect to the Bylaws) on Form 8-K filed by the Registrant with the SEC on February 12, 2008.

(2)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-84824) filed by the Registrant with the SEC on October 6, 1994, as amended.

(3)	Incorporated by reference from Exhibits 10.1, 10.4, 10.6, 10.5, 10.2 and 10.3 respectively, in the Form 8-K filed by the Registrant with the SEC on December 1, 2008 (File No. 000-25328).

(4)	Incorporated by reference from Exhibit 10.1 in the Form 8-K filed by the Registrant with SEC on July 2, 2007 (File No. 000-25328).

(5)	Incorporated by reference from Exhibit 10.1 in the Form 8-K filed by the Registrant with the SEC on August 19, 2008.

(6)	Incorporated by reference from Exhibit 10.1 in the Form 8-K filed by the Registrant with the SEC on December 20, 2006.

(7)	Incorporated by reference from the Form 10-K filed by the Registrant with the SEC on December 29, 2006

(8)	Incorporated by reference from the Form 10-Q for the quarter ended December 31, 2005 filed by the Registrant with the SEC on February 14, 2006.

(*)	Consists of a management contract or compensatory plan

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

FIRST KEYSTONE FINANCIAL, INC.

Date: August 14, 2009	By:	/s/ Hugh J. Garchinsky
Hugh J. Garchinsky
President and Chief Executive Officer

Date: August 14, 2009	By:	/s/ David M. Takats
David M. Takats
Chief Financial Officer