Form 10-K
period 2009-09-30
FIRST KEYSTONE FINANCIAL INC
filed 2009-12-18
CIK 856751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-25328

FIRST KEYSTONE FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2576479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

22 West State Street, Media, Pennsylvania	19063
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (610) 565-6210

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a “smaller reporting company”)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $6.50 on March 31, 2009, the last business day of the Registrant’s second quarter was $10.6 million (2,432,998 shares outstanding less 802,784 shares held by affiliates at $6.50 per share). Although directors and executive officers of the Registrant and certain employee benefit plans were assumed to be “affiliates” of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of December 4, 2009: 2,432,998

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Not applicable

First Keystone Financial, Inc.

FORM 10-K

For the Fiscal Year Ended September 30, 2009

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

The factors set forth under “Risk Factors” and other cautionary statements made in this Annual Report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. In addition to the risks discussed in the “Risk Factors” section of this Annual Report, factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, the following: (1) changes in the interest rate environment; (2) changes in deposit flows, loan demand or real estate values; (3) changes in accounting principles, policies or guidelines; (4) legislation or regulatory changes; (5) changes in loan delinquency rates or in our levels of non-performing assets; (6) changes in the economic climate in the market areas in which we operate; (7) the economic impact of any future terrorist threats and attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks; (8) the effects of the supervisory agreements entered into by each of the Company and the Bank with the Office of Thrift Supervision (“OTS”); (9) the proposed merger with Bryn Mawr Bank Corporation (“BMBC”) fails to be completed or, if completed, the anticipated benefits from the merger may not be fully realized due to, among other factors, the failure to successfully combine our business with BMBC, the anticipated synergies not being achieved or the integration proves to be more difficult, time consuming or costly than expected; and (10) other factors, if any, referenced in this Annual Report or the documents incorporated by reference.

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

General

First Keystone Financial, Inc. (the “Company”) is a Pennsylvania corporation and the sole shareholder of First Keystone Bank, a federally chartered stock savings bank (the “Bank”), which converted to the stock form of organization in January 1995. The only significant assets of the Company are the capital stock of the Bank, the Company’s loan to its employee stock ownership plan, and various equity and other investments. See Note 18 of the Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2009 set forth in Item 8 hereof, “Financial Statements and Supplementary Data.” The primary business of the Company consists of operating the Bank.

The Bank is a community oriented bank emphasizing customer service and convenience. The Bank’s primary business is attracting deposits from the general public and using those funds together with other available sources of funds, primarily borrowings, to originate loans.

On November 3, 2009, the Company announced that it had signed a definitive agreement (the “Merger Agreement”) to merge with and into Bryn Mawr Bank Corporation (“BMBC”) (the “Merger”). Concurrent with the Merger, the Bank will merge with and into The Bryn Mawr Trust Company (“BMT”), which is a wholly owned subsidiary of BMBC, in a two-step merger pursuant to which the Bank will first merge with and into a newly formed interim savings bank subsidiary of BMT, and the surviving bank will then merge with and into BMT (collectively, the “Bank Merger”).

Under the terms of the Merger Agreement, shareholders of the Company will receive 0.6973 shares (the “Exchange Ratio”) of BMBC stock for each share of Company common stock they own plus $2.06 per share cash consideration (“Per Share Cash Consideration”), each subject to adjustment as described below. The Exchange Ratio and Per Share Cash Consideration are subject to downward adjustment in the event that “FKF Delinquencies,” as defined in the Merger Agreement, are equal to or greater than $10,500,000 as of the month end prior to the closing.

Consummation of the Merger, which is expected to occur in the second calendar quarter of 2010, is subject to certain conditions, including, among others, approval of the Merger by shareholders of the Company, governmental filings and regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of the other party, effectiveness of the registration statement to be filed with the SEC to register shares of BMBC common stock to be offered to Company shareholders, absence of a material adverse effect, receipt of tax opinions, and obtaining material permits and authorizations for the lawful consummation of the Merger and the Bank Merger.

Market Area and Competition

The Bank’s primary market area consists of Delaware and Chester Counties, which are located in the southeastern corner of Pennsylvania between two prominent metropolitan areas—Philadelphia, Pennsylvania and Wilmington, Delaware. There is easy access to I-95, the Philadelphia International Airport and the Delaware River.

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

The population of Delaware County is reported at over half a million residents and is the fifth most populated county in the Commonwealth of Pennsylvania. Much of the growth and development continues to be in the western part of the county and in adjacent Chester County. Chester County’s growth rate is expected to increase even further in the next decade, and some of the communities in Chester County that are experiencing the most rapid growth—East Marlborough Township, New Garden Township and East Goshen—surround the Bank’s Chester County branch.

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

The Bank maintains seven branch offices in Delaware County with deposits totaling $326.9 million at September 30, 2009 and one branch office in Chester County with deposits totaling $20.2 million at September 30, 2009.

The Company’s headquarters is located at 22 West State Street, Media, Pennsylvania, and our telephone number is 610-565-6210. We maintain a website at www.firstkeystoneonline.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed by the Company with the SEC are available free of charge on the Company’s website under the Investor Information menu. Such documents are available on the Company’s website as soon as reasonably practicable after they have been filed electronically with the SEC. The information presented on our website currently and in the future is not considered to be part of this document or any document incorporated by reference in this document.

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

The Company submitted to and received from the OTS approval of a capital plan, which called for an equity infusion in order to reduce the Company’s debt-to-equity ratio below 50%. As part of its capital plan, the Company conducted a private placement of 400,000 shares of common stock, raising gross proceeds of approximately $6.5 million. In June 2007, the net proceeds of approximately $5.8 million were used to reduce the amount of its outstanding debt through the redemption of $6.2 million of its junior subordinated debentures. In June, 2008, the Company utilized a portion of the proceeds from a $4.9 million dividend from the Bank to purchase $1.5 million of fixed-rate trust preferred securities issued by the Company’ wholly owned statutory trust and to redeem the remaining $2.1 million of floating-rate subordinated debentures that were outstanding at September 30, 2007. As a result of such redemptions and purchases, the Company’s outstanding junior subordinated debt, as of September 30, 2009, was $11.6 million and its debt-to-equity ratio was less than 50%. Although the Company’s debt-to-equity ratio was below 50%, it does not anticipate resuming the payment of dividends until such time as the Company’s operating results improve and it is not permitted to pay dividends under the Merger Agreement without BMBC’s prior consent.

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

As a result of the supervisory agreement, the Bank hired a Chief Credit Officer (“CCO”) and, under the direction of the Board and the CCO, enhanced its credit review analysis, developed administrative procedures and adopted an asset classification system. The CCO was appointed Chief Lending Officer (“CLO”) during fiscal 2008 and has continued the process of enhancing the Bank’s loan department structure, in particular its commercial lending operations. The Bank continues to address these areas and to reduce the level of classified assets in order to be in full compliance with the terms of the supervisory agreements. At September 30, 2009, the Company believes it and the Bank are in full compliance with all the provisions of the supervisory agreements.

Under the terms of the Merger Agreement, we have agreed to use our best efforts to obtain confirmation from the OTS that the supervisory agreements will be terminated as of the effective time of the Merger.

Lending Activities

Loan Portfolio Composition. The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated (excluding loans held for sale).

	September 30,
	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:
Single-family	$146,258	45.52%	$145,626	48.53%	$139,888	46.40%	$144,760	42.76%	$149,237	46.64%
Multi-family and commercial	67,241	20.93	54,419	18.14	60,026	19.91	70,439	20.81	69,704	21.78
Construction and land	28,984	9.02	27,493	9.16	23,501	7.80	38,158	11.27	36,828	11.51
Home equity loans and lines of credit	54,612	17.00	55,246	18.41	57,808	19.17	59,319	17.52	46,748	14.61

Total real estate loans	297,095	92.47	282,784	94.24	281,223	93.28	312,676	92.36	302,517	94.54

Consumer:
Deposit	769.24		114.04		142.05		170.05		112.04
Unsecured personal loans	609.19		627.21		460.15		538.16		641.20
Other(1)	652.20		589.19		602.20		667.20		623.19

Total consumer loans	2,030.63		1,330.44		1,204.40		1,375.41		1,376.43

Commercial business loans	22,180	6.90	15,955	5.32	19,044	6.32	24,474	7.23	16,085	5.03

Total loans receivable(2)	321,305	100.00%	300,069	100.00%	301,471	100.00%	338,525	100.00%	319,978	100.00%

Less:
Loans in process	10,228		10,802		6,008		12,081		14,614
Deferred loan origination fees and discounts	(180)		(292)		(277)		(143)		(90)
Allowance for loan losses	4,657		3,453		3,322		3,367		3,475

Total loans receivable, net	$306,600		$286,106		$292,418		$323,220		$301,979

(1)	Consists primarily of credit card loans.
(2)	Does not include $0, $0, $0, $1.3 million and $41,000 of loans held for sale at September 30, 2009, 2008, 2007, 2006 and 2005, respectively.

Contractual Principal Repayments. The following table sets forth the scheduled contractual principal repayments of the Bank’s loans held to maturity at September 30, 2009. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments of the Bank’s loan portfolio held to maturity.

	Real Estate Loans
	Single-family(1)	Multi-family and Commercial	Construction and Land	Total	Consumer and Commercial Business Loans	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$12,611	$9,127	$28,984	$50,722	$8,297	$59,019
After one year through three years	26,407	6,424	—	32,831	2,329	35,160
After three years through five years	26,384	6,061	—	32,445	1,784	34,229
After five years through ten years	67,913	13,446	—	81,359	3,801	85,160
After ten years through fifteen years	25,099	12,660	—	37,759	2,958	40,717
Over fifteen years	42,456	19,523	—	61,979	5,041	67,020

Total(2)	$200,870	$67,241	$28,984	$297,095	$24,210	$321,305

Interest rate terms on amounts due after one year:
Fixed				$143,015	$2,510	$145,525
Adjustable				103,358	13,403	116,761

Total(2)				$246,373	$15,913	$262,286

(1)	Includes home equity loans and lines of credit.
(2)	Does not include adjustments relating to loans in process, allowances for loan losses and deferred fee income and discounts.

Scheduled contractual amortization of loans does not reflect the expected maturity of the Bank’s loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses which give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan rates are lower than rates on existing mortgage loans, due to refinancings of adjustable-rate and fixed-rate loans at lower rates. Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

Loan Origination, Purchase and Sale Activity. The following table shows the loan origination, purchase and sale activity of the Bank during the periods indicated.

	Year Ended September 30,
	2009	2008	2007
	(Dollars in thousands)
Gross loans at beginning of period(1)	$300,069	$301,471	$339,859

Loan originations for investment:
Real estate:
Residential	29,167	28,358	16,838
Commercial and multi-family	23,795	6,929	6,679
Construction	9,697	11,948	11,366
Home equity and lines of credit	28,903	22,026	30,106

Total real estate loans originated for investment	91,562	69,261	64,989
Consumer	2,797	3,398	1,953
Commercial business	31,033	12,497	18,979

Total loans originated for investment	125,392	85,156	85,921
Loans originated for resale	13,653	1,444	271

Total originations	139,045	86,600	86,192

Deduct:
Principal loan repayments and prepayments	(102,271)	(86,313)	(122,505)
Transferred to real estate owned	—	—	—
Charge-offs	(1,885)	(245)	(470)
Loans sold in secondary market	(13,653)	(1,444)	(1,605)

Subtotal	(117,809)	(88,002)	(124,580)

Net (decrease) increase in loans(1)	21,236	(1,402)	(38,388)

Gross loans at end of period(1)	$321,305	$300,069	$301,471

(1)	There were no loans held for sale at September 30, 2009, 2008, and 2007.

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

Applications for single-family residential mortgage loans which may be originated for resale in the secondary market or loans designated for portfolio retention that conform to the requirements for resale into the secondary market and do not exceed Fannie Mae (“FNMA”) or Freddie Mac (“FHLMC”) limits are approved by at least one of the following: the Bank’s CLO, the Senior Mortgage Loan Underwriter or the Loan Committee (a committee comprised of four directors and the Chief Credit Officer). Residential mortgage loans in excess of FNMA/FHLMC maximum amounts (currently $417,000 for single-family properties in the Bank’s market area) but less than $1.0 million must be approved by the Loan Committee. Commercial and multi-family residential real estate mortgage loans in excess of $250,000 and all construction loans must be approved by the Loan Committee. All mortgage loans in excess of $1.0 million must be approved by the Bank’s Board of Directors or the Executive Committee thereof. All mortgage loans which do not require approval by the Board of Directors are submitted to the Board at its next meeting for review and ratification. Home equity loans and lines of credit up to $250,000 can be approved by the Chief Credit Officer, the Vice President of Construction Loans or the Administrative Vice President of Residential Lending. Loans in excess of such amount must be approved by the Loan Committee.

Single-Family Residential Loans. Substantially all of the Bank’s single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the Department of Veterans Affairs. The vast majority of the Bank’s single-family residential mortgage loans are secured by properties located in Pennsylvania, primarily in Delaware and Chester Counties, and are originated under terms and documentation which permit their sale to FHLMC or FNMA. During fiscal 2009, although the Bank experienced some easing in the interest rate compression that had affected it during the prior fiscal year, the Bank elected to retain approximately two-thirds of the newly originated 30-year term fixed-rate residential mortgage loans in its portfolio. The Bank will also continue to retain its adjustable-rate mortgage loans and shorter term fixed-rate residential mortgage loans. See “—Mortgage-Banking Activities.”

The single-family residential mortgage loans offered by the Bank currently consist of fixed-rate loans, including bi-weekly and balloon loans and adjustable-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortized with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank’s fixed-rate loans are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as FHLMC or FNMA, and other purchasers in the secondary mortgage market. The Bank also offers bi-weekly loans under the terms of which the borrower makes payments every two weeks. Although such loans have a 30-year amortization schedule, due to the bi-weekly payment schedule, such loans repay substantially more rapidly than a standard monthly amortizing 30-year fixed-rate loan. The Bank also offers five and seven year balloon loans which provide that the borrower can conditionally renew the loan at the fifth or seventh year at a then to-be-determined interest rate for the remaining 25 or 23 years, respectively, of the amortization period. At September 30, 2009, $123.4 million, or 84.4% of the Bank’s single-family residential mortgage loans held in portfolio were fixed-rate loans, including $10.2 million of bi-weekly, fixed-rate residential mortgage loans.

The adjustable-rate loans currently offered by the Bank have interest rates which adjust every one, three or five years in accordance with a designated index, such as U.S. Treasury obligations, adjusted to a constant maturity (“CMT”), plus a stipulated margin. The Bank’s adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a maximum adjustment limit of 6% on any such increase or decrease over the life of the loan. In order to increase the originations of adjustable-rate loans, the Bank has been originating loans which bear a fixed interest rate for a period of three to five years after which they convert to one-year adjustable-rate loans. The Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization. Although the Bank does offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year CMT are underwritten using methods approved by FHLMC or FNMA which require borrowers to be qualified at 2% above the discounted loan rate under certain conditions. The Bank has taken steps to increase the amount of such loans originated in recent years, but with limited success due to limited interest by consumers. At September 30, 2009, $22.9 million, or 15.6%, of the Bank’s single-family residential mortgage loans held in portfolio were adjustable-rate loans.

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

Commercial and Multi-Family Residential Real Estate Loans. During fiscal 2008 and 2007, the Bank decreased its investment in commercial and multi-family residential loans due to the Company’s self-imposed curtailment of such lending activity while implementing substantially enhanced credit review and administration infrastructure. The limited amount of such loans being originated during fiscal 2008 and 2007 were being made primarily to small- and medium-sized businesses located in the Bank’s primary market area, a segment of the market that the Bank believes has continued to be underserved in recent years. However, with the improvements in procedures and processes that were put in place during the latter part of fiscal 2008, combined with the addition of a seasoned commercial lender and other personnel, the Company was able to re-emphasize this lending area during fiscal 2009. Loans secured by commercial and multi-family residential real estate amounted to $67.2 million, or 20.9%, of the Bank’s total loan portfolio, at September 30, 2009. The Bank’s commercial and multi-family residential real estate loans are secured primarily by professional office buildings, small retail establishments, warehouses and apartment buildings (with 36 units or less) located in the Bank’s primary market area.

The Bank’s adjustable-rate multi-family residential and commercial real estate loans generally are either three or five-year adjustable-rate loans indexed to the CMT plus a margin. In addition, depending on collateral value and strength of the borrower, fixed-rate balloon loans and longer term fixed-rate loans may be originated. Generally, fees of up to 1% of the principal loan balance are charged to the borrower upon closing. Although terms for multi-family residential and commercial real estate loans may vary, the Bank’s underwriting standards generally provide for terms of up to 20 years with amortization of the principal over the term of the loan and LTV ratios of not more than 80%. Generally, the Bank obtains personal guarantees of the principals of the borrower as additional security for any commercial real estate and multi-family residential loan and requires that the borrower have at least a 25% equity investment in the property which is the subject of the loan.

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

Multi-family residential and commercial real estate lending entails different and significant risks when compared to single-family residential lending because such loans often involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower’s business. These risks also can be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. The Bank attempts to minimize its risk exposure by limiting such lending to proven owners, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and periodically monitoring the operation and physical condition of the collateral. See “—Asset Quality—Non-performing Assets”, for further discussion of the Bank’s non-performing loans.

Construction Loans. Substantially all of the Bank’s construction loans consist of loans for acquisition and development of properties to construct single-family properties extended either to individuals or to selected developers with whom the Bank is familiar to build such properties on a pre-sold or limited speculative basis.

To a lesser extent, the Bank provides financing for construction to permanent commercial real estate properties. Commercial construction loans have a maximum term of 24 months during the construction period with interest based upon the prime rate published in the Wall Street Journal (“Prime Rate”) plus a margin and have LTV ratios of 80% or less of the appraised value of the project upon completion. The loans may convert to permanent commercial real estate loans upon completion of construction. With respect to construction loans to individuals, such loans have a maximum term of 12 months, have variable rates of interest based upon the Prime Rate plus a margin and have LTV ratios of 80% or less of the appraised value of the property upon completion and generally do not require the amortization of principal during the term. Upon completion of construction, the borrower is required to refinance the loan although the Bank may be the lender of the permanent loan secured by the property.

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

At September 30, 2009, residential construction loans totaled $20.0 million, or 6.2%, of the total loan portfolio, primarily consisting of construction loans to developers.

The Bank also originates ground or land loans to individuals to purchase a property on which they intend to build their primary residences, as well as to developers to purchase lots to build speculative homes at a later date. Such loans have terms of 36 months or less with a maximum LTV ratio of 75% of the lower of appraised value or sale price. The loans are made with variable rates based on the Prime Rate plus a margin. The Bank also receives origination fees, which generally range between 1.0% and 3.0% of the loan amount. At September 30, 2009, land loans (including loans to acquire and develop land) totaled $9.0 million, or 2.8%, of the total loan portfolio.

At September 30, 2009, loans to developers included both secured and unsecured lines of credit (which are classified as commercial business loans) with outstanding commitments totaling $720,000. All have personal guarantees of the principals and are cross-collateralized with existing loans. At September 30, 2009, loans outstanding under builder lines of credit totaled $490,000, all of which were unsecured. Such loans are only given to the Bank’s most creditworthy long standing customers.

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

Home Equity Loans and Lines of Credit. Home equity loans and home equity lines of credit are secured by the underlying equity in the borrower’s primary residence or, occasionally, other types of real estate. Home equity loans are amortizing loans with fixed interest rates with a maximum term of 20 years while equity lines of credit have adjustable interest rates indexed to the Prime Rate with a term of 10 years and interest-only payments. Generally, home equity loans or home equity lines of credit do not exceed $100,000. The Bank’s home equity loans and lines of credit generally require combined LTV ratios of 80% or less. Loans with higher LTV ratios are available but with higher interest rates and stricter credit standards. At September 30, 2009, home equity loans and lines of credit amounted to $54.6 million, or 17.0%, of the Bank’s total loan portfolio.

Commercial Business Loans. The Bank’s strategic plan focuses the growth of its commercial business loan portfolio by granting such loans directly to business enterprises that are located in its market area. The majority of such loans are for less than $1.0 million. The Bank actively targets and markets this product to small- and medium-sized businesses. Applications for commercial business loans are obtained from existing commercial customers, branch and customer referrals, direct inquiry and the new business development efforts of the Bank’s staff. As of September 30, 2009, commercial business loans amounted to $22.2 million, or 6.9%, of the Bank’s total loan portfolio. The commercial business loans consist of a limited number of commercial lines of credit secured by equipment and securities, some working capital financings secured by accounts receivable and inventory and, to a limited extent, unsecured lines of credit. Commercial business loans originated by the Bank ordinarily have terms of five years or less and fixed rates or adjustable rates tied to the Prime Rate plus a margin.

Although commercial business loans generally are considered to involve greater credit risk than certain other types of loans, we offer commercial business loans to small- and medium-sized businesses in an effort to better serve our community’s needs, obtain core non-interest-bearing deposits and increase the Bank’s interest rate spread, improve interest rate sensitivity and improve the Bank’s profitability. See “—Asset Quality” for discussion of the Bank’s non-performing and classified assets.

Consumer Lending Activities. The Bank also offers a variety of consumer loans in order to provide a full range of retail financial services to its customers. At September 30, 2009, $2.0 million, or 0.6%, of the Bank’s total loan portfolio was comprised of consumer loans. The Bank originates substantially all of such loans in its market area. At September 30, 2009, the Bank’s consumer loan portfolio was comprised of credit card, deposit, automobile, unsecured personal loans and other consumer loans. The Bank’s credit card program is primarily offered to only the Bank’s most creditworthy customers. At September 30, 2009, these loans totaled $614,000, or 0.19%, of the total loan portfolio. Other components of the consumer loan portfolio include unsecured personal loans and loans on deposits amounting to $609,000 and $769,000, respectively or 0.19% and 0.24%, respectively, of the Bank’s loan portfolio at September 30, 2009.

Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

Mortgage-Banking Activities. Due to customer preference for fixed-rate loans, the Bank has continued to originate fixed-rate loans secured by first mortgages on owner occupied single-family residences. Long-term (generally 30 years) fixed-rate loans not taken into portfolio for asset/liability management purposes are sold into the secondary market. The Bank’s net gain on sales of single-family residential loans amounted to $125,000 and $9,000 during the fiscal years ended September 30, 2009 and 2008, respectively. The Bank retained, in its portfolio, approximately two-thirds of its long-term (generally 30 years) fixed-rate single-family residential mortgage loans originated during fiscal 2009. The Bank did not have any single-family residential loans held for sale at September 30, 2009 and 2008.

The Bank’s conforming mortgage loans sold to others generally are sold with servicing retained, on a loan-by-loan basis primarily to FHLMC or FNMA. A period of less than five days generally elapses between the closing of the loan by the Bank and its purchase by the investor. Mortgages with established interest rates generally will decrease in value during periods of increasing interest rates. Accordingly, fluctuations in prevailing interest rates may result in a gain or loss to the Bank as a result of adjustments to the carrying value of loans held for sale or upon sale of loans. The Bank attempts to protect itself from these market fluctuations through the use of forward commitments entered into at the same time of the commitment by the Bank of a loan rate to the borrower. These commitments are mandatory delivery contracts with the purchaser, generally FHLMC or FNMA, within a certain time frame and within certain dollar amounts by a price determined at the commitment date. Market risk does exist as non-refundable points paid by the borrower may not be sufficient to offset fees associated with closing the forward commitment contract.

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

	September 30,
	2009	2008	2007
	(Dollars in thousands)
Loans originated by the Bank and serviced for:
FNMA	$387	$446	$491
FHLMC	46,304	42,119	46,193
Others	259	278	295

Total loans serviced for others	$46,950	$42,843	$46,979

The Bank receives fees for servicing mortgage loans, which generally amount to 0.25% per annum on the declining principal balance of mortgage loans. Such fees serve to compensate the Bank for the costs of performing the servicing function. Other sources of loan servicing revenues include late charges. The Bank retains a portion of funds received from borrowers on the loans it services for others in payment of its servicing fees received on loans serviced for others. For fiscal years ended September 30, 2009, 2008 and 2007, the Bank earned gross fees of $114,000, $114,000 and $124,000, respectively, from loan servicing.

Loans-to-One Borrower Limitations. Regulations impose limitations on the aggregate amount of loans that a savings institution could make to any one borrower, including related entities. Under such regulations, the permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 2009, the Bank’s five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $5.4 million to $6.4 million. The Bank’s loans-to-one borrower limit was $7.0 million at such date.

Asset Quality

General. As a part of the Bank’s ongoing efforts to improve its asset quality, it has developed and implemented an asset classification system. The Bank’s assets are subject to review under the classification system, but particular emphasis is placed on the review of multi-family residential and commercial real estate loans, construction loans and commercial business loans. All assets of the Bank are periodically reviewed and the classification recommendations submitted to the Asset Quality Review Committee. The Asset Quality Review Committee is composed of the Chief Executive Officer, the Chief Financial Officer, Chief Lending Officer, the Vice President of Loan Administration, the Internal Auditor and the Vice President of Construction Lending and meets at least monthly. All assets are placed into one of the five following categories: pass, special mention, substandard, doubtful and loss. A rating system was implemented which provides for the grading of assets as follows: 1-6 as pass, 7, 8, 9 and 10 as an adverse classification (special mention, substandard, doubtful and loss, respectively). Loans classified as “pass” are then placed into one of the six grades based on objective underwriting criteria. See “—Non-Performing Assets” and “—Other Classified Assets” for a discussion of certain of the Bank’s assets which have been classified as substandard and regulatory classification standards generally.

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

Under GAAP, the Bank is required to account for certain loan modifications or restructurings as “troubled debt restructurings”. In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider under current market conditions. Debt restructuring or loan modifications for a borrower do not necessarily always constitute troubled debt restructuring, however, and troubled debt restructuring does not necessarily result in non-accrual loans.

Delinquent Loans. The following table sets forth information concerning delinquent loans at the dates indicated, in dollar amounts and as a percentage of each category of the Bank’s loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

	At September 30, 2009		At September 30, 2008
	30 to 59 days overdue	60 to 89 days overdue	30 to 59 days overdue	60 to 89 days overdue
Real estate loans:
Single-family residential	$—	$501	$9	$250
Commercial and multi-family	—	1,035	—	137
Home equity	50	107	127	39
Construction	1,090	1,055	824	1,407
Consumer loans	13	6	4	—
Commercial business loans	—	785	—	267

Total	$1,153	$3,489	$964	$2,100

Non-performing Assets. The following table sets forth the amounts and categories of the Bank’s non-performing assets at the dates indicated.

	September 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-performing loans:
Single-family residential	$1,119	$297	$174	$189	$378
Commercial and multi-family(1)	2,050	—	1,148	—	3,337
Home equity loans and lines of credit	308	237	274	47	60
Consumer	3	8	—	4	5
Commercial business	396	443	26	26	500

Total non-accrual loans	3,876	985	1,622	266	4,280

Accruing loans more than 90 days delinquent(2)	1,541	1,435	3,063	11	772

Total non-performing loans	5,417	2,420	4,685	277	5,052

Real estate owned	—	—	—	2,450	760

Total non-performing assets	$5,417	$2,420	$4,685	$2,727	$5,812

Total non-performing loans as a percentage of gross loans receivable(3)	1.74%	0.84%	1.55%	0.08%	1.65%

Total non-performing assets as a percentage of total assets	1.03%	0.46%	0.89%	0.52%	1.12%

(1)

Consisted of three loans to different borrowers at September 30, 2009 with principal balances ranging from $51,000 to $1.4 million, two loans to the same borrower at September 30, 2007 and one loan at September 30, 2005 which became real estate owned during fiscal 2006. The loans to the same borrower as of September 30, 2007 were repaid in full subsequent to September 30, 2007.

(2)

Consisted of nine loans at September 30, 2009 (see below), 10 loans at September 30, 2008, 11 loans at September 30, 2007, three credit card accounts at September 30, 2006 and four loans at September 30, 2005 of which a $770,000 construction loan returned to current status subsequent to September 30, 2005.

(3)	Includes loans receivable and loans held for sale, less construction and land loans in process and deferred loan origination fees and discounts.

The $1.1 million of non-performing single-family residential loans at September 30, 2009 consisted of five loans with principal balances ranging from $59,000 to $407,000, with an average balance of approximately $224,000. The $407,000 non-performing loan became real estate owned at the beginning of fiscal 2010. Included within the five loans is one loan of $59,000 to a credit impaired borrower.

The $396,000 of non-performing commercial business loans at September 30, 2009 is comprised of four loans to different borrowers with principal balances ranging from $5,000 to $216,000, with an average balance of $99,000.

The $308,000 of non-performing home equity loans and lines of credit at September 30, 2009 consisted of five loans with principal balances ranging from $5,000 and $110,000, with an average balance of $62,000.

Accruing loans more than 90 days delinquent, which consist of loans 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule, amounted to $1.5 million at September 30, 2009 and were comprised of three residential construction loans for land totaling $554,000, one residential construction loan of $194,000, one commercial real estate loan of $358,000 and one $428,000 commercial real estate loan on a single-family investment property. All these loans exceeded their contractual maturity and continue to make interest payments on the outstanding balance at the stated loan interest rate. The principal balance of the loans is included in the accruing loans past due 90 days or more category of non-performing assets.

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

In connection with the OTS examination in the fall of 2006, the Company reviewed its asset classifications resulting in a substantial increase in its criticized and classified assets. At September 30, 2009, the Bank had $23.2 million of assets classified as substandard, no assets classified as either doubtful or loss, and $6.2 million identified as special mention. Assets classified as substandard at September 30, 2009 were comprised of loans aggregating $17.3 million and investment securities aggregating $5.9 million that have been downgraded to below investment grade by various ratings companies.

Allowance for Loan Losses. The Bank’s policy is to establish an allowance for estimated losses on loans when it determines that losses are probable and reasonably estimable. The allowance for losses on loans is maintained at a level believed by management to cover all known and inherent losses in its loan portfolio. Management’s analysis of the adequacy of the allowance is based on an evaluation of the loan portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. The level of allowance for loan losses increased in fiscal 2009 due to the Bank’s evaluation of its estimate including, among other things, an analysis of delinquency trends, non-performing loan trends, the levels of charge-offs and recoveries, the increased level of special mention assets, prior loss experience, the increased amount of total loans outstanding, the increased volume of loan originations in commercial real estate and business loans, the value and the nature of the collateral securing loans, the number of loans requiring heightened management oversight, general economic conditions, particularly as they relate to the Company’s primary market area and trends in market rates of interest. The Company’s primary banking regulator periodically reviews the Company’s allowance for loan losses as an integral part of the examination. As shown in the table below, at September 30, 2009, the Bank’s allowance for loan losses amounted to 86.0% and 1.5% of the Bank’s non-performing loans and gross loans receivable, respectively.

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

	Year Ending September 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Allowance for loan losses, beginning of period	$3,453	$3,322	$3,367	$3,475	$2,039
Charged-off loans:
Single-family residential	—	—	(21)	(50)	(26)
Home equity loans and lines of credit	(385)	—	—	—	—
Multi-family and commercial	(662)	(220)	—	(637)	—
Consumer and commercial business	(838)	(25)	(449)	(641)	(318)

Total charged-off loans	(1,885)	(245)	(470)	(1,328)	(344)

Recoveries on loans previously charged-off:
Single-family residential	—	—	20	—	—
Multi-family and commercial	8	57	—	3	—
Consumer and commercial business	81	23	30	11	—

Total recoveries	89	80	50	14	—

Net loans charged-off	(1,796)	(165)	(420)	(1,314)	(344)
Provision for loan losses	3,000	296	375	1,206	1,780

Allowance for loan losses, end of period	$4,657	$3,453	$3,322	$3,367	$3,475

Net loans charged-off to average loans outstanding(1)	0.60%	0.06%	0.13%	0.42%	0.11%

Allowance for loan losses to adjusted gross loans receivable(1)	1.50%	1.19%	1.12%	1.03%	1.14%

Allowance for loan losses to total non-performing loans	85.96%	142.67%	70.91%	1,215.61%	68.79%

Net loans charged-off to allowance for loan losses	38.57%	4.78%	12.64%	39.03%	9.90%

Recoveries to charge-offs	4.72%	32.38%	10.64%	1.05%	0.00%

(1)

Adjusted gross loans receivable and average loans outstanding include loans receivable as well as loans held for sale, less construction and land loans in process and deferred loan origination fees and discounts.

The following table presents the Bank’s allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated:

	September 30,
	2009		2008		2007		2006		2005
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in thousands)
Single-family residential	$596	45.52%	$554	48.53%	$329	46.40%	$326	42.76%	$695	46.64%
Commercial and multi-family residential	1,797	20.93	970	18.14	1,441	19.91	1,346	20.81	1,888	21.78
Construction and land	555	9.02	255	9.16	104	7.80	129	11.27	383	11.51
Home equity	576	17.00	422	18.41	216	19.17	122	17.52	62	14.61
Consumer	50.63		65.44		85.40		85.41		10.43
Commercial business	969	6.90	1,106	5.32	861	6.32	1,072	7.23	370	5.03
Unallocated	114	—	81	—	286	—	287	—	67	—

Total allowance for loan losses	$4,657	100.00%	$3,453	100.00%	$3,322	100.00%	$3,367	100.00%	$3,475	100.00%

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

FHLMC is a public corporation chartered by the U.S. Government. FHLMC issues participation certificates backed principally by conventional mortgage loans. FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because FHLMC and FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. In September 2008, the Federal Housing Finance Agency was appointed as conservator of FHLMC and FNMA. The U.S. Department of the Treasury agreed to provide capital as needed to ensure that FHLMC and FNMA continue to provide liquidity to the housing and mortgage markets. GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by Federal Housing Administration (“FHA”) guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because FHLMC, FNMA and GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs which is currently $417,000 (for single-family dwellings in the Bank’s market area).

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

Mortgage-related securities generally bear yields which are less than those of the loans which underlie such securities because of their payment guarantees or credit enhancements which reduce credit risk to nominal levels. However, mortgage-related securities are more liquid than individual mortgage loans and may be used to collateralize certain obligations of the Bank. At September 30, 2009, $75.6 million of the Bank’s mortgage-related securities were pledged to secure various obligations of the Bank, and to serve as collateral for certain municipal deposits.

The Bank’s mortgage-related securities are classified as either “held to maturity” or “available for sale” based upon the Bank’s intent and ability to hold such securities to maturity at the time of purchase, in accordance with GAAP. As of September 30, 2009, the Bank had an aggregate of $105.4 million, or 19.9%, of total assets invested in mortgage-related securities, net, of which $19.2 million was held to maturity and $86.2 million was available for sale. The Company’s investment strategy is to maintain the portfolio to complement the asset-liability structure of the Company. The Company’s strategy during fiscal 2009 was to reinvest its cash flows from held to maturity portfolio into its available for sale portfolio in order to provide flexibility and liquidity in the Company as part of its asset-liability management. The mortgage-related securities of the Bank which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a level yield method, while mortgage-related securities available for sale are carried at the current fair value. See Notes 3 and 4 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

The following table sets forth the composition of the Bank’s available for sale (at fair value) and held to maturity (at amortized cost) mortgage-related securities portfolios at the dates indicated.

	September 30,
	2009		2008		2007
	(Dollars in thousands)
Available for sale:
Mortgage-backed securities:
FHLMC	$18,416		$34,802		$15,511
FNMA	43,589		42,001		31,504
GNMA	4,029		1,679		2,181

Total mortgage-backed securities	66,034		78,482		49,196

Collateralized mortgage obligations:
FHLMC	3,394		3,908		4,703
FNMA	2,461		2,226		2,709
GNMA	443		—		—
Other	13,865	(1)	18,361	(2)	22,570	(3)

Total collateralized mortgage obligations	20,163		24,495		29,982

Total mortgage-related securities	$86,197		$102,977		$79,178

Held to maturity:
Mortgage-backed securities:
FHLMC	$7,258		$9,776		$11,957
FNMA	11,900		15,582		19,289
Other	—		1		—

Total mortgage-related securities, amortized cost	19,158		25,359		31,246

Total fair value(4)	$19,929		$25,204		$30,511

(1)	Includes securities issued by Wells Fargo, with book values of $4.4 million and fair values of $4.3 million as of September 30, 2009.
(2)	Includes securities issued by Wells Fargo, with book values of $5.7 million and fair values of $5.3 million as of September 30, 2008.
(3)

Includes securities issued by Washington Mutual and Wells Fargo with book values of $3.9 million and $6.5 million, respectively, and fair values of $3.8 million and $6.4 million, respectively, as of September 30, 2007.

(4)	See Note 4 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

The following table sets forth the purchases, sales and principal repayments of the Bank’s mortgage-related securities for the periods indicated.

	Year Ended September 30,
	2009	2008	2007
	(Dollars in thousands)
Mortgage-related securities, beginning of period(1)(2)	$128,336	$110,472	$108,385

Purchases:
Mortgage-backed securities—available for sale	29,083	41,625	18,934
Mortgage-backed securities—held to maturity	—	—	—
CMOs—available for sale	2,305	—	2,979
Sales:
Mortgage-backed securities—available for sale	(27,282)	—	—
CMOs—available for sale	—	—	—
Repayments and prepayments:
Mortgage-backed securities	(22,692)	(18,549)	(14,506)
CMOs	(7,588)	(5,076)	(5,563)
Other-than-temporary impairments	(209)	—	—
Decrease in net premium	(25)	(36)	(120)
Change in net unrealized loss on mortgage-related securities available for sale	3,427	(100)	363

Net increase (decrease) in mortgage-related securities	(22,981)	17,864	2,087

Mortgage-related securities, end of period(1) (2)	$105,355	$128,336	$110,472

(1)	Includes both mortgage-related securities available for sale and held to maturity.
(2)	Calculated at amortized cost for securities held to maturity and at fair value for securities available for sale.

At September 30, 2009, the estimated weighted average maturity of the Bank’s fixed-rate mortgage-related securities was approximately 3.4 years. The actual maturity of a mortgage-backed security is generally less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the securities, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rates of the underlying mortgages exceed the prevailing market interest rates offered for mortgage loans, refinancings generally increase and accelerate the prepayment rate of the underlying mortgages and the related securities. Conversely, during periods of increasing mortgage interest rates, if the coupon rates of the underlying mortgages are less than the prevailing market interest rates offered for mortgage loans, refinancings generally decrease and decrease the prepayment rate of the underlying mortgages and the related securities.

Investment Securities. The following table sets forth information regarding the carrying and fair value of the Company’s investment securities, both held to maturity and available for sale, at the dates indicated.

	At September 30,
	2009		2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
U.S. Government and agency obligations	$—	$—	$2,972	$2,972	$5,951	$5,951
Municipal obligations	12,519	12,678	7,238	7,254	4,372	4,382
Corporate bonds	8,023	8,023	3,486	3,486	3,564	3,564
Pooled trust preferred securities	5,618	5,618	6,580	6,580	7,673	7,673
Mutual funds	3,527	3,527	8,571	8,571	9,888	9,888
Other equity investments	682	682	953	953	1,092	1,092

Total	$30,369	$30,528	$29,800	$29,816	$32,540	$32,550

Included in the table above are pooled trust preferred securities. Trust preferred securities are long-term (usually 30-year maturity) instruments with characteristics of both debt and equity, mainly issued by banks or their holding companies. All of the Company’s investments in trust preferred securities are of pooled issues, each consisting of 30 or more companies with geographic and size diversification. As of September 30, 2009, the Company had investments in five pooled trust preferred securities with an aggregate recorded book value of $8.5 million and an estimated fair value of $5.6 million. Two of the Company’s pooled trust preferred securities, aggregating $3.6 million are senior tranches and carry Moody’s ratings of A3 and Aa3 at September 30, 2009. The remaining three pooled trust preferred securities, aggregating $2.0 million are mezzanine tranches and are rated Ca by Moody’s, which is below investment grade. Although permitted by the debt instruments, as of September 30, 2009, none of the pooled trust preferred securities had begun to defer payments. In order to evaluate the pooled trust preferred securities to determine whether their declines in market value are other than temporary, management determines whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at September 30, 2009. Factors affecting the cash flow analyses include current deferrals and defaults within the pool, as well as estimates of anticipated defaults. Deferrals and defaults are assumed to have no recoveries. Discounted cash flow models incorporate various assumptions including average historical spreads, credit ratings, and liquidity of the underlying securities. In addition, management reviews trustee reports related to the pooled trust preferred securities in order to identify weaknesses and trends in the underlying issuer pool.

Based upon the analysis performed by management as of September 30, 2009, it is probable that two of the Bank’s pooled trust preferred securities will experience principal and interest shortfalls. The Company adopted a provision of GAAP which provides for the bifurcation of OTTI into two categories: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss) which is recognized in earnings and (b) the amount of total OTTI related to all other factors, which is recognized, net of income taxes, as a component of other comprehensive income (“OCI”). The Company recorded, during the twelve months ended September 30, 2009, an $853,000 (before tax) impairment not related to credit losses on its investment in two pooled trust preferred securities, through other comprehensive income rather than through earnings and a $438,000 (before tax) credit-related impairment on the same two pooled trust preferred securities, through earnings.

At September 30, 2009, the Company had an aggregate of $30.4 million, or 5.8%, of its total assets invested in investment securities, of which $27.6 million was investment securities available for sale and $2.8 million was investment securities held to maturity. The Bank’s investment securities (excluding mutual funds and equity securities) had a weighted average maturity to the call date of 6.3 years and a weighted average yield of 4.78%.

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

In accordance with the Bank’s business strategy of increasing lower costing core deposits, the Bank has been competitive in the types of accounts and interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. During fiscal 2009, the Bank’s deposits increased $16.3 million, or 4.9%, from $330.9 million at September 30, 2008 to $347.1 million at September 30, 2009. The increase in deposits resulted from a $6.5 million, or 4.0% increase in certificates of deposit, and a $9.7 million, or 5.8% increase in core deposits which are comprised of passbook, money market, NOW and non-interest-bearing accounts. At September 30, 2009, core deposits comprised 51.4% of the Bank’s total deposits as compared to 51.0% at September 30, 2008.

The following table shows the distribution of, and certain information relating to, the Bank’s deposits by type of deposit as of the dates indicated.

	September 30,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Passbook	$39,361	11.34%	$34,796	10.52%	$37,369	10.57%
MMDA	46,604	13.42	43,572	13.17	34,252	9.68
NOW	73,620	21.21	70,344	21.26	75,194	21.26
Certificates of deposit	168,568	48.56	162,051	48.98	188,489	53.29
Non-interest-bearing	18,971	5.47	20,101	6.07	18,404	5.20

Total deposits	$347,124	100.00%	$330,864	100.00%	$353,708	100.00%

The following table sets forth the net savings flows of the Bank during the periods indicated.

	Year Ended September 30,
	2009	2008	2007
	(Dollars in thousands)
Increase (decrease) before interest credited	$11,130	$(30,644)	$(15,633)
Interest credited	5,130	7,800	10,525

Net savings increase (decrease)	$16,260	$(22,844)	$(5,108)

The following table sets forth maturities of the Bank’s certificates of deposit of $100,000 or more at September 30, 2009 and 2008 by time remaining to maturity (amounts in thousands).

	September 30,
	2009	2008
Three months or less	$26,063	$21,573
Over three months through six months	12,277	12,868
Over six months through twelve months	8,994	6,833
Over twelve months	14,111	7,916

	$61,445	$49,190

The following table presents, by various interest rate categories, the amount of certificates of deposit at September 30, 2009 and 2008 and the amounts at September 30, 2009 which mature during the periods indicated.

	September 30,		Amounts at September 30, 2009 Maturing Within
	2009	2008	One Year	Two Years	Three Years	Thereafter
	(Dollars in thousands)
Certificates of Deposit
1.0% or less	$23,184	$9,458	$18,880	$3,672	$254	$378
1.01% to 2.0%	48,139	77,027	42,332	5,418	389	—
2.01% to 3.0%	32,814	37,588	22,702	6,368	304	3,440
3.01% to 4.0%	60,546	37,899	38,659	7,849	2,833	11,205
4.01% to 5.0%	3,804	77	507	1,601	976	720
5.01% to 6.0%	81	2	—	—	81	—

Total certificate accounts	$168,568	$162,051	$123,080	$24,908	$4,837	$15,743

The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

	September 30,
	2009		2008		2007
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Passbook accounts	$37,136	0.66%	$36,207	0.94%	$39,078	0.93%
MMDA accounts	44,932	1.52	36,903	2.60	37,288	2.90
Certificates of deposit	163,590	2.81	178,079	4.04	190,098	4.58
NOW accounts	72,373	0.60	74,240	0.93	72,983	1.39
Non-interest-bearing deposits	17,348	—	16,051	—	15,496	—

Total deposits	$335,379	1.78%	$341,480	2.69%	$354,943	3.16%

Borrowings. The Bank may obtain advances from the FHLB upon the security of the common stock it owns in the FHLB and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. At September 30, 2009, the Bank had $123.7 million in outstanding FHLB advances and overnight borrowings. The FHLB advances have certain call features whereby the FHLB can call the borrowings after the expiration of certain time frames. The time frames on the callable borrowings are within 12 months. See Note 10 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

The following table sets forth certain information regarding the Bank’s short-term borrowings for the periods indicated.

	September 30,
	2009	2008
	(Dollars in thousands)
FHLB advances
Average balance outstanding for the period	$8,763	$2,427
Maximum outstanding at any month end	44,729	33,485
Balance outstanding at end of the period	27,395	33,485
Average interest rate for the period	1.05%	2.51%
Interest rate at the end of the period	0.71%	2.06%

In addition, the Company in 1997 issued $16.7 million of junior subordinated debentures. The Company over time has purchased a portion of the trust preferred securities issued in tandem therewith. At September 30, 2009, $11.6 million of the trust preferred securities were held by non-affiliates.

See Note 17 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

Subsidiaries

The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, service corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. It may invest essentially unlimited amounts in subsidiaries deemed operating subsidiaries that can only engage in activities that the Bank is permitted to engage in. Under such limitations, as of September 30, 2009, the Bank was authorized to invest up to approximately $10.6 million in the stock of, or loans to, service corporations. As of September 30, 2009, the net book value of the Bank’s investment in stock, unsecured loans, and conforming loans to its service corporations was $52,000.

At September 30, 2009, in addition to the Bank, the Company has two indirect active subsidiaries: FKF Management Corp., Inc. and State Street Services Corp.

FKF Management Corp., Inc., a Delaware corporation, is a wholly owned operating subsidiary of the Bank established in 1997 for the purpose of managing certain assets of the Bank. Assets under management totaled $62.1 million at September 30, 2009 and were comprised principally of investment and mortgage-related securities.

State Street Services Corp. is a wholly owned subsidiary of the Bank established in 1999 for the purpose of offering a full array of insurance products through its ownership of a 51% interest in First Keystone Insurance Services, LLC (“First Keystone Insurance”). First Keystone Insurance’s financial data is consolidated into the Company’s financial statements. Total assets for First Keystone Insurance were $296,000 and $299,000 at September 30, 2009 and 2008, respectively. Total liabilities for First Keystone Insurance were $85,000 and $68,000 at September 30, 2009 and 2008, respectively. Net income for the years ending September 30, 2009 and 2008 was $143,000 and $145,000, respectively.

Employees

The Bank had 88 full-time employees and 13 part-time employees as of September 30, 2009. None of these employees is represented by a collective bargaining agreement. The Bank believes that it enjoys excellent relations with its personnel.

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

The HOLA requires every savings institution subsidiary of a savings and loan holding company to give the OTS at least 30 days’ advance notice of any proposed dividends to be made on its guarantee, permanent or other nonwithdrawable stock, or else such capital distribution will be invalid. See “—The Bank—Capital Distributions.”

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

Emergency Economic Stabilization Act of 2008. The U.S. Congress adopted, and on October 3, 2008, President George W. Bush signed, the Emergency Economic Stabilization Act of 2008 (“EESA”) which authorizes the United States Department of the Treasury, to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program. The purpose of the troubled asset relief program is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The troubled asset relief program is also expected to include direct purchases or guarantees of troubled assets of financial institutions. The Treasury Department has allocated $250 billion towards a capital purchase program. Under the capital purchase program, the Treasury Department will purchase debt or equity securities from participating institutions. We are not participating in the capital purchase program.

The Federal Deposit Insurance Corporation (the “FDIC”) increased deposit insurance on most accounts from $100,000 to $250,000, until the end of 2013. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts through June 30. 2010 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. For non-interest bearing transaction deposit accounts, including accounts swept from a non-interest bearing transaction account into a non-interest bearing savings deposit account, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. Financial institutions were permitted to opt out of these two programs until December 5, 2008. The Bank has not opted out of the temporary liquidity guarantee program, and does not expect that the assessment surcharge will have a material impact on our results of operations.

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

In February 2009 the FDIC adopted a final regulation that provided for the replenishment of the Deposit Insurance Fund over a period of seven years. The restoration plan changed the FDIC’s base assessment rates and the risk-based assessment system. The a risk-based premium system provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either six financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and their initial base assessment rate for deposit insurance is set at an annual rate of between 12 and 16 basis points. The initial base assessment rate for institutions in Risk Categories II, III and IV is set at annual rates of 22, 32 and 50 basis points, respectively. These initial base assessment rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. The adjustments include higher premiums for institutions that rely significantly on excessive amounts of brokered deposits, including CDARS, higher premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10.0 billion in assets, while providing a reduction for all institutions for their unsecured debt.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the SAIF. The assessment rate for the third quarter of 2009 was .0026% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

On May 22, 2009, the FDIC announced a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. The amount of our special assessment, which was accrued in the quarter ended June 30, 2009, was $240,000.

On November 12, 2009, the FDIC adopted regulations that require insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012, along with their quarterly risk-based assessment for the third quarter of 2009. The prepaid assessments will be collected instead of imposing additional special assessments at this time.

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

Regulatory Capital Requirements. The OTS capital requirements consist of a “tangible capital requirement,” a “leverage capital requirement” and a “risk-based capital requirement.” The OTS is authorized to impose capital requirements in excess of those standards on individual institutions on a case-by-case basis. Under these requirements, savings associations must maintain “tangible” capital equal to 1.5% of adjusted total assets, “core” capital equal to 4% (3% if the association receives the OTS’s highest rating) of adjusted total assets and “total” capital (a combination of core and “supplementary” capital) equal to 8.0% of “risk-weighted” assets. For purposes of the regulation, core capital generally consists of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and “qualifying supervisory goodwill.” Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association’s intangible assets, with only a limited exception for purchased mortgage servicing rights (“PMSRs”). Both core and tangible capital are further reduced by an amount equal to a savings association’s debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). In addition, under the Prompt Corrective Action provisions of the OTS regulations, all but the most highly rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. See “—Prompt Corrective Action.” At September 30, 2009, the Bank did not have any investment in subsidiaries engaged in impermissible activities and required to be deducted from its capital calculation.

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

In December 2008, the federal banking agencies adopted a final rule that permits a financial institution to reduce the amount of its goodwill deduction from Tier 1 capital by the amount of any deferred tax liability associated with that goodwill. The rule effectively reduces the amount of goodwill that a banking organization must deduct from Tier 1 capital and reflects its maximum exposure to loss in the event that such goodwill is impaired or derecognized for financial reporting purposes. For a banking organization that elects to apply this final rule, the amount of goodwill the banking organization must deduct from Tier 1 capital would reflect the maximum exposure to loss in the event that such goodwill is impaired or derecognized for financial reporting purposes. Banking organizations were allowed to elect to apply this final rule for purposes of the regulatory reporting period ending on December 31, 2008. The rule became effective 30 days after it was published in the Federal Register. This rule had no effect on the Company.

The following is a reconciliation of the Bank’s equity determined in accordance with GAAP to regulatory tangible, core and risk-based capital at September 30, 2009, 2008 and 2007.

	September 30, 2009			September 30, 2008			September 30, 2007
	Tangible Capital	Core Capital	Risk-based Capital	Tangible Capital	Core Capital	Risk-based Capital	Tangible Capital	Core Capital	Risk-based Capital
	(Dollars in thousands)
GAAP equity	$43,270	$43,308	$43,308	$44,167	$44,234	$44,234	$49,126	$49,207	$49,207
General valuation allowances	—	—	3,390	—	—	3,083	—	—	3,322
Unrealized gains on equity securities	N/A	N/A	63	N/A	N/A	5	N/A	N/A	—

Total regulatory capital	43,270	43,308	46,761	44,167	44,234	47,322	49,126	49,207	52,529
Minimum capital requirement	7,893	21,049	27,174	7,841	20,911	25,247	7,864	20,975	25,491

Excess	$35,377	$22,259	$19,587	$36,326	$23,323	$22,075	$41,262	$28,232	$27,038

These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings association’s capital, upon a determination that circumstances exist that higher individual minimum capital requirements may be appropriate. In February 2006, the OTS imposed on the Bank minimum core capital and total risk-based capital ratios of 7.5% and 12.5%, respectively. As of September 30, 2009, the Bank’s regulatory capital was in excess of all regulatory capital requirements, including those imposed by the Supervisory Agreement. See “Supervisory Agreements” and Note 12 to the Notes to Consolidated Financial Statements included set forth in Item 8 hereof.

Prompt Corrective Action. Under the prompt corrective action regulations of the OTS, an institution shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10% or more, has a Tier I risk-based capital ratio of 6% or more, has a Tier I leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a Tier I risk-based capital ratio of 4% or more and a Tier I leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized,” (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4% or a Tier I leverage capital ratio that is less than 4% (3% under certain circumstances), (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3% or a Tier I leverage capital ratio that is less than 3%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Under specified circumstances, the OTS may reclassify a “well capitalized” institution as “adequately capitalized” and may require an “adequately capitalized” institution or an “undercapitalized” institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically “undercapitalized”). At September 30, 2009, the Bank’s regulatory capital is in excess of all regulatory capital requirements, including those imposed by the supervisory agreement. However, under the terms of the supervisory agreement, the Bank is required to observe certain requirements regarding limits on asset growth, adoption of revised policies and procedures governing commercial lending, conduct periodic internal loan reviews and of its commercial loan department, adoption of a revised asset classification policy and not amend, renew or enter into compensatory arrangements with senior executive officers and directors, subject to certain exceptions, without the prior approval of the OTS.

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

Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the holding company of a savings association (such as the Company) and any companies which are controlled by such holding company are affiliates of the savings association. Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the Home Owners’ Loan Act prohibits a savings association from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act, place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. The Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at September 30, 2009, was in compliance with the above restrictions.

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

A savings institution that does not comply with the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; and (iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank (subject to safety and soundness considerations).

At September 30, 2009, approximately 80.1% of the Bank’s assets were invested in qualified thrift investments which was in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.

Capital Distribution. OTS regulations govern capital distributions by savings institutions which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for OTS approval of the capital distribution if any of the following occur or would occur as a result of the capital distribution (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the OTS at least 30 days before the Board of Directors declares a dividend or approves a capital distribution. OTS regulations also prohibit the Bank from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory (or total) capital of the Bank would be reduced below the amount required to be maintained for the liquidation account established by it for certain depositors in connection with its conversion from mutual to stock form. At September 30, 2009, the Company is currently not permitted to pay dividends to its stockholders under the terms of the supervisory agreement until certain conditions are satisfied, including the receipt of the non-objection of the OTS. In addition, under terms of the Merger Agreement, the Company is not permitted to pay any dividends without the prior consent of BMBC.

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

Federal Home Loan Bank System. The Bank is a member of the FHLBank Pittsburgh, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLBank. As of September 30, 2009, the Bank has overnight borrowings and advances aggregating $123.7 million from the FHLBank or 25.0% of its total liabilities. The Bank currently has the ability to obtain up to $68.5 million of additional advances from the FHLBank Pittsburgh.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLBank Pittsburgh, whichever is greater. At September 30, 2009, the Bank had $7.1 million in FHLB stock which was in compliance with this requirement.

The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. Along with other factors, these contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future and could also result in the FHLBs imposing higher interest rates on advances to members. These contributions also could have an adverse effect on the value of FHLB stock in the future.

Federal Reserve System. FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At

September 30, 2009, the Bank was in compliance with applicable requirements. The required reserves must be maintained in the form of vault cash or an interest-bearing account at a FRB.

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

Minimum Tax. The Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The alternative minimum tax is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2009, the Company has approximately $558,000 of AMT credit carryforwards.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years (five years for losses incurred in fiscal year 2009) and forward to the succeeding 20 taxable years. At September 30, 2009, the Company had net operating loss carryforwards for federal income tax purposes that will begin to expire in 2026.

Audit by IRS. The Bank’s consolidated federal income tax returns for taxable years through September 30, 2002 have been closed for the purpose of examination by the IRS.

State Taxation

The Company and the Bank’s subsidiaries are subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate for fiscal 2009 is 9.99% and is imposed on the Company’s unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed at the rate of 0.289% of a corporation’s capital stock value, which is determined in accordance with a fixed formula.

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

Risk Factors Relating to the Proposed Merger Between the Company and BMBC

The Company Shareholders cannot be certain of the amount of merger consideration they will receive as it is subject to downward adjustment in the event that FKF Delinquencies exceed $10.5 million.

Upon completion of the Merger, each share of the Company common stock will be converted into the right to receive 0.6973 of a share of BMBC common stock plus $2.06 in cash. However, the amount of Merger consideration to be paid for each share of the Company common stock is subject to downward adjustment if the amount of FKF Delinquencies, as defined in the Merger Agreement, as of the month-end immediately preceding the closing of the Merger exceed $10.5 million. Depending on the amount of FKF Delinquencies, as of the month-end preceding the Merger, the consideration to be received upon consummation of the Merger for each share of the Company common stock may be reduced in incremental amounts down to 0.6845 of a share of BMBC common stock and $1.92 in cash.

Because the market price of BMBC common stock will fluctuate, the Company shareholders cannot be sure of the market value of the Merger consideration they will receive.

Upon completion of the Merger, each share of the Company common stock will be converted into the right to receive Merger consideration consisting of $2.06 in cash and 0.6973 of a share of BMBC common stock, subject to adjustment pursuant to the terms of the Merger Agreement. The market value of the BMBC common stock included in the merger consideration may vary from the closing price of BMBC common stock on the date we announced the Merger and on the date we complete the Merger and thereafter. Any change in the market price of BMBC common stock prior to completion of the Merger will affect the market value of the merger consideration that the Company shareholders will receive upon completion of the Merger. Neither BMBC nor the Company is permitted to terminate the Merger Agreement or re-solicit the vote of the Company shareholders solely because of changes in the market prices of either company’s stock. There will be no adjustment to the Merger consideration for changes in the market price of either shares of BMBC common stock or shares of the Company common stock. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in our respective businesses, operations and prospects, and regulatory considerations. Many of these factors are beyond our control. You should obtain current market quotations for shares of BMBC common stock and for shares of the Company common stock.

The Company will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on the Company and consequently on BMBC. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Merger is consummated, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles with BMBC. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with BMBC, BMBC’s business following the Merger could be harmed. In addition, the Merger Agreement restricts the Company from making certain acquisitions and taking other specified actions until the Merger occurs without the consent of BMBC. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

The opinion obtained by the Company from its financial advisor will not reflect changes in circumstances between signing the Merger Agreement and completion of the merger.

The Company has not obtained an updated opinion as of the date of this Form 10-K from its financial advisor as to the fairness from a financial point of view, of the merger consideration. Changes in the operations and prospects of the Company or BMBC, general market and economic conditions and other factors that may be beyond the control of the Company or BMBC, and on which the Company’s financial advisor’s opinion was based, may significantly alter the value of the Company or the prices of shares of BMBC common stock or the Company common stock by the time the merger is completed. The opinion does not speak as of the time the merger will be completed or as of any date other than the date of such opinion. Because the Company does not currently anticipate asking its financial advisor to update its opinion, the opinion will not address the fairness of the merger consideration from a financial point of view at the time the Merger is completed.

Combining the two companies may be more difficult, costly or time-consuming than we expect.

BMBC and the Company have operated and, until the completion of the Merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees or disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the Merger. As with any merger of banking institutions, there also may be business disruptions that cause us to lose customers or cause customers to take their deposits out of our banks. The success of the combined company following the Merger may depend in large part on the ability to integrate the two businesses, business models and cultures. If we are not able to integrate our operations successfully and in a timely manner, the expected benefits of the Merger may not be realized.

Regulatory approvals may not be received, may take longer than expected or impose conditions that are not presently anticipated.

Before the transactions contemplated by the Merger Agreement, including the Merger and the Bank Merger, may be completed, various approvals or consents must be obtained from the FRB, the Pennsylvania Department of Banking, and various bank regulatory and other authorities. These governmental entities, including the FRB and the Pennsylvania Department of Banking, may impose conditions on the completion of the Merger or the Bank Merger or require changes to the terms of the Merger Agreement. Although BMBC and the Company do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the transactions contemplated by the Merger Agreement or imposing additional costs on or limiting the revenues of BMBC, any of which might have a material adverse effect on BMBC following the Merger.

There can be no assurance as to whether the regulatory approvals will be received, the timing of those approvals, or whether any non-standard and/or non-customary conditions will be imposed.

The Merger Agreement limits the Company’s ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that limit the Company’s ability to discuss competing third-party proposals to acquire all or a significant part of the Company. These provisions, which include a $1.675 million termination fee payable under certain circumstances, might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the Merger, or might result in a potential competing acquirer proposing to pay a lower per share price to acquire the Company than it might otherwise have proposed to pay.

If the Merger is not consummated by July 31, 2010, either BMBC or the Company may choose not to proceed with the Merger.

Either BMBC or the Company may terminate the Merger Agreement if the Merger has not been completed by July 31, 2010, unless the failure of the Merger to be completed has resulted from the material failure of the party seeking to terminate the Merger Agreement to perform its obligations.

Termination of the Merger Agreement could negatively impact the Company.

If the Merger Agreement is terminated, there may be various consequences. For example, the Company’s businesses may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger, or the market price of the Company common stock could decline to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger Agreement is terminated and the Company’s board of directors seeks another Merger or business combination, the Company shareholders cannot be certain that the Company will be able to find a party willing to pay an equivalent or more attractive price than the price BMBC has agreed to pay in the Merger. Additionally, the restrictions currently imposed upon the Company and the Bank pursuant to the Supervisory Agreements in place with the Office of Thrift Supervision would remain in place and would continue to be binding upon the Company and the Bank.

The market price of BMBC common stock after the Merger may be affected by factors different from those affecting the Company common stock or BMBC common stock currently.

The businesses of BMBC and the Company differ in some respects and, accordingly, the results of operations of the combined company and the market price of BMBC’s shares of common stock after the Merger may be affected by factors different from those currently affecting the independent results of operations of each of BMBC or the Company.

BMBC may fail to realize the cost savings estimated for the Merger.

BMBC estimates to achieve cost savings from the Merger when the two companies have been fully integrated. It is possible that the estimates of the potential cost savings could turn out to be incorrect. The cost savings estimates also assume BMBC’s ability to combine the businesses of BMBC and the Company in a manner that permits those cost savings to be realized. If the estimates turn out to be incorrect, integration is delayed, or BMBC is not able to combine successfully the two companies, the anticipated cost savings may not be fully realized or realized at all, or may take longer to realize than expected.

The Company shareholders will have a reduced ownership and voting interest after the Merger and will exercise less influence over management.

The Company’s shareholders currently have the right to vote in the election of the board of directors of the Company and on other matters affecting the Company. Upon the completion of the Merger, each the Company shareholder that receives shares of BMBC common stock will become a shareholder of BMBC with a percentage ownership of the combined organization that is much smaller than the shareholder’s percentage ownership of the Company. The former shareholders of the Company as a group will receive shares in the Merger constituting less than 20% of the outstanding shares of BMBC common stock immediately after the Merger. Because of this, the Company’s shareholders may have less influence on the management and policies of BMBC than they now have on the management and policies of the Company.

A continuation of recent turmoil in the financial markets could have an adverse effect on the financial position or results of operations of BMBC, the Company and/or the combined company.

In recent periods, United States and global markets, as well as general economic conditions, have been disrupted and volatile. Concerns regarding the financial strength of financial institutions have led to distress in credit markets and issues relating to liquidity among financial institutions. Some financial institutions around the world have failed; others have been forced to seek acquisition partners. The United States and other governments have taken steps to try to stabilize the financial system, including investing in financial institutions. BMBC and the Company’s businesses and financial condition and results of operations could be adversely affected by (1) continued disruption and volatility in financial markets, (2) continued capital and liquidity concerns regarding financial institutions generally and our counterparties specifically, (3) limitations resulting from governmental action in an effort to stabilize or provide additional regulation of the financial system, or (4) recessionary conditions that are deeper or last longer than currently anticipated. Further, there can be no assurance that action by Congress, governmental agencies and regulators, including the enacted legislation authorizing the U.S. government to invest in financial institutions, or changes in tax policy, will help stabilize the U.S. financial system and any such action, including changes to existing legislation or policy, could have an adverse effect on the financial position or results of operation of BMBC, the Company and/or the combined company.

Impairments in the value of BMBC and the Company’s respective securities portfolios or other assets could further affect each of their results of operations or the results of operations of the combined company.

Under accounting principles generally accepted in the United States, each of BMBC and the Company is required to review its investment portfolio periodically for the presence of other-than-temporary-impairment of its securities, taking into consideration current market conditions, the extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may have required BMBC and the Company to deem particular securities to be other-than-temporarily impaired, with the reduction in the value recognized as a charge to BMBC and the Company’s respective earnings as it relates to the credit portion of the impairment. Recent market volatility has made it extremely difficult to value certain securities held by each of BMBC and the Company. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require either BMBC or the Company to recognize further other-than-temporary impairments in the value of its securities portfolio, which may have an adverse effect on its results of operations in future periods. Similarly, either BMBC or the Company may be required to recognize other-than-temporary impairments in the value of other intangibles or goodwill, any of which may have an adverse effect on its results of operations in future periods.

The Merger may fail to qualify as a tax-free reorganization under the Internal Revenue Code.

The Merger of the Company into BMBC has been structured to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The closing of the Merger is conditioned upon the receipt by each of BMBC and the Company of an opinion of its respective tax advisor, each dated as of the effective date of the Merger, substantially to the effect that, on the basis of facts, representations and assumptions set forth or referred to in that opinion (including factual representations contained in certificates of officers of the Company and BMBC) which are consistent with the state of facts existing as of the effective date of the Merger, the Merger constitutes a reorganization under Section 368(a) of the Internal Revenue Code. The tax opinions to be delivered in connection with the Merger are not binding on the Internal Revenue Service or the courts, and neither the Company nor BMBC intends to request a ruling from the Internal Revenue Service with respect to the United States federal income tax consequences of the Merger. If the Merger fails to qualify as a tax-free reorganization, a shareholder of the Company would likely recognize gain or loss on each share of the Company surrendered in the amount of the difference between the shareholder’s basis in the Company shares and the fair market value of the BMBC common stock and cash received by the Company shareholder in exchange.

The Company shareholders will recognize gain with respect to the cash portion of the Merger consideration.

The Merger consideration to a shareholder of the Company consists of a combination of cash and BMBC common stock. Accordingly, a shareholder of the Company generally will not recognize loss but will recognize gain, if any, to the extent of the lesser of (i) the amount of gain realized (i.e., the excess of the sum of the amount of cash and the fair market value of the BMBC common stock received pursuant to the Merger over such shareholder’s adjusted tax basis in the shares of Company common stock surrendered) and (ii) the amount of cash received pursuant to the Merger. In addition, shareholders of the Company generally will have to recognize gain or loss in connection with cash received instead of a fractional share of BMBC common stock.

Holders of the Company stock options should discuss with their tax advisors the tax results of each course of action available to them.

Risk Factors Related to the Operations of the Company’s Operations on a Stand-Alone Basis

If the Merger with BMBC is not completed, the Company will continue to face certain risk factors related to its on-going operations.

In the event that the proposed Merger with BMBC is not completed, the Company will continue its operations as an independent entity and, as such, would continue to face certain risks in its on-going operations, as described below. Even if the Merger is completed as expected in the second calendar quarter of 2010, the Company will face these risks on an independent basis until the time of the Merger.

If the Merger is not completed, the Company will have incurred substantial expenses without realizing the expected benefits of the Merger.

The Company has incurred substantial expenses in connection with the Merger. The completion of the Merger depends on the satisfaction of specified conditions and the receipt of regulatory approvals and the approval of the Company’s shareholders. The Company cannot guarantee that these conditions will be met. If the Merger is not completed, these expenses could have a material adverse impact on the Company’s financial condition and results of operations on a stand-alone basis. In addition, the market price of the Company’s common stock would likely decline in the event that the Merger is not consummated as the current market price likely reflects an assumption that the Merger will be completed.

If the Merger is not completed, we may have to revise our business strategy.

During the past several months, management of the Company has been focused on, and has devoted significant resources to, the Merger. This focus is continuing and the Company has not pursued certain business opportunities which may have been beneficial to the Company on a stand-alone basis. If the Merger is not completed, the Company will have to revisit its business strategy in an effort to determine what changes may be required in order for the Company to operate on an independent, stand-alone basis. We may need to raise additional capital in order to continue as an independent entity if the Merger is not completed. No assurance can be given whether we would be able to successfully raise capital in such circumstances or, if so, under what terms.

The operating restrictions imposed by the OTS in the supervisory agreements impose many restrictions on our operations, which may adversely affect our ability to successfully develop and implement a business strategy.

In February 2006, the Company and the Bank each entered into supervisory agreements with the OTS. The supervisory agreements provide for a number of restrictions on the operations of the Company and the Bank, including the requirement for the Company to cease paying dividends and to not repurchase any shares of its common stock and for the Bank to not grow in any quarter in excess of the greater of its net interest credited or 3% (on an annualized basis). For further information, see Item 1, “Business—Supervisory Agreements.” If the restrictions imposed by the supervisory agreements are not removed or reduced, it may adversely affect our ability to successfully develop and implement a business strategy that would facilitate our ability to successfully operate on an independent, stand-alone basis.

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

As of September 30, 2009, approximately 36.9% of our loan portfolio consisted of commercial business, construction and land development and commercial and multi-family real estate loans. During fiscal 2009, we increased our emphasis on originating these types of loans. These types of loans involve increased risks because the borrower’s ability to repay the loan typically depends on the successful operation of the business or the property securing the loan. Additionally, these loans are made to small or middle-market business customers who may be more vulnerable to economic conditions and who may not have experienced a complete business or economic cycle. These types of loans are also typically larger than single-family residential mortgage loans or consumer loans. Furthermore, since these types of loans frequently have relatively large balances, the deterioration of one or more of these loans could cause a significant increase in non-performing loans and/or non-performing assets. In addition, the terms of the Merger Agreement place certain restrictions on the types and amounts of loans which may be originated by the Bank without BMBC’s prior notification. An increase in non-performing loans would result in a reduction in interest income recognized on loans. An increase in non-performing loans also could require us to increase the provision for losses on loans and increase loan charge-offs, both of which would reduce our net income. All of these could have a material adverse effect on our financial condition and results of operations. As of September 30, 2009, the Bank had $22.8 million of classified assets. See Item 1, “Business—Asset Quality.”

Adverse economic and business conditions in our primary market area could cause an increase in loan delinquencies and non-performing assets which could adversely affect our financial condition and results of operations.

The substantial majority of our real estate loans are secured by properties located in Delaware and Chester Counties, Pennsylvania, our primary market area. Furthermore, at September 30, 2009, approximately 36.9% of our loan portfolio consisted of commercial business, construction and land development and commercial and multi-family real estate loans. The Company’s results of operations and financial condition have been adversely affected by changes in prevailing economic conditions, particularly in the Philadelphia metropolitan area, including decreases in real estate values and adverse local employment conditions. Continuing deterioration in the local economy could result in additional borrowers not being able to repay their loans, the value of the collateral securing the Company’s loans to borrowers declining and the quality of the loan portfolio deteriorating. This could result in an increase in delinquencies and non-performing assets or require the Company to record loan charge-offs and/or increase the Company’s provisions for loan losses, which would reduce the Company’s earnings.

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

Our allowance for loan losses may be insufficient to cover actual losses experienced on loans. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for losses on loans. In addition, bank regulatory agencies periodically review our allowance for losses on loans and may require an increase in the provision for losses on loans or the recognition of further loan charge offs, based on judgments different from ours. Also, if charge offs in future periods exceed the allowance for losses on loans, we will need additional provisions to increase our allowance for losses on loans. Any increases in the allowance for losses on loans will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations. At September 30, 2009, the allowance for loan losses was equal to 1.5% of total (adjusted) gross loans and 86.0% of total non-performing loans.

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

The fair value of our investment securities held to maturity may be less than the carrying value of such securities.

At September 30, 2009, the Company held approximately $113.8 million in available-for-sale securities, representing 21.5% of our total assets. Generally accepted accounting principles require that these securities be carried at fair value on our balance sheet. Unrealized holding gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, net of deferred taxes, is reflected in our equity. Movements in interest rates, either increasing or decreasing, can impact the value of our available-for-sale securities portfolio.

As of September 30, 2009, our available-for-sale securities portfolio had a net unrealized gain of approximately $1.0 million. The increase in the fair value of our available-for-sale securities affects our equity because it causes an increase in accumulated other comprehensive income, which is a component of total stockholders’ equity. The available-for-sale securities at September 30, 2009 included pooled trust preferred securities with an aggregate amortized cost of $7.7 million and an aggregate fair value of $5.6 million. The Company is closely monitoring its investments in pooled trust preferred securities in light of the ongoing price volatility. Continued price declines could result in a write-down of one or more of the pooled trust preferred investments or of the other investment securities that have a fair value below amortized cost.

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

Any future Federal Deposit Insurance Corporation insurance premiums or special assessments will adversely impact our earnings.

On May 22, 2009, the Federal Deposit Insurance Corporation adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. We recorded an expense of $240,000 during the quarter ended June 30, 2009, to reflect the special assessment. The final rule permits the Federal Deposit Insurance Corporation to levy up to two additional special assessments of up to five basis points each during 2009 if the Federal Deposit Insurance Corporation estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the Federal Deposit Insurance Corporation believes would adversely affect public confidence or to a level that will be close to or below zero. Any further special assessments that the Federal Deposit Insurance Corporation levies will be recorded as an expense during the appropriate period. In addition, the Federal Deposit Insurance Corporation increased the general assessment rate and, therefore, our Federal Deposit Insurance Corporation general insurance premium expense will increase compared to prior periods.

On November 12, 2009, the FDIC adopted regulations that require insured depository institutions to prepay on December 30, 2009 their estimated assessments for the fourth calendar quarter of 2009, and for all of 2010, 2011 and 2012. The new regulations base the assessment rate for the fourth calendar quarter of 2009 and for 2010 on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 on the modified third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Under the prepaid assessment rule, we will be required to make a payment of approximately $2.3 million to the Federal Deposit Insurance Corporation on December 30, 2009, and to record the payment as a prepaid expense, which will be amortized to expense over three years.

Proposed regulatory reform may have a material impact on our operations.

The Obama Administration has published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system and has offered proposed legislation to accomplish these reforms. The President’s plan contains several elements that would have a direct effect on the Company and the Bank. Under the proposed legislation, the federal thrift charter and the Office of Thrift Supervision would be eliminated and all companies that control an insured depository institution, such as the Company, will be required to register as bank holding companies. An existing federal thrift, such as the Bank, would become a national bank or could choose to adopt a state charter. Registration as a bank holding company would represent a significant change, as there currently exist significant differences between savings and loan holding company and bank holding company supervision and regulation. For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the Office of Thrift Supervision does not impose any capital requirements on savings and loan holding companies. The Administration has also proposed the creation of a new federal agency, the Consumer Financial Protection Agency, that would be dedicated to protecting consumers in the financial products and services market. The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices. If implemented, the foregoing regulatory reforms may have a material impact on our operations. However, because the final legislation may differ significantly from the reform plan proposed by the President, we cannot determine the specific impact of any regulatory reform at this time.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

At September 30, 2009, the Bank conducted business from its executive offices located in Media, Pennsylvania and seven full-service offices located in Delaware and Chester Counties, Pennsylvania. See also Note 8 of the Notes to Consolidated Financial Statements set forth in Item 8 hereof.

The following table sets forth certain information with respect to the Bank’s offices at September 30, 2009.

Description/Address	Leased/Owned		Net Book Value of Property	Amount of Deposits
			(Dollars in thousands)
Executive Offices:
22 West State Street Media, Pennsylvania 19063	Owned	(1)	$1,509	$75,181

Branch Offices:
3218 Edgmont Avenue Brookhaven, Pennsylvania 19015	Owned		209	62,849

Routes 1 and 100 Chadds Ford, Pennsylvania 19317	Leased	(2)	12	25,724

23 East Fifth Street Chester, Pennsylvania 19013	Leased	(3)	35	36,534

31 Baltimore Pike Chester Heights, Pennsylvania 19017	Leased	(4)	380	46,879

106 East Street Road Kennett Square, Pennsylvania 19348	Leased	(5)	364	20,197

5000 Pennell Road Aston, Pennsylvania 19014	Leased	(6)	681	17,767

330 Dartmouth Avenue Swarthmore, Pennsylvania 19081	Owned		72	61,993

Total			$3,262	$347,124

(1)	Also a branch office.
(2)	Lease expiration date is September 30, 2010. The Bank has one five-year renewal option.
(3)	Lease expiration date is December 31, 2015.
(4)	Lease expiration date is December 31, 2028. The Bank has options to cancel on the 15th, 20th and 25th year of the lease.
(5)	Lease expiration date is September 30, 2034. The Bank has one six-year renewal option followed by a five-year renewal option.
(6)	Lease expiration date is December 31, 2033. The Bank has options to cancel on the 15th, 20th and 25th year of the lease.

Item 3.	Legal Proceedings.

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

(a) As of September 30, 2009, there were 2,432,998 shares of common stock outstanding. As of September 30, 2009, the Company had 376 stockholders of record not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

The following table sets forth the quarterly high and low trading stock prices of the Company’s common stock as reported by the Nasdaq Stock Market under the symbol “FKFS”. Price information appears in a major newspaper under the symbol “FstKeyst”.

	Year Ended
	September 30, 2009		September 30, 2008
	High	Low	High	Low
First Quarter	$10.25	$7.00	$14.01	$9.35
Second Quarter	$7.86	$6.30	$13.90	$8.50
Third Quarter	$9.25	$6.50	$10.54	$8.11
Fourth Quarter	$10.49	$8.16	$10.79	$7.33

The following schedule summarizes the cash dividends per share of common stock paid by the Company during the periods indicated.

Year Ended September 30,
	2009	2008
First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	—	—

Pursuant to the terms of the supervisory agreement between the Company and the OTS, the Company is not permitted to pay dividends until the Company meets certain limitations. See Item 1, “Business—Supervisory Agreements” and Note 12 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof for discussion of restrictions on the Company’s and the Bank’s ability to pay dividends. Also see “Business—Regulation-Capital Distributions” for a discussion of restrictions on the Bank’s ability to pay dividends to the Company.

The information for all equity based and individual compensation arrangements is incorporated by reference from Item 11 hereof.

(b) Not applicable

(c) The Company does not have a repurchase program currently in effect. In addition, pursuant to the terms of the supervisory agreement between the Company and the OTS, the Company is not permitted to repurchase shares of common stock. See Item 1, “Business—Supervisory Agreements.”

Item 6.	Selected Financial Data.

The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, set forth in Item 8 hereof.

	At or For the Year Ended September 30,
	2009	2008	2007	2006	2005
(Dollars in thousands, except per share data)
Selected Financial Data:
Total assets	$528,401	$522,056	$524,881	$522,960	$518,124
Loans receivable, net	306,600	286,106	292,418	323,220	301,979
Mortgage-related securities held to maturity	19,158	25,359	31,294	38,355	46,654
Investment securities held to maturity	2,805	3,255	3,256	3,257	4,267
Assets held for sale:
Mortgage-related securities	86,197	102,977	79,178	70,030	67,527
Investment securities	27,564	26,545	29,284	33,386	37,019
Loans	—	—	—	1,334	41
Real estate owned	—	—	—	2,450	760
Deposits	347,124	330,864	353,708	358,816	349,694
Borrowings	130,048	141,159	115,384	107,241	113,303
Junior subordinated debentures	11,646	11,639	15,264	21,483	21,520
Stockholders’ equity	33,616	32,296	34,694	28,659	28,193
Non-performing assets	5,417	2,420	4,685	2,727	5,812

Selected Operations Data:
Interest income	$24,169	$26,377	$28,381	$27,493	$27,076
Interest expense	12,386	15,976	18,225	16,415	15,768

Net interest income	11,783	10,401	10,156	11,078	11,308
Provision for loan losses	3,000	296	375	1,206	1,780

Net interest income after provision for loan losses	8,783	10,105	9,781	9,872	9,528
Service charges and other fees	1,441	1,642	1,661	1,560	1,577
Net gain (loss) on sales of interest-earning assets	777	(6)	283	338	802
Other-than-temporary impairments	(1,177)	(1,905)	—	—	—
Other non-interest income	791	1,192	1,069	1,614	1,210
Non-interest expense	13,038	12,307	12,549	12,708	12,820

Income (loss) before income taxes	(2,423)	(1,279)	245	676	297
Income tax benefit	(842)	(271)	(220)	(359)	(313)

Net income (loss)	$(1,581)	$(1,008)	$465	$1,035	$610

Per Share Data:
Basic earnings (loss) per share	$(0.68)	$(0.43)	$0.21	$0.55	$0.33
Diluted earnings (loss) per share	(0.68)	(0.43)	0.21	0.54	0.33
Cash dividends per share	—	—	—	0.11	0.44

	At or For the Year Ended September 30,
(Dollars in thousands, except per share data)	2009	2008	2007	2006	2005
Selected Operating Ratios:
Average yield earned on interest-earning assets	5.18%	5.63%	6.01%	5.72%	5.06%
Average rate paid on interest-bearing liabilities	2.70	3.46	3.90	3.40	2.96
Average interest rate spread	2.48	2.17	2.11	2.32	2.10
Net interest margin	2.53	2.22	2.15	2.30	2.11
Ratio of interest-earning assets to interest- bearing liabilities	101.55	101.58	101.05	99.67	100.52
Efficiency ratio(1)	95.76	108.68	95.29	87.10	86.06
Non-interest expense as a percent of average assets	2.61	2.44	2.47	2.46	2.26
Return on average assets	(0.32)	(0.20)	0.09	0.20	0.11
Return on average equity	(4.80)	(2.89)	1.40	3.73	2.08
Ratio of average equity to average assets	6.59	6.92	6.53	5.37	5.18
Full-service offices at end of period	8	8	8	8	8

Asset Quality Ratios:(2)
Non-performing loans as a percent of gross loans receivable	1.74%	0.84%	1.55%	0.08%	1.65%
Non-performing assets as a percent of total assets	1.03	0.46	0.89	0.52	1.12
Allowance for loan losses as a percent of adjusted gross loans receivable(3)	1.50	1.19	1.12	1.03	1.14
Allowance for loan losses as a percent of non-performing loans	85.96	142.67	70.91	1,215.61	68.79
Net loans charged-off to average loans receivable	0.60	0.06	0.13	0.42	0.11

Capital Ratios:(2)(4)
Tangible capital ratio	8.22%	8.45%	9.37%	9.15%	8.85%
Core capital ratio	8.23	8.46	9.38	9.15	8.85
Risk-based capital ratio	13.77	14.99	16.49	14.94	15.13

(1)	Reflects non-interest expense as a percent of the aggregate of net interest income and non-interest income.
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

Allowance for loan losses—The Company maintains an allowance for loan losses at a level management believes is sufficient to provide for all known and inherent losses in the loan portfolio that were both probable and reasonable to estimate. The allowance for loan losses is considered a critical accounting estimate because there is a large degree of judgment in (i) assigning individual loans to specific risk levels (pass, special mention, substandard, doubtful and loss), (ii) valuing the underlying collateral securing the loans, (iii) determining the appropriate reserve factor to be applied to specific risk levels for classified loans (special mention, substandard, doubtful and loss) and (iv) determining reserve factors to be applied to pass loans based upon loan type. Accordingly, there is a likelihood that materially different amounts would be reported under different, but reasonably plausible conditions or assumptions.

The determination of the allowance for loan losses requires management to make significant estimates with respect to the amounts and timing of losses and market and economic conditions. Accordingly, a decline in the economy could increase loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. The Bank will continue to monitor and adjust its allowance for loan losses through the provision for loan losses as economic conditions and other factors dictate. Management reviews the allowance for loan losses generally on a monthly basis, but at a minimum at least quarterly. Although the Bank maintains its allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank’s determination as to the amount of its allowance for loan losses is subject to review by its primary federal banking regulator, the OTS, as part of its examination process, which may result in additional allowances based upon the judgment and review of the OTS. See “—Results of Operations—Provisions for Loan Losses.”

Other-Than-Temporary Impairment of Securities—Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

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

The Company submitted to and received from the OTS approval of a capital plan, which called for an equity infusion in order to reduce the Company’s debt-to-equity ratio below 50%. As part of its capital plan, the Company conducted a private placement of 400,000 shares of common stock, raising gross proceeds of approximately $6.5 million. In June 2007, the net proceeds of approximately $5.8 million were used to reduce the amount of the Company’s outstanding debt through the redemption of $6.2 million of its junior subordinated debentures. In June 2008, the Company utilized a portion of the proceeds from a $4.9 million dividend from the Bank to purchase $1.5 million of fixed-rate trust preferred securities issued by the Company’s wholly owned statutory trust and to redeem the remaining $2.1 million of floating-rate subordinated debentures that were present at September 30, 2007. As a result of such redemptions and purchases, the Company’s outstanding junior subordinated debt, as of September 30, 2009, was $11.6 million and its debt-to-equity ratio is less than 50%.

Although the Company’s debt-to-equity ratio was below 50%, it does not anticipate resuming the payment of dividends until such time as the Company’s operating results improve and it is not permitted to pay dividends under the Merger Agreement without BMBC’s prior consent.

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

As a result of the supervisory agreement, the Bank hired a Chief Credit Officer (“CCO”) and, under the direction of the Board and the CCO, enhanced its credit review analysis, developed administrative procedures and adopted an asset classification system. The CCO was appointed Chief Lending Officer (“CLO”) during fiscal 2008 and has continued the process of enhancing the Bank’s loan department structure, in particular its commercial lending operations. The Bank continues to address these areas and to reduce the level of classified assets in order to be in full compliance with the terms of the supervisory agreements. At September 30, 2009, the Company believes it and the Bank are in full compliance with all the provisions of the supervisory agreements.

Under the terms of the Merger Agreement, we have agreed to use our best efforts to obtain confirmation from the OTS that the supervisory agreements will be terminated as of the effective time of the Merger.

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

The following table summarizes the Company’s interest-earning assets and interest-bearing liabilities as of September 30, 2009 based on certain assumptions management has made that affect the rate at which loans will prepay and the duration of core deposits.

	Within Six Months	Six to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$87,537	$23,045	$51,941	$46,088	$94,112	$302,723
Mortgage-related securities	32,585	25,046	31,756	8,857	7,111	105,355
Investment securities(2)	6,995	1,000	3,409	6,000	20,025	37,429
Interest-earning deposits	44,446	495	440	—	—	45,381

Total interest-earning assets	$171,563	$49,586	$87,546	$60,945	$121,248	$490,888

Interest-bearing liabilities:
Deposits	$125,512	$48,536	$93,742	$68,088	$11,246	$347,124
Borrowed funds	27,395	20,000	55,500	16,000	11,153	130,048
Junior subordinated debentures	—	—	—	—	11,646	11,646

Total interest-bearing liabilities	$152,907	$68,536	$149,242	$84,088	$34,045	$488,818

Excess (deficiency) of interest-earning assets over interest-bearing liabilities	$18,656	$(18,950)	$(61,696)	$(23,143)	$87,203	$2,070

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities	$18,656	$(294)	$(61,990)	$(85,133)	$2,070

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities as a percentage of total assets	3.53%	(0.06)%	(11.73)%	(16.11)%	0.39%

(1)	Balances have been reduced for non-accruing loans, which amounted to $3.9 million at September 30, 2009.
(2)	Balance includes FHLB stock.

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

The table below sets forth the Bank’s NPV as of September 30, 2009 assuming an immediate change in interest rates of up to 300 basis points and a decline of up to 100 basis points. Due to the prevailing interest rate environment, the OTS did not provide a calculation for the minus 200 or minus 300 basis point change in rates. Dollar amounts are expressed in thousands as of September 30, 2009.

	Net Portfolio Value			Net Portfolio Value as a % of Assets
Changes in Rates in Basis Points	Amount	Dollar Change	Percentage Change	NPV Ratio	Change
300	$42,856	$(15,152)	(26)%	8.13%	(243	) bp
200	49,252	(8,756)	(15)	9.20	(136)
100	54,714	(3,294)	(6)	10.07	(49)
50	56,397	(1,611)	(3)	10.32	(24)
0	58,008	—	—	10.56	—
(50)	58,149	141	0	10.55	(1)
(100)	58,600	592	1	10.61	5

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

Changes in Financial Condition

General. Total assets of the Company increased $6.4 million from $522.0 million at September 30, 2008 to $528.4 million at September 30, 2009. The increase was primarily the result of an $8.3 million increase in cash and cash equivalents and a $20.5 million increase in net loans receivable. The increases were partially offset by decreases of $16.8 million and $6.2 million mortgage-related securities available-for-sale and held-to-maturity, respectively.

Cash and Cash Equivalents. Cash and cash equivalents, which consists of cash on hand and deposited in other banks in interest-earning and non-interest-earning accounts, increased by $8.3 million to $47.7 million at September 30, 2009 from $39.3 million at September 30, 2008. The increase in cash and cash equivalents was primarily due to increases of $16.3 million and $2.8 million in deposits and repurchase agreements, partially offset by a $13.9 million decrease in FHLB borrowings. These cash balances also fluctuate based on the customer trends and demands within our branch network.

Investment Securities Held to Maturity and Investment Securities Available for Sale. Total investment securities increased in the aggregate by $569,000, or 1.9%, from $29.8 million at September 30, 2008 to $30.4 million at September 30, 2009. Investment securities available for sale consisting of two pooled trust preferred securities and an investment in a mutual fund aggregating $3.7 million were deemed impaired as a result of the management’s determination that declines in their fair market values were other than temporary. As a result of this determination, the Company recognized a $993,000 (before tax) impairment charge with respect to such securities during fiscal 2009, which was recorded as a reduction to other non-interest income, in addition to an $853,000 (before tax) impairment which was recognized, net of tax, as a component of other comprehensive income at September 30, 2009. Management believes the declines in market value are the result of the current volatility in interest rates and turmoil in the capital and debt markets. Fair values for certain pooled trust preferred securities were determined utilizing discounted cash flow models, due to the absence of a current liquid and active market to provide a reliable market quotes for the instruments. In addition, during fiscal 2009, the Company redeemed its $3.6 million investment in a mutual fund and reduced, by $1.0 million, its investment in the mutual fund mentioned above.

Mortgage-Related Securities Held to Maturity and Mortgage-Related Securities Available For Sale. Mortgage-related securities held to maturity and available for sale decreased in the aggregate by $23.0 million, or 17.9%, to $105.3 million at September 30, 2009 compared to $128.3 million at September 30, 2008. The decrease was the result of management’s decision to utilize the proceeds from sales and maturities of mortgage-related securities to fund the growth of the loan portfolios. In addition, during the year ended September 30, 2009, management determined that the declines in fair market values of six of the Company’s private-label collateralized mortgage obligations were other than temporary. As a result of this determination, the Company recognized a $184,000 (before tax) impairment charge with respect to such securities, which was recorded as a reduction to other non-interest income, in addition to a $26,000 (before tax) impairment which was recognized, net of tax, as a component of other comprehensive income at September 30, 2009.

Loans Held for Sale. There were no loans held for sale at September 30, 2009 or September 30, 2008. During fiscal year 2009, the Company originated and sold $13.7 million of residential mortgage loans into the secondary mortgage market at a gain of $125,000.

Loans Receivable, Net. Total loans receivable, net, increased $20.5 million, or 7.2%, to $306.6 million at September 30, 2009 compared to $286.1 million at September 30, 2008. The increase in loans receivable was primarily due to a $12.8 million, or 23.6%, increase in multi-family and commercial real estate loans and a $6.2 million, or 39.0%, increase in multi-family and commercial business loans. The increases in fiscal 2009 in the commercial real estate and commercial business loan portfolios was primarily to the result of the Company’s enhancement of its credit review and commercial lending infrastructure.

Non-Performing Assets. The Company’s total non-performing assets, which consist solely of non-performing loans, increased $3.0 million to $5.4 million from $2.4 million at September 30, 2008. The increase in non-performing assets was primarily due to three commercial real estate loans aggregating $2.1 million being placed on non-performing status during fiscal 2009, as well as the addition of three single-family residential mortgage loans aggregating $980,000 being placed on non-performing status during fiscal 2009. At September 30, 2009, the Company’s ratio of non-performing assets to total assets was 1.03% compared 0.46% at September 30, 2008.

Deposits. Deposits increased $16.3 million, or 4.9%, from $330.9 million at September 30, 2008 to $347.1 million at September 30, 2009. The increase in deposits resulted from a $6.5 million, or 4.0%, increase in certificates of deposit and a $9.7 million, or 5.8%, increase in core deposits (which consist of passbook, money market, NOW and non-interest bearing accounts).

Borrowings. The Company’s total borrowings decreased to $130.0 million at September 30, 2009 from $141.2 million at September 30, 2008 as management chose to increase its emphasis on funding operations with lower-costing deposits. Short-term borrowings, which consist of short-term advances from FHLB and repurchase agreements decreased by $6.1 million from $33.5 million at September 30, 2008 to $27.4 million at September 30, 2009. Long-term advances from FHLB decreased by $5.0 million from $107.7 million at September 30, 2008 to $102.7 million at September 30, 2009. The Company’s borrowings had a weighted average interest rate of 4.0% at September 30, 2009, as compared to 4.3% at September 30, 2008. See Note 10 to the Consolidated Financial Statements set forth in Item 8 hereof for further information.

Junior Subordinated Debentures. On August 21, 1997, the Company issued $16.7 million of junior subordinated debentures to First Keystone Capital Trust I (the “Trust”). The Trust issued preferred securities at an interest rate of 9.7%, with a scheduled maturity of August 15, 2027. The Company over time has purchased a portion of the trust preferred securities issued by the Trust. At September 30, 2009, $11.6 million of the trust preferred securities issued by the Trust were held by non-affiliates. In addition, on November 28, 2001, the Company issued $8.2 million of Junior Subordinated Debentures to First Keystone Capital Trust II (the “Trust II”). The Trust II issued preferred securities in a pooled securities offering at a floating rate of 375 basis points over the six month LIBOR with a maturity date of December 8, 2031. The remaining $2.0 million of Junior Subordinated Debentures related to Trust II were redeemed during fiscal 2008 (the Company had previously redeemed in fiscal 2007 $6.0 million of such securities) and Trust II was dissolved. The Company owns all the stock of the Trust. See Note 17 to the Consolidated Financial Statements set forth in Item 8 hereof for further information.

Stockholders’ Equity. At September 30, 2009, total stockholders’ equity was $33.6 million, or 6.4% of total assets, compared to $32.3 million, or 6.2% of total assets, at September 30, 2008. The increase in stockholders’ equity was due to the net operating loss of $1.6 million for the fiscal year ended September 30, 2009, which was more than offset by an improvement in the aggregate net unrealized gain on available for sale securities, net of tax, of $2.8 million.

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

	Yield/ Cost at Sept. 30, 2009	Year Ended September 30,
		2009			2008
		Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans receivable(1)(2)(3)	5.72%	$293,477	$16,867	5.75%	$282,627	$17,659	6.25%
Mortgage-related securities(3)	4.65	119,794	5,719	4.77	128,799	6,284	4.88
Investment securities(3)	3.70	34,939	1,538	4.40	39,040	1,986	5.08
Other interest-earning assets	0.13	18,441	45	0.24	18,365	448	2.44

Total interest-earning assets	4.79	466,651	24,169	5.18	468,831	26,377	5.63

Non-interest-earning assets		33,375			35,084

Total assets		$500,026			$503,915

Interest-bearing liabilities:
Deposits	1.47	$335,379	5,962	1.78	$341,480	9,186	2.69
Short-term and other borrowings	4.04	112,491	5,282	4.70	105,856	5,419	5.12
Junior subordinated debentures	9.70	11,642	1,142	9.81	14,199	1,371	9.66

Total interest-bearing liabilities	2.35	459,512	12,386	2,70	461,535	15,976	3.46

Interest rate spread	2.44%			2.48%			2.17%

Non-interest-bearing liabilities		7,564			7,496

Total liabilities		467,076			469,031
Stockholders’ equity		32,950			34,884

Total liabilities and stockholders’ equity		$500,026			$503,915

Net interest-earning assets (liabilities)		$7,139			$7,296

Net interest income			$11,783			$10,401

Net interest margin(4)				2.53%			2.22%

Ratio of average interest-earning assets to average interest-bearing liabilities				101.55%			101.58%

(1)	Includes non-accrual loans.
(2)	Loan fees are included in interest income and the amounts are not material for this analysis.
(3)	Includes assets classified as either available for sale, held to maturity or held for sale.
(4)	Net interest income divided by interest-earning assets.

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

	Year Ended September 30, 2009 vs. 2008 Increase (Decrease) Due To
	Rate	Volume	Total Increase (Decrease)
Interest-earnings assets:
Loans receivable(1)	$(1,520)	$728	$(792)
Mortgage-related securities(1)	(134)	(431)	(565)
Investment securities(1)	(250)	(198)	(448)
Other interest-earning assets	(404)	1	(403)

Total interest-earning assets	(2,308)	100	(2,208)

Interest-bearing liabilities:
Deposits	(3,063)	(161)	(3,224)
Short-term and other borrowings	(564)	427	(137)
Junior subordinated debentures	22	(251)	(229)

Total interest-bearing liabilities	(3,605)	15	(3,590)

Increase (decrease) in net interest income	$1,297	$85	$1,382

(1)	Includes assets classified as either available for sale, held to maturity or held for sale.

Results of Operations

General. The Company reported net losses of $1.6 million and $1.0 million for the years ended September 30, 2009 and 2008, respectively. The net loss for fiscal 2009 was primarily the result of a $3.0 million provision for loan losses, other-than-temporary impairments of certain investment and mortgage-related securities totaling $1.2 million, before tax, and increased FDIC deposit insurance costs, including a one-time special assessment of $240,000. These expenses were partially offset by a $1.4 million increase in net interest income and net gains on sales of investment and mortgage-related securities totaling $652,000.

Net Interest Income. Net interest income is determined by the interest rate spread (the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s average interest-rate spread was 2.48% and 2.16 % for the years ended September 30, 2009 and 2008, respectively. The Company’s interest-rate spread was 2.44% at September 30, 2009. The Company’s net interest margin (net interest income as a percentage of average interest-earning assets) was 2.53% and 2.22% for the years ended September 30, 2009 and 2008, respectively. During fiscal 2009, the Company experienced some easing in the interest rate compression that had affected it during the prior fiscal year, with decreases in rates paid on interest-bearing liabilities outpacing decreases in yields earned on interest-earning assets.

For the year ended September 30, 2009, net interest income increased to $11.8 million as compared to $10.4 million in fiscal 2008. The $1.4 million, or 13.3%, increase reflected the effect of a $3.6 million, or 22.5%, decrease in total interest expense partially offset by a $2.2 million, or 8.4%, decrease in total interest income. Reflecting the declines in market rates of interest, the weighted average rate paid on interest-bearing liabilities declined more rapidly than the yields on interest-earning assets, with rates paid on deposits contributing most significantly to the reduction in interest expense.

Interest Income. Total interest income amounted to $24.2 million for the year ended September 30, 2009, as compared to $26.4 million for fiscal 2008. The $2.2 million, or 8.4%, decrease in total interest income during the year ended September 30, 2009 as compared to fiscal 2008 was primarily due to decreases of $792,000, or 4.5%, $565,000, or 9.0%, $448,000, or 22.6% and $403,000, or 90% in interest income on loans, mortgage-related securities, investment securities and interest-bearing deposits, respectively. The weighted average yield earned on interest-earning assets declined 45 basis points from 5.63% for fiscal 2008 to 5.18% for fiscal 2009. The declines in average yields earned on interest-earning assets in fiscal 2009 compared to fiscal 2008 primarily reflect the reduction in market rates of interest.

Interest Expense. Total interest expense amounted to $12.4 million for the year ended September 30, 2009 as compared to $16.0 million for fiscal 2008. The $3.6 million, or 22.5%, decrease in fiscal 2009 compared to fiscal 2008 was primarily the result of a $3.2 million, or 35.1%, decrease in interest expense on deposits. The decrease in interest expense on deposits was primarily due to a 91 basis point decrease in the average rate paid thereon. Complementing the decrease in interest expense on deposits was a $229,000, or 16.7%, decrease in interest expense on junior subordinated debentures primarily due to a $2.6 million, or 18.0%, decrease in the average balance as a result of the redemption of $2.0 million of floating rate junior subordinated debentures combined with the purchase of $1.6 million of trust preferred securities previously issued by the Trust, which occurred during the latter part of fiscal 2008.

Provisions for Loan Losses. The Company establishes provisions for loan losses, which are charged to its operating results, in order to maintain a level of total allowance for losses that management believes covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Management performs reviews generally on a monthly basis, but, at a minimum, quarterly, in order to identify these known and inherent losses and to assess the overall collection probability for the loan portfolio. Management’s reviews consist of a quantitative analysis by loan category, using historical loss experience, and consideration of a series of qualitative loss factors. For each primary type of loan, management establishes a loss factor reflecting our estimate of the known and inherent losses in each loan type using both the quantitative analysis as well as consideration of the qualitative factors. Management’s evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the levels of charge-offs and recoveries, the levels of classified assets, prior loss experience, total loans outstanding, the volume of loan originations, the type, average size, terms and geographic location and concentration of loans held by the Company, the value and the nature of the collateral securing loans, the number of loans requiring heightened management oversight, general economic conditions, particularly as they relate to the Company’s primary market area, and trends in market rates of interest. The amount of the allowance for loan losses is an estimate and actual losses may vary from these estimates. Furthermore, the Company’s primary banking regulator periodically reviews the Company’s allowance for loan losses as an integral part of the examination process. Such agency may require the Company to make additional provisions for estimated loan losses based upon judgments that differ from those of management.

For the years ended September 30, 2009 and 2008, the provisions for loan losses were $3.0 million and $296,000, respectively. For the year ended September 30, 2009, the increase in provisions for loan losses, as compared to fiscal 2008, was the result of net charge-offs of loans aggregating $1.8 million during the current fiscal year, in addition to management’s review of the credit quality of the Company’s loan portfolio. At September 30, 2009, the Bank had $23.3 million of criticized and classified assets of which $17.3 million was classified as substandard. No assets were classified as doubtful or loss. See Item 1, “Business—Asset Quality.” At September 30, 2009 the Company’s allowance for loan losses totaled $4.7 million which amounted to 86.0% of total non-performing loans and 1.50% of adjusted gross loans receivable.

Non-interest Income. For the year ended September 30, 2009, the Company reported non-interest income of $1.8 million as compared to $923,000 for the year ended September 30, 2008, a $909,000, or 98.5%, increase.

The increase was primarily due to increases in gains on sales of investment securities and loans of $667,000 and $116,000, respectively, as compared to the fiscal 2008. In addition, during the year ended September 30, 2009, the Company experienced a $728,000 reduction in other-than-temporary impairment charges, as compared to fiscal 2008. Partially offsetting these improvements were decreases of $201,000 and $267,000 in service fees and other charges and earnings resulting from the change in cash surrender value of the Company’s bank-owned life insurance (“BOLI”) investment, respectively. The BOLI experienced declines in crediting rates as a result of the downturn in the economy during fiscal 2009.

Non-interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expense, Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums, professional fees, data processing expense, advertising, deposit processing and other items.

Non-interest expense increased $731,000, or 5.9%, for the year ended September 30, 2009 compared to the year ended September 30, 2008. The increase was substantially the result of a $722,000 increase in FDIC costs, which included a special assessment of $240,000.

Income Taxes. The Company recognized income tax benefits of $842,000 and $271,000 for the years ended September 30, 2009 and 2008. The primary reason for the increase in income tax benefits for fiscal 2009 compared to fiscal 2008 was the change in the amount of loss before income taxes.

Liquidity and Capital Resources

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowings and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-related securities prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has the ability to obtain advances from the FHLBank Pittsburgh through several credit programs with the FHLB in amounts not to exceed the Bank’s maximum borrowing capacity and subject to certain conditions, including holding a predetermined amount of FHLB stock as collateral. As an additional source of funds, the Company has access to the FRB discount window, but only after it has exhausted its access to the FHLB. At September 30, 2009, the Company had $102.7 million of outstanding advances and $21.0 million of overnight borrowings from the FHLBank Pittsburgh. The Bank currently has the ability to obtain up to $68.5 million of additional advances from the FHLBank Pittsburgh.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending products and mortgage-related securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage related and investment securities. At September 30, 2009, the total of approved loan commitments outstanding amounted to $2.2 million. At the same date, commitments under unused lines of credit and loans in process on construction loans amounted to an aggregate of $46.4 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2009 totaled $123.1 million. Based upon its historical experience, management believes that a majority of maturing deposits will remain with the Company.

The OTS requires that the Bank meet minimum regulatory tangible, core, tier-1 risk-based and total risk-based capital requirements. At September 30, 2009, the Bank exceeded all regulatory capital requirements and met the capital requirements for regulatory purposes to be deemed “well-capitalized.” However, as a result of the supervisory agreement, it is subject to a number of restrictions including, but not limited, requiring prior approval to appoint new senior officers and directors and pay dividends. See Note 12 to the Consolidated Financial Statements set forth in Item 8 hereof.

The Company’s assets consist primarily of its investment in the Bank and investments in various corporate debt and equity instruments. Its only material source of income consists of earnings from its investment in the Bank and interest and dividends earned on other investments. The Company, as a separately incorporated holding company, has no significant operations other than serving as the sole stockholder of the Bank and paying interest to its subsidiaries, the Trust and the Trust II, for junior subordinated debt issued in conjunction with the issuance of trust preferred securities. See Note 17 to the Consolidated Financial Statements set forth in Item 8 hereof. On an unconsolidated basis, the Company has no paid employees. The expenses primarily incurred by the Company relate to its reporting obligations under the Securities Exchange Act of 1934, related expenses incurred as a publicly traded company, and expenses relating to the issuance of the trust preferred securities and the junior subordinated debentures issued in connection therewith. Management believes that as of the date hereof the Company has adequate liquidity available to respond to its current liquidity demands. Under applicable federal regulations, the Bank may pay dividends to the Company (its sole stockholder) within certain limits after obtaining the approval of the OTS. See Note 12 of the Consolidated Financial Statements set forth in Item 8 hereof. In the event that the Bank was not permitted to dividend sufficient funds to provide the necessary liquidity to the Company, the Company would need to seek alternative sources of liquidity including borrowings. The incurrence of debt by the Company would require the prior approval of the OTS under the terms of the supervisory agreement.

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

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The Company’s contractual principal obligations as of September 30, 2009 are as follows:

	Payments Due by Period:
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
FHLB borrowings(1)	$123,653	$41,009	$55,521	$16,024	$11,099
Junior subordinated debentures(1)	11,646	—	—	—	11,646
Repurchase agreements	6,395	6,395	—	—	—
Certificates of deposit(1)	168,568	123,079	29,746	15,743	—
Operating leases	1,711	316	292	309	794

Total obligations	$311,973	$170,799	$85,559	$32,076	$23,539

(1)	excluding accrued interest

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

The Company’s outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed portions of construction loans as of September 30, 2009 are as follows:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Lines of credit(1)	$36,623	$9,768	$2,183	$6,674	$17,998
Letters of credit	315	20	—	—	295
Other commitments to originate loans	2,197	2,197	—	—	—
Undisbursed portions of construction loans	9,998	5,330	4,668	—	—

Total	$49,133	$17,315	$6,851	$6,674	$18,293

(1)	Includes lines of credit for commercial real estate, commercial loans and home equity loans.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

First Keystone Financial, Inc.

We have audited the consolidated statement of financial condition of First Keystone Financial, Inc. and subsidiary (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Keystone Financial, Inc. and subsidiary as of September 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of First Keystone Financial, Inc.’s internal control over financial reporting as of September 30, 2009, included in Item 9A(T) of Form 10-K and, accordingly, we do not express an opinion thereon.

As discussed in Note 5 to the consolidated financial statements, effective October 1, 2008, First Keystone Financial, Inc. adopted Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosure.

Wexford, PA

December 18, 2009

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	September 30,
	2009	2008
ASSETS
Cash and amounts due from depository institutions	$2,277	$4,340
Interest-bearing deposits with depository institutions	45,381	34,980

Total cash and cash equivalents	47,658	39,320
Investment securities available for sale	27,564	26,545
Mortgage-related securities available for sale	86,197	102,977
Investment securities held to maturity—at amortized cost (approximate fair value of $2,964 and $3,271 at September 30, 2009 and 2008, respectively)	2,805	3,255
Mortgage-related securities held to maturity—at amortized cost (approximate fair value of $19,929 and $25,204 at September 30, 2009 and 2008, respectively)	19,158	25,359
Loans receivable (net of allowance for loan losses of $4,657 and $3,453 at September 30, 2009 and 2008, respectively)	306,600	286,106
Accrued interest receivable	2,343	2,452
FHLBank stock, at cost	7,060	6,995
Office properties and equipment, net	4,200	4,386
Deferred income taxes	3,660	4,323
Cash surrender value of life insurance	18,381	17,941
Prepaid expenses and other assets	2,775	2,397

Total Assets	$528,401	$522,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Non-interest-bearing	$18,971	$20,101
Interest-bearing	328,153	310,763

Total deposits	347,124	330,864
Short-term borrowings	27,395	33,485
Other borrowings	102,653	107,674
Junior subordinated debentures	11,646	11,639
Accrued interest payable	2,110	1,886
Advances from borrowers for taxes and insurance	887	974
Accounts payable and accrued expenses	2,970	3,238

Total Liabilities	494,785	489,760

Commitments and contingencies (see Note 14)	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; issued 2,712,556 shares; outstanding at September 30, 2009 and 2008, 2,432,998 shares	27	27
Additional paid-in capital	12,565	12,586
Employee stock ownership plan	(2,751)	(2,872)
Treasury stock at cost: 279,558 shares at September 30, 2009 and 2008	(4,244)	(4,244)
Accumulated other comprehensive income (loss)	87	(2,714)
Retained earnings-partially restricted	27,932	29,513

Total Stockholders’ Equity	33,616	32,296

Total Liabilities and Stockholders’ Equity	$528,401	$522,056

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended September 30,
	2009	2008
INTEREST INCOME:
Interest and fees on loans	$16,867	$17,659
Interest and dividends on:
Mortgage-related securities	5,719	6,284
Investment securities:
Taxable	1,342	1,560
Tax-exempt	181	168
Dividends	15	258
Interest-bearing deposits	45	448

Total interest income	24,169	26,377

INTEREST EXPENSE:
Interest on:
Deposits	5,962	9,186
Short-term borrowings	92	61
Other borrowings	5,190	5,358
Junior subordinated debentures	1,142	1,371

Total interest expense	12,386	15,976

Net interest income	11,783	10,401
Provision for loan losses	3,000	296

Net interest income after provision for loan losses	8,783	10,105

NON-INTEREST INCOME:
Service charges and other fees	1,441	1,642
Net gain on sales of loans held for sale	125	9
Net gain (loss) on sale of investments	652	(15)
Total other-than-temporary impairment losses	(2,056)	(1,905)
Portion of loss recognized in other comprehensive income (before taxes)	879	—

Net impairment loss recognized in earnings	(1,177)	(1,905)
Increase in cash surrender value of life insurance	440	707
Other income	351	485

Total non-interest income	1,832	923

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,823	5,823
Occupancy and equipment	1,662	1,617
Professional fees	1,352	1,243
Federal deposit insurance premium	923	201
Data processing	611	572
Advertising	359	395
Deposit processing	628	591
Other	1,680	1,865

Total non-interest expense	13,038	12,307

Loss before income tax benefit	(2,423)	(1,279)
Income tax benefit	(842)	(271)

Net loss	$(1,581)	$(1,008)

Earnings per common share:
Basic	$(0.68)	$(0.43)
Diluted	$(0.68)	$(0.43)
Weighted average shares—basic	2,326,855	2,318,166
Weighted average shares—diluted	2,326,855	2,318,246
Dividends per share	$—	$—

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

(Dollars in thousands)

	Common stock	Additional paid-in capital	Employee stock ownership plan	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings- partially restricted	Total stockholders’ equity
Balance at October 1, 2007	$27	$12,598	$(2,985)	$(4,244)	$(1,223)	$30,521	$34,694

Comprehensive loss:
Net loss	—	—	—	—	—	(1,008)	(1,008)
Other comprehensive loss:
Net unrealized loss on securities net of reclassification adjustment net of taxes of $(768)(1)	—	—	—	—	(1,491)	—	(1,491)

Comprehensive loss	—	—	—	—	—	—	(2,499)

ESOP stock committed to be released	—	—	113	—	—	—	113
Excess of fair value above cost of ESOP shares committed to be released	—	(12)	—	—	—	—	(12)

Balance at September 30, 2008	$27	$12,586	$(2,872)	$(4,244)	$(2,714)	$29,513	$32,296

Comprehensive income:
Net loss	—	—	—	—	—	(1,581)	(1,581)
Other comprehensive loss:
Unrealized loss on securities for which an other-than-temporary impairment loss has been recognized in earnings net of taxes of $(299)(1)	—	—	—	—	(580)	—	(580)
Net unrealized gain on securities net of reclassification adjustment net of taxes of $1,742(1)	—	—	—	—	3,381	—	3,381

Comprehensive income	—	—	—	—	—	—	1,220

Share-based compensation	—	10	—	—	—	—	10
ESOP stock committed to be released	—	—	121	—	—	—	121
Difference between cost and fair value of ESOP shares committed to be released	—	(31)	—	—	—	—	(31)

Balance at September 30, 2009	$27	$12,565	$(2,751)	$(4,244)	$87	$27,932	$33,616

(1)	Components of other comprehensive income (loss):

	September 30,
	2009	2008
Change in net unrealized gain (loss) on investment securities available for sale, net of taxes	$2,455	$(2,758)
Reclassification adjustment for net (losses) gains included in net loss, net of taxes of $221 and $(5), respectively	(431)	10
Reclassification adjustment for other-than-temporary impairment losses on securities included in net loss, net of taxes of $(400) and $(648), respectively	777	1,257

Net unrealized gain (loss) on securities, net of taxes	$2,801	$(1,491)

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(1,581)	$(1,008)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for depreciation and amortization	575	569
Amortization of premiums and discounts	105	44
Increase in cash surrender value of life insurance	(440)	(707)
(Gain) loss on sales of:
Loans held for sale	(125)	(9)
Investment securities available for sale	16	15
Mortgage-related securities available for sale	(668)	—
Impairment losses realized in earnings	1,177	1,905
Provision for loan losses	3,000	296
Amortization of ESOP	90	101
Deferred income taxes	(780)	(338)
Share-based compensation	10	—
Changes in assets and liabilities which provided (used) cash:
Origination of loans held for sale	(13,653)	(1,444)
Loans sold in the secondary market	13,778	1,453
Accrued interest receivable	109	250
Prepaid expenses and other assets	(379)	(195)
Accrued interest payable	224	(438)
Accrued expenses	(268)	601

Net cash provided by operating activities	1,190	1,095

INVESTING ACTIVITIES:
Loans originated	(125,783)	(80,223)
Purchases of:
Investment securities available for sale	(11,040)	(5,119)
Mortgage-related securities available for sale	(31,388)	(41,625)
Redemption of FHLBank stock	1,328	2,726
Purchase of FHLBank stock	(1,393)	(3,383)
Proceeds from sales of investment and mortgage-related securities available for sale	33,286	556
Return of investment in First Keystone Capital Trust II	—	63
Principal collected on loans	102,271	86,313
Proceeds from maturities, calls or repayments of:
Investment securities available for sale	4,464	3,142
Investment securities held to maturity	450	—
Mortgage-related securities available for sale	24,124	17,750
Mortgage-related securities held to maturity	6,156	5,875
Purchase of property and equipment	(389)	(193)

Net cash provided by (used in) investing activities	2,086	(14,118)

FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	16,260	(22,844)
FHLBank advances and other borrowings—repayments	(171,921)	(120,611)
FHLBank advances and other borrowings—draws	158,000	142,801
Net (decrease) increase in advances from borrowers for taxes and insurance	(87)	104
Net increase in repurchase agreements	2,810	3,585
Purchase of trust preferred securities	—	(1,565)
Retirement of subordinated debt	—	(2,062)

Net cash provided by (used in) financing activities	5,062	(592)

Increase (decrease) in cash and cash equivalents	8,338	(13,615)
Cash and cash equivalents at beginning of year	39,320	52,935

Cash and cash equivalents at end of year	$47,658	$39,320

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest on deposits and borrowings	$12,162	$16,414
Cash payments of income taxes	120	200

See notes to consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Nature of Operations and Organization Structure

The primary business of First Keystone Financial, Inc. (the “Company”) is to act as the holding company for its principal wholly owned subsidiary, First Keystone Bank (the “Bank”), a federally chartered stock savings association founded in 1934. The Bank has the following four wholly owned subsidiaries: FKF Management Corp., Inc. which manages investment securities, First Chester Services, Inc. and First Pointe, Inc. each of which acquire certain loans, real estate and other assets in satisfaction of debts previously contracted by the Bank, and State Street Services Corporation, which holds a 51% interest in First Keystone Insurance Services, LLC, an insurance agency, which is consolidated into the Company’s financial statements. The Company’s capital trust, First Keystone Capital Trust I the (“Issuer Trust”) is not consolidated with the accounts of the Company as discussed in Note 2. The Issuer Trust was formed in connection with the issuance of trust preferred securities.

The primary business of the Bank is to offer a wide variety of commercial and retail products through its branch system located in Delaware and Chester Counties in Pennsylvania. The Company and the Bank are primarily supervised and regulated by the Office of Thrift Supervision (“OTS”).

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, the Bank and the Company’s and the Bank’s wholly owned subsidiaries. In addition, the Company consolidates First Keystone Insurance Services, LLC in which one of the Bank’s subsidiaries holds a 51% ownership interest. Intercompany accounts have been eliminated in consolidation. The Issuer Trusts are not consolidated with the accounts of the Company.

Segment Accounting

The Company operates in two segments: Banking and Insurance Services. Results are presented on a combined basis because the insurance services engaged in by the Company do not meet quantitative thresholds for separate disclosure under accounting principles generally accepted in the United States of America.

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

Securities Held to Maturity and Securities Available for Sale

Securities held to maturity are carried at amortized cost. Securities are designated as held to maturity only if the Company has the positive intent and ability to hold these securities to maturity. Securities available for sale are carried at fair value with the resulting unrealized gains or losses recorded in consolidated stockholders’ equity, net of tax. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security. For the years ended September 30, 2009 and 2008 the Company did not maintain a trading portfolio.

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

Other-Than-Temporary Impairment of Securities

Securities are evaluated on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary. For debt securities, management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis, the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. For equity securities, management considers the magnitude and duration of the decline, the intent and ability to hold the security for an anticipated recovery, and the financial condition and near term prospects of the issuer. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Allowance for Loan Losses

An allowance for loan losses is maintained at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent losses in the loan portfolio that are both probable and reasonably estimable. The Company periodically reviews the methodology, conducting assessments and redefining the process to determine the appropriate level of allowance for loan losses. In establishing the allowance for loan losses, management must use a large degree of judgment in (i) assigning individual loans to specific risk levels (pass, special mention, substandard, doubtful and loss), (ii) valuing the underlying collateral securing the loans, (iii) determining the appropriate reserve factor to be applied to specific risk levels for classified loans (special mention, substandard, doubtful and loss), and (iv) determining reserve factors to be applied to pass loans based upon loan type. Management reviews the allowance for loan losses generally on a monthly basis, but at a minimum at least quarterly. To the extent that loans change risk levels, collateral values change or reserve factors change, the Company may need to adjust its provision for loan losses which would impact earnings. In this framework, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included, among other things, in these qualitative factors are past loss experience, the type and volume of loans, changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries, national and local economic conditions, concentrations of credit, and the effect of external factors on the level of estimated credit losses in the current portfolio. While management uses the best information available to make such evaluation, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

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

At September 30, 2009 and 2008, loans serviced for others totaled approximately $46,950 and $42,843, respectively. Servicing loans for others consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures. Loan servicing income is recorded when earned and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. The Company has fiduciary responsibility for related escrow and custodial funds aggregating approximately $266 and $229 at September 30, 2009 and 2008, respectively.

The Company assesses the retained interest in the servicing asset or liability associated with the sold loans based on the relative fair values. The servicing asset or liability is amortized in proportion to and over the period during which estimated net servicing income or net servicing loss, as appropriate, will be received. Assessment of the fair value of the retained interest is performed on a quarterly basis. At September 30, 2009 and 2008, mortgage servicing rights totaling $314 and $305, respectively, were included in other assets.

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

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

Cash Surrender Value of Life Insurance

The Bank funded the purchase of insurance policies on the lives of certain officers and employees of the Bank. The Bank has recognized any increase in cash surrender value of life insurance, net of insurance costs, in the consolidated statements of operations. The cash surrender value of the insurance policies is recorded as an asset in the consolidated statements of financial condition.

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

	Year Ended September 30,
	2009	2008
Average common shares outstanding	2,326,855	2,318,166
Increase in shares due to dilutive options	—	80

Adjusted shares outstanding—diluted	2,326,855	2,318,246

For the years ended September 30, 2009 and 2008, 26,466 and 40,066 outstanding options, respectively, were anti-dilutive.

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

The Company, in accordance with accounting principles generally accepted in the United States of America, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Accounting literature also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest, and penalties. In accordance with generally accepted accounting principles, interest or penalties incurred for income taxes will be recorded as a component of other expenses.

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

Accounting for Stock Options

The Company recognizes the cost of employee services received in exchange for an award of equity investment based on grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

Other Comprehensive Income (Loss)

The Company presents as a component of comprehensive income (loss) the amounts from transactions and other events which currently are excluded from the consolidated statements of operations and are recorded directly as an adjustment to consolidated stockholders’ equity.

Accounting for Derivative Instruments

The Company recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. The Company did not have any derivative instruments outstanding during fiscal years ended September 30, 2009 and 2008.

Fair Value Measurements

Under generally accepted accounting principles related to fair value measurements, we group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.

•

Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3—Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset.

Under generally accepted accounting principles, we base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in generally accepted accounting principles.

Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits with depository institutions. The Company is required to maintain certain balances at the Federal Reserve Bank of Philadelphia which amounted to $182 and $169 at September 30, 2009 and 2008, respectively.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105—Generally Accepted Accounting Principles—FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this standard for the annual reporting period ending September 30, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued an accounting standard related to business combinations which is effective for fiscal years beginning on or after December 15, 2008. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. This accounting standard was subsequently codified into Accounting Standards Codification (ASC) Topic 805, Business Combinations. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on October 1, 2008. This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements. On October 1, 2008, the Company adopted this accounting standard related to fair value measurements for the Company’s financial assets and financial liabilities. The Company deferred adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until October 1, 2009. The adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities had no impact on retained earnings and is not expected to have a material impact on the Company’s statements of income and condition. This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures.

In December 2007, the FASB issued an accounting standard related to noncontrolling interests in consolidated financial statements, which is effective for fiscal years beginning on or after December 15, 2008. This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This accounting standard was subsequently codified into ASC 810-10, Consolidation. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued an accounting standard related to disclosures about derivatives and hedging activities, which is effective for fiscal years and interim periods beginning after November 15, 2008. This standard requires enhanced disclosures about derivative instruments and hedging activities and therefore should improve the transparency of financial reporting. This accounting standard was subsequently codified into ASC 815-10, Derivatives and Hedging. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued an accounting standard related to the accounting for transfers of financial assets, which is effective for fiscal years beginning after November 15, 2009, and interim periods within those

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

fiscal years. This standard enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This standard also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This accounting standard was subsequently codified into ASC Topic 860. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)). Under FASB’s Codification at ASC 105-10-65-1-d, FAS No. 167 will remain authoritative until integrated into the FASB Codification. This statement prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures. This ASC provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of this new guidance did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued new guidance impacting ASC 320-10, Investments—Debt and Equity Securities, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company has presented the necessary disclosures in Notes 3 and 4 herein.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or the quarter ending December 31, 2009 The Company is currently evaluating the impact of this standard on the Company’s financial condition, results of operations, and disclosures.

In June 2008, the FASB issued accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities, which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This guidance clarified that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of this guidance is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with this guidance. This accounting guidance was subsequently codified into ASC Topic 260, Earnings Per Share. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Reclassifications

Certain reclassifications have been made to the September 30, 2008 consolidated financial statements to conform to the September 30, 2009 presentation. Such reclassifications had no impact on the reported consolidated net income.

3. Investment Securities

The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Approximate Fair Value
Available for Sale:
Municipal obligations
1 to 5 years	$941	$17	$—	$958
5 to 10 years	7,076	592	—	7,668
Over 10 years	998	89	—	1,087
Corporate bonds
Less than 1 year	588	15	—	603
1 to 5 years	7,401	220	(201)	7,420
Pooled trust preferred securities	8,521	—	(2,903)	5,618
Mutual funds	3,387	140	—	3,527
Other equity investments	735	—	(52)	682

Total	$29,647	$1,073	$(3,156)	$27,564

Held to Maturity:
Municipal obligations
1 to 5 years	$2,805	$159	$—	$2,964

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at September 30, 2009.

	Loss Position Less than 12 Months		Loss Position 12 Months or Longer		Total
	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses
Corporate bonds	$—	$—	$2,371	$(201)	$2,371	$(201)
Pooled trust preferred securities	—	—	5,618	(2,903)	5,618	(2,903)
Other equity investments	282	(52)	—	—	282	(52)

Total	$282	$(52)	$7,989	$(3,104)	$8,271	$(3,156)

The above table represents eight investment securities where the current value was less than the related amortized cost.

Included in the first table above are pooled trust preferred securities. Trust preferred securities are long-term (usually 30-year maturity) instruments with characteristics of both debt and equity, mainly issued by banks or their holding companies. All of the Company’s investments in trust preferred securities are of pooled issues, each consisting of 30 or more companies with geographic and size diversification. As of September 30, 2009, the Company had investments in five pooled trust preferred securities with an aggregate recorded book value of $8.5 million and an estimated fair value of $5.6 million. Two of the Company’s pooled trust preferred securities, aggregating $3.6 million are senior tranches and carry Moody’s ratings of A3 and Aa3 at September 30, 2009. The remaining three pooled trust preferred securities, aggregating $2.0 million are mezzanine tranches and are rated Ca by Moody’s, which is below investment grade. Although permitted by the debt instruments, as of September 30, 2009, none of the pooled trust preferred securities had begun to defer payments. In order to evaluate the pooled trust preferred securities to determine whether their declines in market value are other than temporary, management determines whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at September 30, 2009. Factors affecting the cash flow analyses include current deferrals and defaults within the pool, as well as estimates of anticipated defaults. Deferrals and defaults are assumed to have no recoveries. Discounted cash flow models incorporate various assumptions including average historical spreads, credit ratings, and liquidity of the underlying securities. In addition, management reviews trustee reports related to the pooled trust preferred securities in order to identify weaknesses and trends in the underlying issuer pool.

Based upon the analysis performed by management as of September 30, 2009, it is probable that two of the Bank’s pooled trust preferred securities will experience principal and interest shortfalls. The Company adopted a provision of GAAP which provides for the bifurcation of OTTI into two categories: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss) which is recognized in earnings and (b) the amount of total OTTI related to all other factors, which is recognized, net of income taxes, as a component of other comprehensive income (“OCI”). The Company recorded, during the twelve months ended September 30, 2009, an $853 (before tax) impairment not related to credit losses on its investment in two pooled trust preferred securities, through other comprehensive income rather than through earnings and a $438 (before tax) credit-related impairment on the same two pooled trust preferred securities, through earnings.

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

The following table details the rollforward of credit-related losses on pooled trust preferred securities recorded in earnings and as a component of OCI for the twelve months ended September 30, 2009:

	Gross OTTI	OTTI Included in OCI	OTTI Included in Earnings
October 1, 2008	$—	$—	$—
Additions:	1,291	853	438

Balance, September 30, 2009	$1,291	$853	$438

Also, for the twelve months ended September 30, 2009, the Company recorded a credit-related OTTI charge of $555 on its investment in a mutual fund.

At September 30, 2009, investment securities in a gross unrealized loss position for twelve months or longer consist of eight securities having an aggregate depreciation of 28.0% from the Company’s amortized cost basis. Fair values for certain pooled trust preferred securities were determined utilizing discounted cash flow models due to the absence of a current active and liquid market to provide reliable market quotes for the instruments. The Company’s analysis for each pooled trust preferred securities performed at the CUSIP level shows that the credit quality of the underlying bonds ranges from good to deteriorating. Credit risk does exist and the default of an individual issuer in a particular pool could affect the ultimate collectability of contractual amounts. The Company does not have the intent to sell these securities and it is more likely than not that it will not have to sell the securities before recovery of their cost bases. However, the Company will continue to review its investment portfolio to determine whether any particular impairment is other than temporary. Management does not believe that any individual unrealized loss as of September 30, 2009 represents an other-than-temporary impairment.

Proceeds from the sales of available-for-sale securities for the year ended September 30, 2009 totaled $5.3 million. Losses on sales of available-for-sale investment securities for the year ended September 30, 2009 totaled $79. Gains on sales of available-for-sale investment securities for the year ended September 30, 2009 totaled $63.

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, as of September 30, 2008 are as follows:

	September 30, 2008
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Approximate Fair Value
Available for Sale:
U.S. Government bonds
Over 10 years	$2,965	$7	$—	$2,972
Municipal obligations
5 to 10 years	2,901	55	(22)	2,934
Over 10 years	997	52	—	1,049
Corporate bonds
Less than 1 year	1,000	4	—	1,004
1 to 5 years	1,057	—	(107)	950
5 to 10 years	1,532	—	—	1,532
Pooled trust preferred securities	9,415	—	(2,835)	6,580
Mutual funds	8,563	8	—	8,571
Other equity investments	1,040	—	(87)	953

Total	$29,470	$126	$(3,051)	$26,545

Held to Maturity:
Municipal obligations
1 to 5 years	$1,537	$5	$(9)	$1,533
5 to 10 years	1,718	21	(1)	1,738

Total	$3,255	$26	$(10)	$3,271

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

Proceeds from the sales of available-for-sale securities for the twelve months ending September 30, 2008 totaled $556. Losses on sales of available-for-sale investment securities for the twelve months ending September 30, 2008 totaled $83. Gains on sales of available-for-sale investment securities for the twelve months ending September 30, 2008 totaled $68.

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

4. Mortgage-Related Securities

Mortgage-related securities available for sale and held to maturity are summarized as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Approximate Fair Value
Available for Sale:
FHLMC pass-through certificates	$17,757	$663	$(4)	$18,416
FNMA pass-through certificates	41,930	1,662	(3)	43,589
GNMA pass-through certificates	4,019	24	(14)	4,029
Collateralized mortgage obligations	20,277	243	(357)	20,163

Total	$83,983	$2,592	$(378)	$86,197

Held to Maturity:
FHLMC pass-through certificates	$7,258	$280	$—	$7,538
FNMA pass-through certificates	11,900	496	(5)	12,391

Total	$19,158	$776	$(5)	$19,929

Provided below is a summary of mortgage-related securities available for sale and held to maturity which were in an unrealized loss position at September 30, 2009.

	Loss Position Less than 12 Months		Loss Position 12 Months or Longer		Total
	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses
Pass-through certificates	$5,867	$(20)	$82	$(6)	$5,949	$(26)
Collateralized mortgage obligations	—	—	8,385	(357)	8,385	(357)

Total	$5,867	$(20)	$8,467	$(363)	$14,334	$(383)

The above table represents 20 mortgage-related securities for which the market value at September 30, 2009 was less than the amortized cost.

The Company reviews mortgage-related securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. The Company adopted a provision of GAAP which provides for the bifurcation of OTTI into two categories: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss) which is recognized in earnings and (b) the amount of total OTTI related to all other factors, which is recognized, net of income taxes, as a component of OCI. The Company recorded, during the year ended September 30, 2009 impairments aggregating $26 not related to credit losses on two of its private label collateralized mortgage obligations, through other comprehensive income rather than through earnings and credit-related impairments aggregating $184 on the same two private label collateralized mortgage obligations as well as the Company’s investment in four other private label collateralized mortgage obligations, through earnings.

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

The following table details the rollforward of credit-related losses on collateralized mortgage obligations recorded in earnings and as a component of OCI for the year ended September 30, 2009:

	Gross OTTI	OTTI Included in OCI	OTTI Included in Earnings
October 1, 2008	$—	$—	$—
Additions:	81	26	55

Balance, September 30, 2009	$81	$26	$55

Proceeds from the sales of available-for-sale mortgage-related securities for the year ended September 30, 2009 totaled $28.0 million. Gains on sales of available-for-sale mortgage-related securities for the year ended September 30, 2009 totaled $692, respectively. Losses on sales of available-for-sale mortgage-related securities for the year ending September 30, 2009 totaled $24.

At September 30, 2009, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of thirteen securities having an aggregate depreciation of 4.1% from the Company’s amortized cost basis. Management does not believe any individual unrealized loss as of September 30, 2009 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and private institutions. Management believes that the substantial majority of the unrealized losses associated with mortgage-related securities are attributable to changes in interest rates and conditions in the financial and credit markets not due to the deterioration of the creditworthiness of the issuer. The Company does not have the intent to sell these securities and it is more likely than not that it will not have to sell the securities before recovery of their cost bases. However, the Company will continue to review its investment portfolio to determine whether any particular impairment is other than temporary. Management does not believe that any individual unrealized loss as of September 30, 2009 represents an other-than-temporary impairment.

Mortgage-related securities available for sale and held to maturity are summarized as follows:

	September 30, 2008
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Approximate Fair Value
Available for Sale:
FHLMC pass-through certificates	$34,860	$117	$(175)	$34,802
FNMA pass-through certificates	41,982	235	(216)	42,001
GNMA pass-through certificates	1,669	10	—	1,679
Collateralized mortgage obligations	25,653	3	(1,161)	24,495

Total	$104,164	$365	$(1,552)	$102,977

Held to Maturity:
FHLMC pass-through certificates	$9,776	$42	$(84)	$9,734
FNMA pass-through certificates	15,582	3	(116)	15,469
Collateralized mortgage obligations	1	—	—	1

Total	$25,359	$45	$(200)	$25,204

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

For the year ended September 30, 2008, there were no sales of mortgage-related securities.

Mortgage-related securities with aggregate carrying values of $75,586 and $37,813 were pledged as collateral at September 30, 2009 and 2008, respectively, for municipal deposits and financings (see Notes 9 and 10).

5. Fair Value Measurement

The Company adopted new, generally accepted accounting principles related to Fair Value Measurements on October 1, 2008, which provides consistency and comparability in determining fair value measurements and provides for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities.

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

The following table presents information about the Company’s securities, mortgage servicing rights and impaired loans measured at fair value as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Fair Value Measurement at September 30, 2009 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value on a recurring basis:
Pass-through certificates	$66,034	$—	$66,034	$—
Collateralized mortgage obligations	20,163	—	20,163	—
Municipal obligations	9,713	—	9,713	—
Corporate bonds	8,023	—	8,023	—
Pooled trust preferred securities	5,618	—	—	5,618
Mutual funds	3,527	3,527	—	—
Other equity investments	282	282	—	—
Assets measured at fair value on a non-recurring basis:
Mortgage servicing rights	314	—	—	314
Impaired loans	6,667	—	6,667	—

The following table presents the changes in the Level 3 fair-value category for the year ended September 30, 2009. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available for Sale Securities
Beginning balance	$8,112
Total gains or losses (realized/unrealized)
Included in earnings	(438)
Included in other comprehensive income	(68)
Purchases, issuances and settlements	(456)
Transfers in and/or out of Level 3	(1,532)

Ending balance	$5,618

The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$438

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

Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair values of MSRs are obtained through independent third-party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value, including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market-driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level III.

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. These assets are included above as Level II fair values. The fair value consists of the loan balances of $7,934 less their valuation allowances of $1,267 at September 30, 2009.

6. Accrued Interest Receivable

The following is a summary of accrued interest receivable by category:

	September 30,
	2009	2008
Loans	$1,420	$1,415
Mortgage-related securities	407	535
Investment securities	516	502

Total	$2,343	$2,452

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

7. Loans Receivable

Loans receivable consist of the following:

	September 30,
	2009	2008
Single-family	$146,258	$145,626
Construction and land	28,984	27,493
Multi-family and commercial	67,241	54,419
Home equity and lines of credit	54,612	55,246
Consumer loans	2,030	1,330
Commercial loans	22,180	15,955

Total loans	321,305	300,069
Loans in process	(10,228)	(10,802)
Allowance for loan losses	(4,657)	(3,453)
Deferred loan costs	180	292

Loans receivable net	$306,600	$286,106

The Company originates loans primarily in its local market area of Delaware and Chester Counties, Pennsylvania to borrowers that share similar attributes. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

The Company participates in the origination and sale of fixed-rate single-family residential loans in the secondary market. The Company recognized gains on sale of loans held for sale of $125 and $9 for fiscal years ended September 30, 2009 and 2008, respectively.

The Company offers loans to its directors and senior officers on terms permitted by Regulation O promulgated by the Board of Governors of the Federal Reserve System. There were approximately $6,293 and $5,751 of loans outstanding to senior officers and directors as of September 30, 2009 and 2008, respectively. The amount of repayments during the years ended September 30, 2009 and 2008, totaled $4,450 and $1,149, respectively. There were $4,992 and $1,721 of new loans granted during fiscal years 2009 and 2008, respectively.

The Company had undisbursed portions under construction loans and consumer and commercial lines of credit as of September 30, 2009 and 2008 of $46,357 and $43,874, respectively.

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

The Company originates both adjustable and fixed interest rate loans and purchases mortgage-related securities in the secondary market. The originated adjustable-rate loans have annual and lifetime interest rate adjustment limitations and are generally indexed to U.S. Treasury securities plus a fixed margin. Future market factors may affect the correlation of the interest rate adjustment with rates the Company pays on the short-term deposits that have been the primary funding source for these loans. The adjustable-rate mortgage-related securities adjust to various national indices plus a fixed margin. At September 30, 2009, the composition of these loans and mortgage-related securities was as follows:

Fixed-Rate
Term to Maturity	Book Value
1 month to 1 year	$6,671
1 year to 3 years	9,178
3 years to 5 years	12,833
5 years to 10 years	80,683
Over 10 years	150,548

Total	$259,913

Adjustable-Rate
Term to Rate Adjustment	Book Value
1 month to 1 year	$94,407
1 year to 3 years	25,221
3 years to 5 years	31,216
5 years to 10 years	15,903

Total	$166,747

The following is an analysis of the allowance for loan losses:

	2009	2008
Beginning balance	$3,453	$3,322
Provisions charged to income	3,000	296
Charge-offs	(1,885)	(245)
Recoveries	89	80

Total	$4,657	$3,453

At September 30, 2009 and 2008, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $5,417 and $2,420, respectively. At September 30, 2009, non-performing loans consisted of loans that were both individually and collectively evaluated for impairment. Interest income of approximately $226 and $6, respectively, was not recognized as interest income due to the non-accrual status of loans during fiscal 2009 and 2008.

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

Loans collectively evaluated for impairment include residential real estate, home equity (including lines of credit) and consumer loans and are not included in the data that follow:

	September 30,
	2009	2008
Impaired loans with related allowance for loan losses	$4,536	$817
Impaired loans with no related allowance for loan losses	3,398	—

Total impaired loans	$7,934	$817

Valuation allowance related to impaired loans	$1,267	$370

At September 30, 2009 and 2008, the Company had impaired loans with a total recorded investment of $7,934 and $817, respectively, and an average recorded investment of $1,948 and $579, respectively. There was $20 and $59 of interest income recognized on these impaired loans during the years ended September 30, 2009 and 2008, respectively.

8. Office Properties and Equipment

Office properties and equipment are summarized by major classification as follows:

	September 30,
	2009	2008
Land and buildings	$7,959	$7,908
Furniture, fixtures and equipment	4,144	4,051

Total	12,103	11,959
Accumulated depreciation and amortization	(7,903)	(7,573)

Net	$4,200	$4,386

Depreciation expense amounted to $575 and $569 for the years ended September 30, 2009 and 2008, respectively.

The future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2009 are as follows:

September 30,
2010	$316
2011	143
2012	149
2013	153
2014	156
Thereafter	794

Total minimum future rental payments	$1,711

Leasehold expense was approximately $570 and $526 for the years ended September 30, 2009 and 2008, respectively.

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

9. Deposits

Deposits consist of the following major classifications:

	September 30,
	2009		2008
	Amount	Percent	Amount	Percent
Non-interest-bearing	$18,971	5.5%	$20,101	6.0%
NOW	73,620	21.2	70,344	21.3
Passbook	39,361	11.3	34,796	10.5
Money market	46,604	13.4	43,572	13.2
Certificates of deposit	168,568	48.6	162,051	49.0

Total	$347,124	100.0%	$330,864	100.0%

The weighted average interest rates paid on deposits were 1.78% and 2.69% for the years ended September 30, 2009 and 2008, respectively.

Included in deposits as of September 30, 2009 and 2008 were basic deposits of $100 or more totaling approximately $124,339 and $105,802, respectively, and retirement accounts of $250 or more totaling approximately $956 and $983, respectively. As of September 30, 2009, basic deposits and retirement accounts in excess of $250 are generally not federally insured.

At September 30, 2009 and 2008, the Company had pledged certain mortgage-related securities aggregating $75,586 and $37,813, respectively, as collateral for municipal deposits and financings.

A summary of scheduled maturities of certificates is as follows:

	September 30,
	2009	2008
Within one year	$123,080	$126,694
One to two years	24,908	19,774
Two to three years	4,837	3,570
Thereafter	15,743	12,013

Total	$168,568	$162,051

A summary of interest expense on deposits is as follows:

	Year Ended September 30,
	2009	2008
NOW	$437	$692
Passbook	244	340
Money market	683	961
Certificates of deposit	4,598	7,193

Total	$5,962	$9,186

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

10. Short-term and Other Borrowings

As of September 30, 2009 and 2008, the Company had $27.4 million and $33.5 million of short-term (one year or less) borrowings, respectively, of which $21.0 million and $29.9 million, respectively, were advances on a $100 million line of credit with FHLBank. The remaining short-term borrowings consisted of repurchase agreements with commercial customers.

A summary of short-term borrowings is as follows:

	September 30,
	2009	2008
FHLB overnight borrowings	$21,000	$29,900
Repurchase agreements	6,395	3,585

Total short-term borrowings	$27,395	$33,485

The following table sets forth information concerning short-term borrowings:

	September 30,
	2009	2008
Balance at year-end	$27,395	$33,485
Maximum amount outstanding at any month-end	44,729	33,485
Average balance outstanding during the year	8,763	2,427
Weighted-average interest rate:
As of year-end	0.71%	2.06%
Paid during the year	1.05%	2.51%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expenses divided by the related average balance.

The following table presents remaining periods until maturity of FHLBank long-term advances and other borrowings:

	September 30,
	2009	2008
Within one year	$20,009	$5,009
Over one year through five years	71,545	91,554
Over five years through ten years	11,099	11,111
Over 10 years	—	—

	$102,653	$107,674

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

The following table presents information concerning fixed-rate and convertible borrowings:

	Maturity range		Weighted average interest rate	Stated interest rate		September 30,
Description	from	to		from	to	2009	2008
Fixed	12/29/15	12/29/15	6.43%	6.43%	6.43%	$153	$174
Convertible	9/22/10	2/26/18	4.93%	2.98%	6.10%	102,500	107,500

						$102,653	$107,674

Included in the table above at September 30, 2009 and 2008 are $102,500 and $107,500, respectively, of FHLB advances whereby the FHLB has the option at predetermined times to convert the fixed interest rate to an adjustable interest rate tied to the London Interbank Offered Rate (LIBOR). At September 30, 2009, substantially all the FHLB advances with the convertible feature are subject to conversion in fiscal 2010. The Company then has the option to prepay these advances if the FHLB converts the interest rate. These advances are included in the periods in which they mature rather than the period in which they can be converted.

Advances from the FHLB are collateralized by all FHLB stock, which is carried at cost, owned by the Bank in addition to a blanket pledge of eligible assets in an amount required to be maintained so that the estimated fair value of such eligible assets exceeds, at all times, 110% of the outstanding advances.

11. Income Taxes

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

Retained earnings at September 30, 2009 and 2008 included approximately $2,500 representing bad debt deductions for which no income tax has been provided.

Income tax (benefit) expense is comprised of the following:

	Year Ended September 30,
	2009	2008
Federal:
Current	$(52)	$63
Deferred	(780)	(338)
State	(10)	4

Total	$(842)	$(271)

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

The tax effect of temporary differences that give rise to significant portions of the deferred tax accounts, calculated at 34%, is as follows:

	September 30,
	2009	2008
Deferred tax assets:
Accelerated depreciation	$447	$436
Allowance for loan losses	1,583	1,174
Unrealized loss on available for sale securities	—	1,399
Other-than-temporary impairments	769	647
Net operating loss carryforwards	541	523
Capital loss carryforwards	296	—
Alternative minimum tax credits	558	366
Accrued expenses	599	668

Total gross deferred tax assets	4,793	5,213
Valuation allowance	(695)	(498)

Total net deferred tax assets	$4,098	$4,715

Deferred tax liabilities:
Deferred loan fees	$(287)	$(314)
Unrealized gain on available for sale securities	(44)
Other	(107)	(78)

Total gross deferred tax liabilities	(438)	(392)

Net deferred tax assets	$3,660	$4,323

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income. The Company established a valuation allowance during the years ended September 30, 2009 and 2008 for other-than–temporary impairments related to investments in certain mutual funds and the capital loss carryforward.

The Company has alternative minimum tax credit carryforwards of approximately $558,000 at September 30, 2009. These credits have an indefinite carryforward period. The Company also has a $1.6 million net operating loss carryforward that will begin to expire in the year 2026.

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

The Company’s effective tax rate is less than the statutory federal income tax rate for the following reasons:

	Year Ended September 30,
	2009		2008
	Amount	Percentage of Pretax Income	Amount	Percentage of Pretax Income
Tax at statutory rate	$(824)	(34.0)%	$(435)	(34.0)%
Increase (decrease) in taxes resulting from:
Valuation allowance	197	8.1	498	39.0
Tax exempt interest, net	(56)	(2.3)	(50)	(3.9)
Increase in cash surrender value	(150)	(6.2)	(241)	(18.9)
Dividend received deduction	(3)	(0.1)	(6)	(0.5)
Other	(6)	(0.3)	(37)	(2.9)

Total	$(842)	(34.8)%	$(271)	(21.2)%

12. Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of tangible and core capital (as defined in the regulations) to adjusted assets (as defined), and of Tier I and total capital (as defined) to average assets (as defined). Management believes, as of September 30, 2009, that the Bank met all regulatory capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Required for Capital Adequacy Purpose		Well Capitalized Under Prompt Corrective Action
	Amount	Percentage	Amount	Percentage	Amount	Percentage
At September 30, 2009:
Core Capital (to Adjusted Tangible Assets)	$43,308	8.23%	$21,049	4.0%	$26,312	5.0%
Tier I Capital (to Risk-Weighted Assets)	43,308	12.75	N/A	N/A	20,380	6.0
Total Capital (to Risk-Weighted Assets)	46,761	13.77	27,174	8.0	33,967	10.0
Tangible Capital (to Tangible Assets)	43,270	8.22	7,893	1.5	N/A	N/A

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

	Actual		Required for Capital Adequacy Purpose		Well Capitalized Under Prompt Corrective Action
	Amount	Percentage	Amount	Percentage	Amount	Percentage

At September 30, 2008:
Core Capital (to Adjusted Tangible Assets)	$44,234	8.46%	$20,911	4.0%	$26,139	5.0%
Tier I Capital (to Risk-Weighted Assets)	44,234	14.02	N/A	N/A	18,935	6.0
Total Capital (to Risk-Weighted Assets)	47,322	14.99	25,247	8.0	31,559	10.0
Tangible Capital (to Tangible Assets)	44,167	8.45	7,841	1.5	N/A	N/A

On February 13, 2006, the Bank entered into a supervisory agreement with the OTS. The supervisory agreement requires the Bank, among other things, to maintain a minimum core capital and total risk-based capital ratios of 7.5% and 12.5%, respectively. At September 30, 2009, the Bank was in compliance with such requirement.

The Company’s capital at September 30, 2009 and 2008 for financial statement purposes differs from core (leverage) and Tier-1 risk-based capital amounts by approximately $9,692 and $11,938, respectively, representing the inclusion for regulatory capital purposes of unrealized losses on securities available for sale and a portion of capital securities (see Note 17) that qualifies as regulatory capital as well as adjustments to the Bank’s capital that do not affect the parent company.

The following table outlines the adjustments made to the Bank’s capital to compute Tier-1, core and tangible capital.

	At September 30,
	2009	2008
Total equity capital	$43,430	$41,577
Accumulated other comprehensive loss (gain)	(122)	2,657

Tier 1 and core capital	43,308	44,234
Less: Disallowed servicing rights	(38)	(67)

Tangible capital	43,270	44,167

Tier 1 and core capital	43,308	44,234
General allowance for loan and lease losses	3,390	3,083
Unrealized gains on equity securities	63	5

Total risk-based capital	$46,761	$47,322

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

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

The principal source of cash flow for the Company is dividends from the Bank. Various federal banking regulations and capital guidelines limit the amount of dividends that may be paid to the Company by the Bank. Future payment of dividends by the Bank is dependent on individual regulatory capital requirements, levels of profitability, and safety and soundness concerns. Under current regulatory requirements of the OTS and the terms of the supervisory agreement, the Bank is required to apply for approval to dividend funds to the Company. No assurances can be given that such approval, if requested, would be granted. In addition, loans or advances made by the Bank to the Company are generally limited to 10 percent of the Bank’s capital stock and surplus on a secured basis, subject to compliance with various collateral and other requirements. Accordingly, at September 30, 2009, funds potentially available for loans or advances by the Bank to the Company amounted to $4,343.

13. Employee Benefits

401(k) Profit Sharing Plan

The Bank’s 401(k) profit sharing plan covers substantially all full-time employees of the Company and provides for pre-tax contributions by the employees with matching contributions at the discretion of the Board of Directors determined at the beginning of the calendar year. All amounts are fully vested. The plan is operated on a calendar year basis. For calendar years 2008 and 2007, the Company matched twenty-five cents for every dollar contributed up to 5% of a participant’s salary. The profit sharing expense for the plan was $31 and $32 for the years ended September 30, 2009 and 2008, respectively.

Employee Stock Ownership Plan

In connection with the Conversion, the Company established an employee stock ownership plan (“ESOP”) for the benefit of eligible employees. The Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, this difference is charged or credited to equity as additional paid-in capital. Management expects the recorded amount of expense in any given period to fluctuate from period to period as continuing adjustments are made to reflect changes in the fair value of the ESOP shares. The Company’s ESOP, which is internally leveraged, does not report the loans receivable extended to the ESOP as assets and does not report the ESOP debt due the Company. At September 30, 2009, 222,093 shares were committed to be released, of which 6,516 shares have not yet been allocated to participant accounts. The fair value of unreleased ESOP shares was $898,000 at September 30, 2009. The total number of shares held in the ESOP at such date was 101,470 shares. The Company recorded compensation and employee benefit expense related to the ESOP of $71 and $91 for the years ended September 30, 2009 and 2008, respectively.

Recognition and Retention Plan

Under the 1995 Recognition and Retention Plan and Trust (the “RRP”), there are 81,600 shares authorized to be issued pursuant to grants under the RRP. At September 30, 2006, the Company had awarded 81,522 shares to the Company’s non-employee directors and executive officers subject to vesting and other provisions of the RRP. At September 30, 2009, 81,146 shares granted to the plan participants had vested and been distributed.

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

The following table summarizes transactions regarding restricted stock plans:

	Number of Restricted Shares	Weighted Average Grant Date Price per share
Non-vested shares at October 1, 2008	902	$20.44
Granted	—	—
Vested	(449)	20.44
Cancelled	(77)	19.75

Non-vested shares at September 30, 2009	376	20.58

Stock Option Plans

Under the 1995 Stock Option Plan (the “Option Plan”), common stock totaling 272,000 shares was reserved for issuance pursuant to the exercise of options. The ability to grant options under the Option Plan expired in July 2005. Options granted pursuant to the Option Plan, prior to such date, remain exercisable according to the terms of their issuance. During fiscal year 1999, stockholders approved the adoption of the 1998 Stock Option Plan (“1998 Option Plan”) (collectively with the Option Plan, the “Plans”) pursuant to which an additional 111,200 shares of common stock were reserved for issuance of which no shares were available for future grant at September 30, 2009. The ability to grant options under the 1998 Option Plan expired in November 2008. Options covering an aggregate of 369,577 shares have been granted to the Company’s executive officers, non-employee directors and other key employees, subject to vesting and other provisions of the Plans. At September 30, 2009 and 2008 the number of shares covered by options exercisable at such dates was 10,466 and 42,566, respectively, and the weighted average exercise price of those options was $14.64 and $13.00, respectively.

The fair value of the stock option grants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2009
Expected dividend yield	0.19%
Expected volatility	39.97%
Risk-free interest rate	3.17%
Expected option life in years	6.5

The following table summarizes transactions regarding the stock option plans:

	Number of Option Shares	Exercise Price Range	Weighted Average Exercise Price per share
Outstanding at October 1, 2007	50,956	$10.13 – 16.15	$12.89
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Forfeited	(8,390)	10.13 – 12.88	12.29

Outstanding at September 30, 2008	42,566	$10.13 – 16.15	$13.00

Granted	16,000	8.50 – 8.50	8.50
Exercised	—	—	—
Cancelled	—	—	—
Forfeited	(32,100)	10.13 – 16.15	12.47

Outstanding at September 30, 2009	26,466	$8.50 – 16.15	$10.93

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

During the year ended September 30, 2009, the Company recorded $10 of share-based compensation expense. There was no share-based compensation expense recorded for the year ended September 30, 2008. Expected future expense relating to the 16,000 non-vested options outstanding as of September 30, 2009, is $50 over the remaining vesting period of 4.17 years.

The weighted average grant date fair value of the Company’s non-vested options as of September 30, 2009 was $3.77.

A summary of the range of exercise prices of outstanding options at September 30, 2009 is as follows:

Number of Option Shares	Exercise Price Range	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
16,000	$ 8.00 – 10.00	9.17	$8.50
2,000	10.00 – 12.00	0.99	10.13
2,866	14.00 – 16.00	2.98	14.84
5,600	16.00 – 18.00	3.00	16.15

26,466	$8.50 – 16.15	6.57	$10.93

The total intrinsic value of options outstanding and exercisable was $6 and $0, respectively, at September 30, 2009.

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

For the fiscal years ended September 30, 2009 and 2008, the pension expense relating to supplemental retirement benefits was approximately $210 and $215, respectively.

The Bank also provides supplemental retirement benefits to certain directors and Advisory Board members. The expense relating to these arrangements was approximately $46 and $94 for the years ended September 30, 2009 and 2008, respectively.

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

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

14. Commitments and Contingencies

The Bank has outstanding commitments to originate loans, excluding undisbursed portion of loans in process and equity lines of credit, of approximately $2,197 and $2,777 as of September 30, 2009 and 2008, respectively, all of which are expected to be funded within four months. Of these commitments outstanding, the breakdown between fixed and adjustable-rate loans is as follows:

	September 30,
	2009	2008
Fixed-rate (ranging from 4.38% to 7.50%)	$1,948	$1,030
Adjustable-rate	249	1,747

Total	$2,197	$2,777

Depending on cash flow, interest rate, risk management and other considerations, longer term fixed-rate residential loans originated prior to February 2006 were sold in the secondary market. Currently, the Bank sells certain 30-year fixed residential mortgages to the secondary market. There were an aggregate of approximately $0 and $100 in outstanding commitments to sell such loans at September 30, 2009 and 2008, respectively.

The Bank issues letters of credit to its commercial customers which are commitments to guarantee the performance of the customer to a third party. There were $315 and $495 outstanding letters of credit at September 30, 2009 and 2008, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

As of September 30, 2009, the Bank had the ability to obtain up to $68,537 in additional advances from the FHLBank Pittsburgh.

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

One of the Company’s board members has an interest in an insurance agency, First Keystone Insurance Services, LLC in which one of the Bank’s subsidiaries has a 51% ownership interest.

16. Fair Value of Financial Instruments

The estimated fair value amounts have been determined by the Company using available market information and the accounting standards and methodologies prescribed by ASC 825 (FAS 107) and not to the accounting standards and methodologies prescribed by ACS 820 (FAS 157). However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

	September 30,
	2009		2008
	Carrying/ Notional Amount	Estimated Fair Value	Carrying/ Notional Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$47,658	$47,658	$39,320	$39,320
Investment securities	30,369	30,528	29,800	29,816
Loans, net	306,600	316,975	286,106	288,993
Mortgage-related securities	105,355	106,126	128,336	128,181
FHLB stock	7,060	7,060	6,995	6,995
Mortgage servicing rights	314	314	305	305
Accrued interest receivable	2,343	2,343	2,452	2,452
Liabilities:
Passbook deposits	39,361	39,361	34,796	34,796
NOW and money market deposits	120,224	120,224	113,916	113,916
Certificates of deposit	168,568	171,759	162,051	163,076
Short-term borrowings	27,395	27,395	33,485	33,485
Other borrowings	102,653	107,749	107,674	111,379
Junior subordinated debentures	11,646	9,650	11,639	9,650
Accrued interest payable	2,110	2,110	1,886	1,886

The fair value of cash and cash equivalents is their carrying value due to their short-term nature. The fair value of investment and mortgage-related securities is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services. Prices on trust preferred securities were calculated based on credit and prepayment assumptions. The present value of the projected cash flows was calculated using a discount rate equal to the current yield used to accrete the beneficial interest plus a liquidity and credit premium to reflect higher credit spreads due to economic stresses in the marketplace and lower credit ratings. The fair value of loans and mortgage servicing rights are estimated, based on present values using approximate current entry value interest rates, applicable to each category of such financial instruments. The fair value of FHLB stock approximates its carrying amount.

The fair value of NOW deposits, money market deposits and passbook deposits is the amount reported in the financial statements. The fair value of certificates of deposit, junior subordinated debentures and borrowings is based on a present value estimate, using rates currently offered for deposits and borrowings of similar remaining maturity. The fair value for accrued interest receivable and payable and short-term borrowings approximates their carrying value.

Fair values for off-balance sheet commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standings.

No adjustment was made to the entry-value interest rates for changes in credit performing commercial real estate and business loans, construction loans, and land loans for which there are no known credit concerns. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the performing commercial, construction, and land loan portfolios for which there are no known credit concerns, result in a fair valuation of such loans on an entry-value basis. The fair value of non-accrual loans, with a recorded book value of approximately $3,876 and $985 as of September 30, 2009 and 2008, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

would be applied in the marketplace for such loans. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2009 and 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2009 and 2008 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

17. Capital Securities

On August 21, 1997, First Keystone Capital Trust I (the “Trust”), a trust formed under Delaware law, that is a subsidiary of the Company, issued $16.2 million of preferred securities (the “Preferred Securities”) at an interest rate of 9.7%, with a scheduled maturity of August 15, 2027. The Company owns all the common stock of the Trust. The proceeds from the issue were invested in junior subordinated debentures (the “Debentures”) issued by the Company. The Debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. On November 15, 2001 and June 25, 2008, the Company purchased $3.5 million and $1.5 million, respectively, of the Preferred Securities. Debentures represent the sole assets of the Trust. Interest on the Preferred Securities is cumulative and payable semiannually in arrears. The Company has the option, subject to required regulatory approval, if any, to prepay the securities. The Company has, under the terms of the Debentures and the related Indenture as well as the other operative corporate documents, agreed to irrevocably and unconditionally guarantee the Trust’s obligations under the Debentures. In 1997, the Company made a capital contribution of approximately $6.0 million to the Bank using a portion of the net proceeds from the issuance of the Debentures to support the Bank’s lending activities.

On November 28, 2001, First Keystone Capital Trust II (the “Trust II”), a trust formed under Delaware law, that was a subsidiary of the Company, issued $8.0 million of securities (“Preferred Securities II”) in a pooled securities offering at a floating rate of 375 basis points over the six month LIBOR with a maturity date of December 8, 2031. The proceeds from the issue were invested in junior subordinated debentures (the “Debentures II”) issued by the Company. The Debentures II are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. In June 2007, with the net proceeds from the private placement offering, the Trust II redeemed $6.0 million of Preferred Securities II in tandem with redeeming a like amount of Debentures II. Subsequently, in June 2008, the Company redeemed the remaining $2.0 million of Preferred Securities II as well as the Debentures II. The Trust II has been liquidated.

The junior subordinated debentures issued by the Company to the Issuer Trusts, totaling $11.6 million are reflected in the Company’s consolidated statements of financial condition in the liabilities section at both September 30, 2009 and 2008, under the caption “Junior Subordinated Debentures.” The Company records interest expense on the corresponding debentures in its consolidated statements of operations. The Company also recorded the common capital securities issued by the Issuer Trusts in “Prepaid expenses and other assets” in its consolidated statements of financial condition at September 30, 2009 and 2008.

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

18. Parent Company Only Financial Information

Condensed financial statements of First Keystone Financial, Inc. are as follows:

Condensed Statements of Financial Condition

	September 30,
	2009	2008
Assets:
Interest-bearing deposits	$703	$1,222
Investment securities available for sale	682	953
Investment in subsidiaries	44,214	42,433
Other assets	501	138

Total assets	$46,100	$44,746

Liabilities and Stockholders’ Equity:
Junior subordinated debentures	$11,646	$11,639
Other liabilities	838	811

Total liabilities	12,484	12,450
Stockholders’ equity	33,616	32,296

Total liabilities and stockholders’ equity	$46,100	$44,746

Condensed Statements of Operations

	Year Ended September 30,
	2009	2008
Interest and dividend income:
Dividends from subsidiary	$—	$4,903
Loans to ESOP	209	217
Interest and dividends on investments	15	36
Interest on deposits	17	17

Total interest and dividend income	241	5,173
Interest on debt and other borrowed money	1,142	1,371

Net interest income	(901)	3,802
Other income	58	67
Operating expenses	52	96
Equity in earnings of subsidiaries	(998)	(5,153)

Loss before income tax benefit	(1,893)	(1,380)
Income tax benefit	(312)	(372)

Net loss	$(1,581)	$(1,008)

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

Condensed Statements of Cash Flows

	Year Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,581)	$(1,008)
Adjustment to reconcile net loss to cash provided by (used in) operations:
Equity in earnings of subsidiaries	998	5,153
Shared-based compensation	10	—
Amortization of ESOP	90	101
Gain on sales of investment securities available for sale	(59)	(57)
Amortization (accretion) of premiums and discounts	7	2
Decrease (increase) in other assets	(363)	55
Increase (decrease) in other liabilities	16	(58)

Net cash (used in) provided by operating activities	(882)	4,188

Cash flows from investing activities:
Return of investment in First Keystone Capital Trust II	—	63
Proceeds from sale of investments available for sale	363	57

Net cash provided by investing activities	363	120

Cash flows from financing activities:
Purchase of trust preferred securities	—	(1,565)
Retirement of junior subordinated debentures	—	(2,062)

Net cash used in financing activities	—	(3,627)

(Decrease) increase in cash	(519)	681
Cash at beginning of year	1,222	541

Cash at end of year	$703	$1,222

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

19. Quarterly Financial Data (Unaudited)

Unaudited quarterly financial data for the years ended September 30, 2009 and 2008 is as follows:

	2009				2008
	1st QTR	2nd QTR	3rd QTR	4th QTR	1st QTR	2nd QTR	3rd QTR	4th QTR
Interest income	$6,224	$5,894	$6,037	$6,014	$6,736	$6,662	$6,529	$6,450
Interest expense	3,403	3,064	2,999	2,920	4,270	4,162	3,931	3,612

Net interest income	2,821	2,830	3,038	3,094	2,466	2,500	2,598	2,838
Provision for loan losses	75	700	750	1,475	42	14	—	240

Net interest income after provision for loan losses	2,746	2,130	2,288	1,619	2,424	2,486	2,598	2,598
Non-interest income	433	(165)	562	1,002	762	708	703	(1,250)
Non-interest expense	3,149	3,173	3,443	3,273	2,941	2,982	3,037	3,347

Income (loss) before income tax expense (benefit)	30	(1,208)	(593)	(652)	245	212	264	(1,999)
Income tax expense (benefit)	93	(402)	(240)	(293)	13	5	21	(309)

Net income (loss)	$(63)	$(806)	$(353)	$(359)	$232	$207	$243	$(1,690)

Per Share:
Earnings per share—basic	$(0.03)	$(0.35)	$(0.15)	$(0.15)	$0.10	$0.09	$0.10	$(0.73)
Earnings per share—diluted	$(0.03)	$(0.35)	$(0.15)	$(0.15)	$0.10	$0.09	$0.10	$(0.73)
Dividends per share	—	—	—	—	—	—	—	—

Earnings per share are computed independently for each period presented. Consequently, the sum of the quarters may not equal the total earnings per share for the year.

20. Subsequent Events

On November 3, 2009, the Company announced that it had signed a definitive agreement (the “Merger Agreement”) to merge with and into Bryn Mawr Bank Corporation (“BMBC”). Concurrent with the Merger, the Bank will merge with and into The Bryn Mawr Trust Company (“BMT”), which is a wholly owned subsidiary of BMBC (the “Bank Merger”).

Under the terms of the Merger Agreement, shareholders of the Company will receive 0.6973 shares (the “Exchange Ratio”) of BMBC stock for each share of Company common stock they own plus $2.06 per share cash consideration (“Per Share Cash Consideration”), each subject to adjustment as described below. The Exchange Ratio and Per Share Cash Consideration are subject to downward adjustment in the event that the Company’s delinquencies, as defined in the Merger Agreement, are equal to or greater than $10,500,000 as of the month end prior to the closing.

Consummation of the Merger, which is expected to occur in the second calendar quarter of 2009, is subject to certain conditions, including, among others, approval of the Merger by shareholders of the Company, governmental filings and regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of the other party, effectiveness of the registration statement to be filed with the

FIRST KEYSTONE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

SEC to register shares of BMBC common stock to be offered to Company shareholders, absence of a material adverse effect, receipt of tax opinions, and obtaining material permits and authorizations for the lawful consummation of the Merger and the Bank Merger.

The Company assessed events occurring subsequent to September 30, 2009, through December 18, 2009, for potential recognition and disclosure in the consolidated financial statements. No other events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued December 18, 2009.

****

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable

Item 9A(T).	Controls and Procedures.

(a)	Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are designed to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2009.

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

(c)	No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) occurred during the fourth fiscal quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

There is no information to be reported on Form 8-K during the fourth quarter of fiscal 2009 that has not already been reported pursuant thereto.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Articles of Incorporation of the Company provide that the Board of Directors of the Company shall be divided into four classes that are as equal in number as possible, and that members of each class of directors are to be elected for a term of four years. One class is to be elected annually. A majority of the members of the Company’s Board of Directors are independent based on an assessment of each member’s qualifications by the Board, taking into consideration the Nasdaq Stock Market’s requirements for independence.

The Company’s Board currently consists of nine members. No directors or executive officers of the Company are related to any other director or executive officer of the Company by blood, marriage or adoption except for Donald G. Hosier, Jr. and Robert R. Hosier (who serves as a Senior Vice President of the Bank) who are brothers.

The following tables present information concerning the nominee for director of the Company and each director of the Company whose term continues, including such person’s tenure as a director of the Bank (if applicable). Ages are reflected as of September 30, 2009.

Name (Age)	Principal Occupation During the Past Five Years	Director Since
Hugh J. Garchinsky (59)	Director; President and Chief Executive Officer of the Company and the Bank since January 20, 2009. Previously, Mr. Garchinsky served as Senior Vice President and Chief Financial Officer of the Company and the Bank from August 2008 to January 2009. Mr. Garchinsky was self-employed from May 2007 until he joined the Bank in June 2008. Previously, Mr. Garchinsky was President of the Peoples Division of National Penn Bank from June 2004 until April 2007.	2009

Donald S. Guthrie (74)	Chairman of the Board; interim Chief Executive Officer from August 2008 until January 20, 2009; served as President of the Company from 1994 until 2002 and served as Chief Executive Officer from 2002 until 2005; served as President and Chief Executive Officer of the Bank from 1993 until 2005; previously a member of the law firm of Jones, Strohm & Guthrie, P.C., Media, Pennsylvania.	1994

Bruce C. Hendrixson (65)	Director; Owner of Garnet Ford and Garnet Volkswagen, Chester County, Pennsylvania.	2003

Donald G. Hosier, Jr. (54)	Director; President of First Keystone Insurance Services, LLC, a subsidiary of the Bank, and a principal with Montgomery Insurance Services, Inc., Media, Pennsylvania, an insurance brokerage firm.	2001

Edmund Jones (91)	Director; former Chairman of the Board of the Bank from 1979 until 1993; member of the law firm of Jones, Strohm & Guthrie, P.C., Media, Pennsylvania.	1947

Jerry A. Naessens, CPA (73)	Director; retired former Chief Financial Officer of Thistle Group Holdings Co., Philadelphia, Pennsylvania from 1996 to 2002 and President of Roxborough-Manayunk Bank, Philadelphia, Pennsylvania from 2001 to 2002 and Chief Financial Officer of Roxborough-Manayunk Bank from 1991 to 2001.	2004

Name (Age)	Principal Occupation During the Past Five Years	Director Since
Bruce E. Miller (48)	Director; Owner of Northeast Open MRI, Inc., Chestnut Hill Open MRI, Inc., Northeast PET Imaging, LLC, Imaging Management Associates LLC and Delaware County Open MRI, LLC.	2009

William J. O’Donnell, CPA (42)	Director; Corporate Solutions Manager/IT Group with Wawa, Inc., Wawa, Pennsylvania since 2003; served in various positions at Wawa from 2000 to 2003; served as Information Technology Manager with Vlasic Foods International, Cherry Hill, New Jersey from 1998 to 2000; former Information Technology Project Leader with ARCO Chemical Co., Newtown Square, Pennsylvania.	2002

Nedret E. Vidinli (42)	Director; Managing Director, FSI Group, LLC since 2006; from 2002 to 2006 served as Vice President and Senior Analyst at Financial Stocks, Inc.; from 2000 to 2002, served as Vice President, Dresdner Kleinwort Wasserstein, the investment banking arm of Dresdner Bank.	2007

Executive Officers Who Are Not Also Directors. Set forth below is information with respect to the principal occupations during at least the last five years for the six executive officers of the Company and/or the Bank who do not also serve as directors. There are no arrangements or understandings between a director of the Company and any other person pursuant to which such person was elected an executive officer of the Company. Ages are reflected as of September 30, 2009.

Dennis G. Clark. Age 56. Mr. Clark has served as Senior Vice President and Chief Lending Officer of the Bank since May 2008 and previously worked at the Bank as Senior Vice President and Chief Credit Officer from June 2007 until May 2008 and prior thereto as Senior Credit Underwriter from April 2007 until June 2007; he was Vice President, Centralized Lending, at Sovereign Bank in Villanova, Pennsylvania from September 2005 to April 2007; from September 2003 to September 2005 he was Vice President, Relationship Manager, at Madison Bank in Blue Bell, Pennsylvania; and from February 1995 to September 2003 he was Vice President/Director of Commercial Lending at Abington Bank in Jenkintown, Pennsylvania.

Terry D. Crain. Age 48. Mr. Crain has served as Senior Vice President, Internal Auditor/Compliance Officer/Security Officer since August 2007; he has served in various capacities since joining the Bank in 2001 including Vice President/Internal Auditor/Compliance Officer/Security Officer since June 2007, Vice President/Internal Auditor/Compliance Officer since October 2005 and as Administrative Vice President/Internal Auditor/Compliance Officer since November 2001; prior to November 2001, he was a member of the law firm of Jones, Strohm, Crain & Guthrie, P.C., now known as Jones, Strohm & Guthrie, P.C., Media, Pennsylvania.

Robert R. Hosier. Age 48. Mr. Hosier has served as Senior Vice President of Information Technology since July 2002 and has been employed in various capacities at the Bank since 1983.

David M. Takats. Age 46. Mr. Takats has served as Senior Vice President and Chief Financial Officer of the Company and the Bank since August 11, 2009. Previously, Mr. Takats served as Vice President and Controller of the Company and the Bank from July 2008 to August 2009 and as Administrative Vice President and Controller from May 2005 to July 2008 and, prior thereto, as Administrative Vice President and Accounting Manager.

Robin G. Otto. Age 51. Ms. Otto has served as Senior Vice President of Retail Delivery of the Bank since May 2005; from December 2002 until May 2005, she served as Senior Vice President of Marketing and Business Development; previously marketing consultant with Palindrome Consulting, Glen Mills, Pennsylvania from August 1996 to December 2002; and prior thereto, Ms. Otto served as an officer of the Bank.

Carol Walsh. Age 61. Ms. Walsh has served as Senior Vice President, Human Resources and Corporate Secretary since July 2007 and as Senior Vice President and Corporate Secretary since 1991. She has been employed in various capacities at the Bank since 1970.

Audit Committee. The Audit Committee consists of Messrs. Hendrixson, Naessens (Chairman) and O’Donnell. The Audit Committee reviews the records and affairs of the Company, engages the Company’s independent registered public accounting firm, reviews the annual financial statements including the Form 10-K, meets with the Company’s outsourced internal auditor, and reviews its reports. All of the members of the Audit Committee are independent as such term is currently defined in the Nasdaq Stock Market’s listing standards (“Nasdaq Independence Rules”) and the regulations of the Securities and Exchange Commission (the “SEC”). The Audit Committee meets on a quarterly and on an as needed basis and met four times in fiscal 2009. The Board of Directors of the Company has adopted an amended and restated Audit Committee Charter, which is available at the Company’s website at www.firstkeystone.com by clicking on “Investor Information.”

The Board of Directors has determined that Mr. O’Donnell, a member of the Audit Committee, meets the requirements adopted by the SEC for qualification as an audit committee financial expert. An audit committee financial expert is defined as a person who has the following attributes: (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity or accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant’s financial statements, or experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal controls and procedures for financial reporting; and (v) an understanding of audit committee functions.

The identification of a person as an audit committee financial expert does not impose on such person any duties, obligations or liability that are greater than those that are imposed on such person as a member of the Audit Committee and the Board of Directors in the absence of such identification. Moreover, the identification of a person as an audit committee financial expert for purposes of the regulations of the SEC does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board of Directors. Finally, a person who is determined to be an audit committee financial expert will not be deemed an “expert” for purposes of Section 11 of the Securities Act of 1933.

Code of Ethics. The Company has adopted a code of conduct and ethics, which applies to its senior financial officers, including its principal executive officer and principal financial officer. The code of conduct and ethics is available on our website at www.firstkeystoneonline.com under the “Investor Information” tab.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors, and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. We know of no person who owns 10% or more of our common stock.

Based solely on our review of the copies of such forms furnished to us, or written representations from our officers and directors, we believe that during, and with respect to, the fiscal year ended September 30, 2009, our officers and directors complied in all respects with the reporting requirements promulgated under Section 16(a) of the Securities Exchange Act of 1934.

Item 11.	Executive Compensation

Executive Compensation

Summary Compensation Table. The following table shows the compensation paid by the Company to its President and Chief Executive Officer and two other most highly paid officers for the years ended September 30, 2009 and 2008.

The following table sets forth a summary of certain information concerning the compensation paid or earned by those persons serving as our principal executive officer during 2009 and our two other executive officers whose total compensation for fiscal 2009 exceeded $100,000 (referred to as the named executive officers. Other than Mr. Guthrie, none of such officers received any compensation from the Company.

Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Stock Awards	Option Awards(2)	Non- Equity Incentive Plan Compen- sation	Nonqualified Deferred Compensation Earnings	All Other Compen- sation(3)	Total
Donald S. Guthrie(4)	2009	$—	$—	$—	$—	$—	$—	$381,903	$381,903
Chairman and Interim Chief Executive Officer	2008	—	—	—	—	—	—	390,558	390,558

Hugh J. Garchinsky	2009	196,131	—	—	—	—	—	16,344	212,475
President and Chief Executive Officer(5)	2008	26,923			—			2,030	28,953

Dennis Clark	2009	144,423	—	—	4,713	—	—	8,578	157,714
Senior Vice President/Chief Lending Officer	2008	129,808	—	—	—	—	—	5,204	135,502

Robin G. Otto	2009	118,096	—	1,583	1,257	—	—	12,850	133,786
Senior Vice President/Retail Delivery	2008	114,246	—	—	—	—	—	9,436	123,682

(1)	The amounts disclosed include amounts deferred or contributed to the Bank’s 401(k) plan.
(2)

Reflects the amount expensed in accordance with FASB ASC 718, Compensation—Stock Compensation. For a discussion of the assumptions used to establish the valuation of the stock options, reference is made to Note 13 of the Notes to Consolidated Financial Statements of First Keystone Financial, Inc. included as Item 8 in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009. The Company uses the Black-Scholes option valuation methodology to establish the values of options. In calculating the value of stock awards, the Company has disregarded any estimate of forfeitures related to service-based vesting conditions. There were no forfeitures for fiscal 2009 with respect to the named executive officers.

(3)

Mr. Guthrie received no compensation for service as interim Chief Executive Officer. Under the terms of Mr. Guthrie’s previously disclosed Retirement Agreement, Mr. Guthrie receives an annual retainer of $15,000 for serving as Chairman of the Board. He also receives consulting fees totaling $150,000 per year pursuant to the terms of such agreement. Mr. Guthrie also received board and committee fees totaling $26,800 in fiscal 2009. Such amount also includes health, dental and long-term care insurance premiums, club dues, automobile expenses and accrual expense with respect to the retirement benefits to be paid to Mr. Guthrie commencing in 2010. With respect to the other named executive officers, includes certain insurance benefits, automobile expense and, in the case of Mr. Clark and Ms. Otto, ESOP and 401(k) plan contributions.

(4)	Mr. Guthrie served as interim Chief Executive Officer from August 15, 2008 until January 20, 2009.
(5)

Mr. Garchinsky became President and Chief Executive Officer on January 20, 2009. He joined the Bank in June 2008 and served as Senior Vice President and Chief Financial Officer from August 2008 until January 2009.

Grants of Plan-Based Awards

During fiscal 2009, stock options were granted to Mr. Clark and Ms. Otto. No grants were made to Messrs. Guthrie or Garchinsky. On November 21, 2008, options to acquire 7,500 shares and 2,000 shares were granted to Mr. Clark and Ms. Otto, respectively, under the Company’s 1998 Stock Option Plan. All of such options have an exercise price of $8.50 per share, the fair market value of the Company’s common stock on the date of grant, vest in equal 20% installments over a five-year period commencing on November 21, 2009, and have a 10-year term.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses certain information regarding the options and stock awards held at September 30, 2009 by each named executive officer. There were no equity incentive plan awards outstanding at fiscal year end.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options		Exercise Price	Option Expiration Date(1)	Number of Shares or Units of Stock That Have Not Vested(1)	Market Value of Shares or Units of Stock That Have Not Vested(2)
Name	Exercisable	Unexercisable
Donald S. Guthrie	—	—	N/A	N/A	—	—
Hugh J. Garchinsky	—	—	N/A	N/A	—	—
Dennis G. Clark	—	7,500	$8.50	11/21/2018	—	—
Robin G. Otto	2,600	—	16.150	12/20/2012	177	$1,566
	—	2,000	8.50	11/21/2018	—	—

(1)	All options and restricted stock awards vest at the rate of 20% per year.
(2)

Calculated by multiplying the closing market price of our common stock on September 30, 2009 the last trading day in fiscal 2009, which was $8.85, by the applicable number of shares of common stock underlying the executive officer’s stock awards.

Severance Agreements

The Company and the Bank entered into two-year amended and restated severance agreements with Ms. Carol Walsh, effective December 1, 2004. The severance agreements were amended and restated in November 2008 in order to render such agreements compliant with the provisions of Section 409A of the Internal Revenue Code. The severance agreements are substantially identical to the agreements they superseded. Under the terms of such severance agreements, the Employers have agreed that in the event that Ms. Walsh’s employment is terminated as a result of certain adverse actions that are taken with respect to her employment following a Change in Control of the Company, as defined, she will be entitled to a cash severance amount equal to two times her base salary. The term of each severance agreement shall be extended each year for a successive additional one-year period unless the Employers or Ms. Walsh, not less than 30 days prior to the anniversary date, elect not to extend the term of the severance agreement. During fiscal 2006 and 2007, the terms of Ms. Walsh’s agreements were not extended. In November 2007 and October 2008, the Compensation Committee acted to extend the terms of Ms. Walsh’s agreements for an additional year subject to the receipt of the nonobjection thereto by the Office of Thrift Supervision and concurrence therewith by the Federal Deposit Insurance Corporation. Such request is pending as of the date the Form 10-K was filed. In connection with such request, the severance agreements were amended to provide for reduced severance benefits and to provide the amount of such severance cannot exceed the amount permitted by Section 280G of the Code without triggering any excise tax liability. If the Company and/or the Bank are still deemed to be in troubled condition or subject to the supervisory agreements entered into in February 2006 at the time of Ms. Walsh’s termination other than for cause, then the aggregate amount of severance benefits will be reduced to one times her base salary.

A “Change in Control” generally is defined to mean a change in ownership of the Company or the Bank, a change in the effective control of the Company or the Bank or a change in the ownership of a substantial portion of the assets of the Company or the Bank, in each case as provided under Section 409A of the Internal Revenue Code and the regulations thereunder.

Directors’ Compensation

Board Fees and Other Compensation. Directors of the Company received no compensation during fiscal 2009 except for Messrs. Hendrixson and Hosier who are paid $2,000 per quarter as directors of the Company. During fiscal 2009, members of the Board of Directors of the Bank received $1,100 per meeting attended. Full-time officers who serve on the Board do not receive any fees for attending meetings of the Board or committees thereof. In addition, as described below under “—Consulting Agreement,” Mr. Guthrie is being paid $15,000 per year for service as Chairman of the Board of the Company and the Bank, which service commenced on May 1, 2005. During fiscal 2009, members of the Board serving on the Bank’s Executive Committee, Community Investment Committee, Compensation Committee, Loan Committee and Search Committee received $250 per meeting attended, while members of the Board serving on the Bank’s and the Company’s Audit Committee received $350 per meeting attended. In addition, members of the Board serving on the Bank’s and/or the Company’s Supervisory Agreement Compliance Committee received $250 per meeting attended.

The following table sets forth certain information regarding the compensation paid to our non-employee directors during fiscal 2009. Mr. Guthrie also served as interim Chief Executive Officer from August 2008 until January 20, 2009. As a result, compensation information with respect to Mr. Guthrie, as well as Mr. Garchinsky, is included in the Summary Compensation Table in “Management Compensation” rather in the table below.

Name	Fees Earned Or Paid in Cash(1)	Stock Awards	Option Awards	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Bruce C. Hendrixson	$11,400	—	—	—	—		$11,400
Donald G. Hosier, Jr.	8,000	—	—	—	—		8,000
Edmund Jones	22,050	—	—	—	39,393	(2)	61,443
Bruce E. Miller	7,700	—	—				7,700
Jerry A. Naessens, CPA	26,350	—	—	—	—		26,350
William J. O’Donnell, CPA	18,950	—	—	—	—		18,950
Nedret E. Vidinli	14,550	—	—	—	—		14,550

(1)	Reflects committee and meeting fees that were paid during fiscal year 2009.
(2)	Consists of (i) a supplemental retirement benefit paid to Mr. Jones (see “—Supplemental Retirement Benefits”) and (ii) health insurance premiums.

Supplemental Retirement Benefits. The Bank provides supplemental retirement benefits to Mr. Jones (a director of the Bank and Company) in recognition of his long service as an officer of the Bank. Under the terms of the Bank’s amended arrangements with Mr. Jones, he receives monthly payments, which payments commenced the first month subsequent to his retirement. Benefits will continue to be paid as long as Mr. Jones continues to serve on the Board of Directors of the Bank or the Company. In accordance with such arrangements, Mr. Jones received $36,000 during fiscal 2009.

Consulting Agreement. On March 23, 2005, the Company announced the retirement of Mr. Guthrie, who at the time served as the Chairman and Chief Executive Officer of the Company and President and Chief Executive Officer of the Bank. In connection with the retirement of Mr. Guthrie as Chief Executive Officer, the Company and the Bank entered into a Transition, Consulting, Noncompetition and Retirement Agreement (the “Retirement Agreement”) with Mr. Guthrie, with such Agreement becoming effective as of May 1, 2005 (the “Effective Date”). Under the Agreement, Mr. Guthrie relinquished his rights under the employment agreements previously entered into with the Company and the Bank and his rights under the Bank’s Supplemental Executive Retirement

Plan (See “—Nonqualified Deferred Compensation”). The Retirement Agreement was amended and restated as of November 25, 2008 primarily to reflect changes required in order for the Retirement Agreement to be in compliance with the provisions of Section 409A of the Internal Revenue Code. No increase in benefits resulted from such amendments.

Under the terms of the Retirement Agreement, Mr. Guthrie agreed to provide services to the Company and the Bank for a five-year period ending on April 30, 2010 (the “Consulting Period”). In return for providing advice and counsel regarding the Company’s and the Bank’s operations, customer relationships, growth and expansion opportunities and other matters during the Consulting Period, the Company and/or the Bank agreed to pay Mr. Guthrie an amount equal to $12,500 per month. During the Consulting Period, the Company and the Bank are also providing Mr. Guthrie with the continued use of the automobile that was provided for his use immediately prior to the Effective Date. In addition, the Company and/or the Bank will reimburse or otherwise provide for or pay all reasonable expenses incurred by Mr. Guthrie during the Consulting Period with respect to such automobile. The Company and the Bank are also providing Mr. Guthrie and his spouse during the Consulting Period medical, dental and long-term care insurance at no cost to Mr. Guthrie.

Mr. Guthrie’s services under the Retirement Agreement terminate automatically upon his death during the Consulting Period and may be terminated upon the determination that Mr. Guthrie is disabled. Mr. Guthrie’s services may also be terminated during the Consulting Period by the Company or the Bank for “cause” as such term is defined in the Retirement Agreement or by Mr. Guthrie for “good reason” as defined in the Retirement Agreement. In the event Mr. Guthrie’s consulting services are terminated for cause or Mr. Guthrie terminates his services without good reason, the Retirement Agreement shall terminate without further obligation. In the event Mr. Guthrie’s termination is for death, good reason or disability during the Consulting Period, the Company or the Bank shall pay Mr. Guthrie a lump sum equal to the sum of an amount equal to the present value of the fees that would have been paid through the Consulting Period and the present value of the Retirement Benefits (as hereinafter defined).

If Mr. Guthrie satisfies his obligations during the Consulting Period, including the Non-Compete Requirements, the Company and the Bank will pay Mr. Guthrie subsequent to the Consulting Period an annual supplemental retirement benefit of $135,175 per year, payable in equal monthly installments, for 10 years (the “Retirement Benefits”). The Bank expensed approximately $172,686 with respect to the Retirement Benefits during fiscal 2009. In the event Mr. Guthrie dies following the end of the Consulting Period but before all the Retirement Benefits have been paid, the Company and/or the Bank shall pay Mr. Guthrie’s estate or beneficiary, as applicable, in a lump sum the present value of the remaining unpaid Retirement Benefits. In addition, during the 10 year period subsequent to the Consulting Period, the Company and/or the Bank shall provide medical insurance which supplements the Medicare coverage for the benefit of Mr. Guthrie and his spouse at no cost to Mr. Guthrie.

In addition to the foregoing, during the Consulting Period, Mr. Guthrie will continue to serve as Chairman of the Board of the Company and the Bank provided he continues to be a director in good standing. In addition to his compensation as a consultant and any fees paid to directors of the Company and the Bank, Mr. Guthrie will receive an annual fee of $15,000 for serving as Chairman of the Board of the Company and the Bank during the Consulting Period. The Board of Directors of the Company also agreed to elect him as a director of the Bank during the Consulting Period.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of September 30, 2009.

Plan Category	Number of Shares to be Issued Upon the Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options		Number of Shares Remaining Available for Future Issuance (Excluding Shares Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	26,842	(1)	$10.93	(1)	—
Equity Compensation Plans Not Approved by Security Holders	—		—		—

Total	26,842		$10.93		—

(1)	Includes 376 shares subject to restricted stock grants which were not vested as of September 30, 2009.

Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management. The following tables set forth as of December 4, 2009, certain information as to the common stock beneficially owned by (i) the directors of the Company, (ii) the named executive officers of the Company who are not also directors, (iii) all directors and executive officers of the Company as a group, and (iv) any beneficial owner of more than 5% of the issued and outstanding common stock.

Name of Beneficial Owner or Number of Persons in Group	Amount and Nature of Beneficial Ownership(1)		Percent of Common Stock
First Keystone Financial, Inc.
Employee Stock Ownership Plan Trust(2)	324,799		13.3%
22 West State Street
Media, Pennsylvania 19063

Dimensional Fund Advisors Inc	134,350	(3)	5.5
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401

John M. Stein
Steven N. Stein
FinStocks Capital Management IV, LLC
Financial Stocks Capital Partners IV L.P.	221,515(4)		9.1
507 Carew Tower
441 Vine Street
Cincinnati, Ohio 45202

Jeffrey L. Gendell
Tontine Financial Partners, L.P.	170,800(5)		7.0
55 Railroad Avenue, Third Floor
Greenwich, Connecticut 06830

Lawrence Garshofsky and Company, LLC	155,850	(6)	6.4
9665 Wilshire Boulevard, Suite 200
Beverly Hills, California 90212

Name of Beneficial Owner or Number of Persons in Group	Amount and Nature of Beneficial Ownership(1)		Percent of Common Stock
Directors:
Hugh J. Garchinsky	2,500	(7)
Donald S. Guthrie	109,127	(8)	4.4
Bruce C. Hendrixson	554		*
Donald G. Hosier, Jr	14,336	(9)(10)	*	(16)
Edmund Jones	43,720	(11)	1.8
Bruce E. Miller	5,300
Jerry A. Naessens, CPA	12,700	(12)	*
William J. O’Donnell, CPA	1,579	(13)	*
Nedret E. Vidinli	221,515	(4)(14)	9.1

Other Named Executive Officers:
Dennis G. Clark	3,203	(10)	*
Robin G. Otto	14,212	(10)(15)	*	(16)

Director of the Bank who does not serve as a director of the Company (1 person)	12,990		*

Directors and executive officers of the Company and the Bank as a group (16 persons)	511,864	(10)(16)	20.9	(16)

*	Represents less than 1% of the outstanding shares of Common Stock.
(1)

Based upon filings made pursuant to the Exchange Act and information furnished by the respective individuals. Under regulations promulgated pursuant to the Exchange Act, shares of Common Stock are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or to direct the disposition of the shares. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares.

(2)

The First Keystone Financial, Inc. Employee Stock Ownership Plan Trust (the “Trust”) was established pursuant to the First Keystone Financial, Inc. Employee Stock Ownership Plan (the “ESOP”). Under the terms of the ESOP, the trustees generally will vote all allocated shares held in the ESOP in accordance with the instructions of the participating employees. Unallocated shares will generally be voted by the trustees in the same ratio on any matter as to those shares for which instructions are given, subject in each case to the fiduciary duties of the trustees and applicable law. Any allocated shares which either abstain or are not voted on a proposal will be disregarded in determining the percentage of stock voted for and against such proposal by the participants. As of December 4, 2009, 215,577 shares held in the Trust had been allocated to the accounts of participating employees including 23,029 shares beneficially owned by six executive officers.

(3)

Information obtained from a Schedule 13G/A, dated December 31, 2008, filed with the SEC with respect to shares of Common Stock beneficially owned by Dimensional Fund Advisors Inc. (“Dimensional”). The Schedule 13G/A states that Dimensional has sole voting and dispositive power as to all of these shares. Dimensional disclaims beneficial ownership of these shares.

(4)

Information obtained for a Schedule 13D filed December 19, 2006 with the SEC with respect to shares of Common Stock beneficially owned by Financial Stocks Capital Partners IV L.P. (“FSCP”). Finstocks Capital Management IV, LLC (“FCM”), an investment manager, controls FSCP. Messrs. John M. Stein and Steven N. Stein control FCM. In addition, Mr. Nedret Vidinli, an officer of FCM, is a director of the Company and the Bank.

(5)

Information obtained from a Schedule 13D/A, filed November 21, 2001 with the SEC with respect to shares of Common Stock beneficially owned by Tontine Financial Partners, L.P. (“TFP”) which reports shared voting and dispositive power with respect to all the shares. Tontine Management, L.L.C. is the general partner to TFP. Mr. Gendell serves as the managing member of Tontine Management.

(6)

Information obtained from a Schedule 13D/A, filed February 22, 2007, with the SEC with respect to shares of Common Stock beneficially owned by Lawrence Garshofsky and Company, LLC (“LLC”) Lawrence Garshofsky (“Garshofsky”), Lawrence Partners, L.P., and Lawrence Offshore Partners, LLC. The Schedule 13D/A states that Garshofsky has sole voting and dispositive power over 10,000 shares and LLC has shared voting and dispositive power with respect to the remaining shares beneficially owned.

(7)	Shares are held in Mr. Garchinsky’s individual retirement account.
(8)	Includes 39,480 shares held in Mr. Guthrie’s individual retirement account.
(9)

Includes 6,261 shares held by the Montgomery Insurance Services, Inc. Employee Profit Sharing Plan of which Mr. Hosier is a trustee and 1,967 shares held in Mr. Hosier’s individual retirement accounts.

(10)

Includes shares (a) over which an officer has voting power under the Bank’s 401(k)/Profit Sharing Plan (“401(k) Plan”) and the ESOP (b) options to purchase shares of Common Stock granted pursuant to the 1998 Stock Option Plan (“1998 Option Plan”) and the 1995 Stock Option Plan (“1995 Option Plan”) (collectively, the “Option Plans”) which are exercisable within 60 days of December 4, 2009, and (c) restricted stock awards granted pursuant to the 1995 Recognition and Retention Plan and Trust Agreement (“Recognition Plan”) as follows:

	401(k) Plan	ESOP	Currently Exercisable Options	Restricted Stock Awards
Dennis G. Clark.	515	188	1,500	—
Donald G. Hosier, Jr.	—	—	2,150	—
Robin G. Otto	6,857	2,674	3,000	177
Directors and executive officers of the Company and the Bank as a group	32,712	23,029	10,850	376

(11)	Includes 11,500 shares owned by Mr. Jones’ spouse.
(12)	Includes 12,700 shares held in Mr. Naessens’ individual retirement account.
(13)

Includes 1,540 shares held by Mr. O’Donnell’s spouse and 20 shares held in Mr. O’Donnell’s individual retirement account and 19 shares in trust for minor children for which Mr. O’Donnell is the custodian.

(14)

Reflects shares owned by FSCP (see Footnote 4 above). Mr. Vidinli is an officer of FCM, the general partner and portfolio manager of FSCP. He has no dispositive or voting authority over the shares owned by FSCP and disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein which amounts to less than 1% of the Company’s issued and outstanding shares of common stock.

(15)	Includes 400 shares held by Ms. Otto as custodian for the benefit of her children.
(16)

Each beneficial owner’s percentage ownership is determined by assuming that options held by such person (but not those held by any other person) and that are exercisable within 60 days of the voting record date have been exercised.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions.

The firm of Jones Strohm and Guthrie, PC, of which Mr. Donn L. Guthrie, the son of Mr. Donald S. Guthrie, is a partner, provides certain legal services to the Company and the Bank. During the fiscal year ended September 30, 2009, Jones Strohm and Guthrie, PC received an aggregate of $260,795 in legal fees from the Company and from certain borrowers of the Bank in connection with loans made by the Bank.

Until November 1996, the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 required that all loans or extensions of credit to executive officers and directors be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in excess of the greater of $25,000 or 5% of the Bank’s capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors.

Except as hereinafter indicated, all loans made by the Bank to its executive officers and directors are made in the ordinary course of business, are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features.

In accordance with applicable regulations, the Bank extends residential first mortgage loans to its directors and executive officers secured by their primary residence pursuant to a benefit program that is widely available to employees of the Bank and does not give preference to any executive officer or director over other employees of the Bank. Under the terms of such loans, the interest rate is 1% below that charged on similar loans to non-employees and certain fees and charges are waived. Set forth in the following table is certain information relating to such preferential loans to executive officers and directors whose preferential loans aggregated in excess of $120,000 which were outstanding at September 30, 2009.

Name	Year Loan Made	Largest Amount of Indebtedness between October 1, 2008 and September 30, 2009	Balance as of September 30, 2009	Amounts Paid During Fiscal 2009		Interest Rate
				Principal	Interest
Hugh J. Garchinsky	2009	$200,000	$199,170	$830	$2,830	4.25%
Terry D. Crain	2003	236,122	230,768	5,355	10,224	4.375
David L. Guthrie(1)	2008	199,010	195,943	3,067	9,634	4.875
Donald G. Hosier, Jr.	2004	255,690	235,818	19,872	9,249	3.750
Robert R. Hosier	2003	165,048	150,401	14,647	7,076	4.125
William J. O’Donnell	2009	600,000	595,837	433,531	25,133	4.25
Bruce C. Hendrixson	2004	313,028	—	313,028	6,898	5.5
Robin G. Otto	2009	365,000	363,417	120,849	8,225	4.0
David M. Takats	2004	157,838	154,430	3,408	6,838	4.375

(1)	Son of Donald S. Guthrie, Chairman of the Board.

Director Independence. The Board of Directors has determined that Messrs. Hendrixson, Jones, Miller, Naessens, O’Donnell, and Vidinli do not have any material relationships with the Company that would impair their independence.

Item 14.	Principal Accounting Fees and Services

Audit Fees. The following table sets forth the aggregate fees paid by us to S.R. Snodgrass, A.C. for professional services rendered in connection with the audit of the Company’s consolidated financial statements for fiscal 2009 and 2008, as well as the fees paid by us to for audit-related services, tax services and all other services rendered during fiscal 2009 and 2008.

	Year Ended September 30,
	2009	2008
Audit fees(1)	$134,390	$100,075
Audit-related fees	—	—
Tax fees(2)	18,000	14,325
All other fees	—	—

Total	$152,390	$114,400

(1)

Audit fees consist of fees incurred in connection with the audit of our annual financial statements, the review of the interim financial statements included in our quarterly reports filed with the SEC and fees related to the comfort letter issued for the private placement memorandum.

(2)	Tax fees consist of compliance fees incurred in connection with the preparation of original tax returns.

The Audit Committee selects our independent registered public accounting firm and pre-approves all audit services to be provided by it to the Company. The Audit Committee also reviews and pre-approves all audit-related and non-audit related services rendered by our independent registered public accounting firm in accordance with the Audit Committee’s charter. In its review of these services and related fees and terms, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm.

The Audit Committee pre-approves certain audit-related services and certain non-audit related tax services which are specifically described by the Audit Committee on an annual basis and separately approves other individual engagements as necessary. The Chair of the Audit Committee has been delegated the authority to approve non-audit related services in lieu of the full Audit Committee. On a quarterly basis, the Chair of the Audit Committee presents any previously-approved engagements to the full Audit Committee.

Each new engagement of S.R. Snodgrass, A.C. was approved in advance by the Audit Committee or its Chair, and none of those engagements made use of the de minimis exception to pre-approval contained in the Securities and Exchange Commission’s rules.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this Report.

(1)	The following documents are filed as part of this report and are incorporated herein by reference from Item 8 hereof.

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition at September 30, 2009 and 2008.

Consolidated Statements of Operations for the Years Ended September 30, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended

September 30, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended September 30, 2009 and 2008

Notes to the Consolidated Financial Statements.

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No	Description

2.1	Agreement and Plan of Merger By and Between Bryn Mawr Bank Corporation and First Keystone Financial, Inc., dated as of November 3, 2009(1)

3.1	Amended and Restated Articles of Incorporation of First Keystone Financial, Inc.(2)

3.2	Amended and Restated Bylaws of First Keystone Financial, Inc.(2)

4.1	Specimen Stock Certificate of First Keystone Financial, Inc.(3)

4.2	Instrument defining the rights of security holders**

10.1	Form of Amended and Restated Severance Agreement between First Keystone Financial, Inc. and Carol Walsh(4), *

10.2	Amended and Restated 1995 Stock Option Plan(4) , *

10.3	Amended and Restated 1995 Recognition and Retention Plan and Trust Agreement(4), *

10.4	Amended and Restated 1998 Stock Option Plan(4) , *

10.5	Form of Amended and Restated Severance Agreement between First Keystone Bank and Carol Walsh(4), *

10.6	Amended and Restated First Keystone Bank Supplemental Executive Retirement Plan(5), *

10.7	Form of Amended and Restated Transition, Consulting, Noncompetition and Retirement Agreement by and between First Keystone Financial, Inc., First Keystone Bank and Donald S. Guthrie (4), *

10.8	Severance and Release Agreement by and among First Keystone Financial, Inc., First Keystone Bank and Thomas M. Kelly(6), *

10.9	Letter dated December 11, 2006 with respect to appointment to Board(7)

No	Description

10.10	Form of Registration Rights Agreement(8)

11	Statement re: computation of per share earnings. See Note 2 to the Consolidated Financial Statements included in Item 8 hereof.

23.1	Consent of S.R. Snodgrass, A.C.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Supervisory Agreement between First Keystone Financial, Inc. and the Office of Thrift Supervision dated February 13, 2006.(9)

99.3	Supervisory Agreement between First Keystone Bank and the Office of Thrift Supervision dated February 13, 2006.(9)

(1)	Incorporated by reference to the like-numbered exhibit included in the Form 8-K filed by the Registrant with the SEC on November 4, 2009.
(2)	Incorporated by reference to the like-numbered exhibit included in the Form 8-K filed by the Registrant with the SEC on February 12, 2008.
(3)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-84824) filed by the Registrant with the SEC on October 6, 1994, as amended.
(4)	Incorporated by reference from Exhibits 10.1, 10.4, 10.6, 10.5, 10.2 and 10.3 respectively, in the Form 8-K filed by the Registrant with the SEC on December 1, 2008 (File No. 000-25328).
(5)	Incorporated by reference from Exhibit 10.1 in the Form 8-K filed by the Registrant with SEC on July 2, 2007 (File No. 000-25328).
(6)	Incorporated by reference from Exhibit 10.1 in the Form 8-K filed by the Registrant with the SEC on August 19, 2008.
(7)	Incorporated by reference from Exhibit 10.1 in the Form 8-K filed by the Registrant with the SEC on December 20, 2006.
(8)	Incorporated by reference from the Form 10-K filed by the Registrant with the SEC on December 29, 2006
(9)	Incorporated by reference from the Form 10-Q for the quarter ended December 31, 2005 filed by the Registrant with the SEC on February 14, 2006.
(*)	Consists of a management contract or compensatory plan
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

/s/ DONALD S. GUTHRIE	December 18, 2009
Donald S. Guthrie
Chairman of the Board

/s/ EDMUND JONES	December 18, 2009
Edmund Jones
Director

/s/ DONALD G. HOSIER, JR.	December 18, 2009
Donald G. Hosier, Jr.
Director

/s/ BRUCE E. MILLER	December 18, 2009
Bruce E. Miller
Director

/s/ WILLIAM J. O’DONNELL	December 18, 2009
William J. O’Donnell
Director

/s/ BRUCE C. HENDRIXSON	December 18, 2009
Bruce C. Hendrixson
Director

/s/ JERRY A. NAESSENS	December 18, 2009
Jerry A. Naessens
Director

/s/ NEDRET E. VIDINLI	December 18, 2009
Nedret E. Vidinli
Director

/s/ HUGH J. GARCHINSKY	December 18, 2009
Hugh J. Garchinsky
President and Chief Executive Officer
(Principal Executive Officer)

/s/ DAVID M. TAKATS	December 18, 2009
David M. Takats
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)