Form 10-Q
period 2009-12-31
FIRST KEYSTONE FINANCIAL INC
filed 2010-02-16
CIK 856751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009
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
☐Yes                          ☐No

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

Non-accelerated filer ☐  (Do not check if a “smaller reporting company”)

Smaller reporting company ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

Number of shares of Common Stock outstanding as of January 31, 2010:  2,432,998

FIRST KEYSTONE FINANCIAL, INC.

Contents

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of
	December 31, 2009 (Unaudited) and September 30, 2009	1

	Unaudited Consolidated Statements of Income for the Three
	Months Ended December 31, 2009 and 2008	2

	Unaudited Consolidated Statement of Changes in Stockholders' Equity
	for the Three Months Ended December 31, 2009 and 2008	3

	Unaudited Consolidated Statements of Cash Flows for the Three Months
	Ended December 31, 2009 and 2008	4

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4T.	Controls and Procedures	26

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES		30

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

	December 31, 2009	September 30, 2009
ASSETS
Cash and amounts due from depository institutions	$2,371	$2,277
Interest-bearing deposits with depository institutions	26,515	45,381
Total cash and cash equivalents	28,886	47,658
Investment securities available for sale	27,200	27,564
Mortgage-related securities available for sale	86,764	86,197
Investment securities held to maturity – at amortized cost (approximate fair value of $2,955 and $2,964 at December 31, 2009 and September 30, 2009, respectively)	2,804	2,805
Mortgage-related securities held to maturity - at amortized cost (approximate fair value of $18,362 and $19,929 at December 31, 2009 and September 30, 2009, respectively)	17,740	19,158
Loans receivable (net of allowance for loan losses of $5,588 and $4,657 at December 31, 2009 and September 30, 2009, respectively)	300,555	306,600
Accrued interest receivable	2,176	2,343
FHLBank stock, at cost	7,060	7,060
Office properties and equipment, net	4,112	4,200
Deferred income taxes	3,754	3,660
Cash surrender value of life insurance	18,489	18,381
Prepaid FDIC assessment	3,024	—
Prepaid expenses and other assets	3,378	2,775
Total Assets	$505,942	$528,401
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Non-interest-bearing	$17,385	$18,971
Interest-bearing	330,051	328,153
Total deposits	347,436	347,124
Short-term borrowings	5,431	27,395
Other borrowings	102,651	102,653
Junior subordinated debentures	11,648	11,646
Accrued interest payable	2,089	2,110
Advances from borrowers for taxes and insurance	2,009	887
Accounts payable and accrued expenses	2,391	2,866
Total Liabilities	473,655	494,681
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; issued 2,712,556 shares; outstanding at December 31, 2009 and September 30, 2009, 2,432,998 shares	27	27
Additional paid-in capital	12,562	12,565
Employee stock ownership plan	(2,719)	(2,751)
Treasury stock at cost: 279,558 shares at December 31, 2009 and September 30, 2009	(4,244)	(4,244)
Accumulated other comprehensive income (loss)	(95)	87
Retained earnings-partially restricted	26,638	27,932
Total First Keystone Financial, Inc. Stockholders’ Equity	32,169	33,616
Noncontrolling interest	118	104
Total Stockholders’ Equity	32,287	33,720
Total Liabilities and Stockholders’ Equity	$505,942	$528,401

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Three months ended
	December 31,
	2009	2008
INTEREST INCOME:
Interest and fees on loans	$4,298	$4,260
Interest and dividends on:
Mortgage-related securities	1,179	1,553
Investment securities:
Taxable	240	350
Tax-exempt	42	42
Dividends	3	3
Interest on interest-bearing deposits	18	16

Total interest income	5,780	6,224
INTEREST EXPENSE:
Interest on:
Deposits	1,192	1,727
Short-term borrowings	10	20
Other borrowings	1,294	1,370
Junior subordinated debentures	286	286
Total interest expense	2,782	3,403
Net interest income	2,998	2,821
Provision for loan losses	1,100	75
Net interest income after provision for loan losses	1,898	2,746

NON-INTEREST INCOME (LOSS):
Service charges and other fees	376	412
Net gain on sales of loans held for sale	15	8
Net gain on sale of investments	10	190
Total other-than-temporary impairment losses	(1,379)	(423)
Portion of loss recognized in other comprehensive income (before taxes)	536	—
Net impairment loss recognized in earnings	(843)	(423)
Increase in cash surrender value of life insurance	108	155
Other income	69	91

Total non-interest income (loss)	(265)	433

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,404	1,472
Occupancy and equipment	394	397
Professional fees	316	362
Federal deposit insurance premium	228	110
Data processing	156	153
Advertising	68	130
Deposit processing	154	146
Merger-related costs	385	—
Other	348	361
Total non-interest expense	3,453	3,132
Income (loss) before income tax expense	(1,820)	47
Income tax expense (benefit)	(540)	93
Net loss	(1,280)	(46)
Less: Net income attributable to noncontrolling interest	(14)	(17)
Net loss attributable to First Keystone Financial, Inc.	$(1,294)	$(63)
Earnings per common share:
Basic	$(0.55)	$(0.03)
Diluted	$(0.55)	$(0.03)

Weighted average shares – basic	2,332,284	2,323,596
Weighted average shares – diluted	2,332,284	2,323,596

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)

	Common stock	Additional paid-in capital	Employee stock ownership plan	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings- partially restricted	Non- controlling interest	Total stockholders’ equity
BALANCE AT OCTOBER 1, 2008	$27	$12,586	$(2,872)	$(4,244)	$(2,714)	$29,513	$113	$32,409
Net income (loss)	—	—	—	—	—	(63)	17	(46)
Other comprehensive income, net of tax:
Net unrealized loss on securities net of reclassification adjustment net of taxes of $(503)(1)	—	—	—	—	976	—	—	976
Comprehensive income	—	—	—	—	—	—	—	930
ESOP shares committed to be released	—	—	29	—	—	—	—	29
Difference between cost and fair value of ESOP shares committed to be released	—	(7)	—	—	—	—	—	(7)
BALANCE AT DECEMBER 31, 2008	$27	$12,579	$(2,843)	$(4,244)	$(1,738)	$29,450	$130	$33,361

BALANCE AT OCTOBER 1, 2009	$27	$12,565	$(2,751)	$(4,244)	$87	$27,932	104	$33,720
Net income (loss)	—	—	—	—	—	(1,294)	14	(1,280)
Other comprehensive income, net of tax:
Unrealized loss on securities for which an other-than-temporary impairment loss has been recognized in earnings net of taxes of $183	—	—	—	—	(353)	—	—	(353)
Net unrealized gain on securities net of reclassification adjustment net of taxes of $(88) (1)	—	—	—	—	171	—	—	171
Comprehensive loss	—	—	—	—	—	—	—	(1,462)
Share based compensation	—	3	—	—	—	—	—	3
ESOP shares committed to be released	—	—	32	—	—	—	—	32
Difference between cost and fair value of ESOP shares committed to be released	—	(6)	—	—	—	—	—	(6)
BALANCE AT DECEMBER 31, 2009	$27	$12,562	$(2,719)	$(4,244)	$(95)	$26,638	$118	$32,287

(1)	Components of other comprehensive gain:

	December 31,
	2009	2008
Change in net unrealized gain (loss) on investment securities available for sale, net of taxes	$(731)	$822
Reclassification adjustment for net gains included in net loss, net of taxes of $3 and $65, respectively	(7)	(125)
Reclassification adjustment for other-than-temporary impairment losses on securities included in net loss, net of tax benefit of $287 and $144, respectively	556	279
Net unrealized gain (loss) on securities, net of taxes	$(182)	$976

FIRST KEYSTONE FINANCIAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three months ended
	December 31
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(1,294)	$(63)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for depreciation and amortization	132	142
Amortization of premiums and discounts	79	3
Increase in cash surrender value of life insurance	(108)	(155)
(Gain) loss on sales of:
Loans held for sale	(15)	(8)
Investment securities available for sale	(10)	75
Mortgage-related securities available for sale	—	(265)
Impairment losses realized in earnings	843	423
Provision for loan losses	1,100	75
Amortization of ESOP	26	22
Share-based compensation	3	—
Change in noncontrolling interest	14	17
Changes in assets and liabilities which provided (used) cash:
Origination of loans held for sale	(1,242)	(1,284)
Loans sold in the secondary market	1,257	1,292
Accrued interest receivable	167	202
Prepaid FDIC assessment	(3,024)	—
Prepaid expenses and other assets	(233)	(393)
Accrued interest payable	(21)	332
Accrued expenses	(475)	(77)
Net cash provided by (used in) operating activities	(2,801)	338
INVESTING ACTIVITIES:
Loans originated	(16,721)	(18,880)
Purchases of:
Mortgage-related securities available for sale	(6,706)	(7,039)
Investment securities available for sale	(623)	(1,313)
Redemption of FHLB stock	—	1,328
Purchase of FHLB stock	—	(1,393)
Proceeds from sales of investment and mortgage-related securities available for sale	250	23,282
Principal collected on loans	21,284	21,119
Proceeds from maturities, calls, or repayments of:
Investment securities available for sale	426	1,421
Mortgage-related securities available for sale	5,285	3,547
Mortgage-related securities held to maturity	1,410	1,173
Purchase of property and equipment	(44)	(113)
Net cash provided by investing activities	4,561	23,132
FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	312	(8,702)
FHLBank advances and other borrowings - repayments	(2)	(10)
FHLBank advances and other borrowings - draws	—	—
Net increase in advances from borrowers for taxes and insurance	1,122	1,025
Net increase (decrease) in short-term borrowings	(21,964)	6,245
Net cash used in financing activities	(20,532)	(1,442)
Increase (decrease) in cash and cash equivalents	(18,772)	22,028
Cash and cash equivalents at beginning of period	47,658	39,320
Cash and cash equivalents at end of period	$28,886	$61,348
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest on deposits and borrowings	$2,803	$3,071
Cash payments of income taxes	—	—
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

The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2010 or any other period.  The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the First Keystone Financial, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2009.

2.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Approximate Fair Value
Available for Sale:
Municipal obligations
1 to 5 years	$1,839	$72	$—	$1,911
5 to 10 years	6,042	332	—	6,374
Over 10 years	998	46	—	1,044
Corporate bonds
Less than 1 year	591	10	—	601
1 to 5 years	7,906	351	(35)	8,222
Pooled trust preferred securities	7,652	—	(2,532)	5,120
Mutual funds	3,153	123	—	3,276
Other equity investments	735	—	(83)	652
Total	$28,916	$934	$(2,650)	$27,200
Held to Maturity:
Municipal obligations
1 to 5 years	$2,804	$151	$—	$2,955

Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at December 31, 2009.

	Loss Position Less than 12 Months		Loss Position 12 Months or Longer		Total
	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses
Corporate bonds	$—	$—	$1,000	$(35)	$1,000	$(35)
Pooled trust preferred securities	—	—	5,120	(2,532)	5,120	(2,532)
Other equity investments	252	(83)	—	—	252	(83)
Total	$252	$(83)	$6,120	$(2,567)	$6,372	$(2,650)

The above table represents seven investment securities where the current value was less than the related amortized cost.

Included in the table above are pooled trust preferred securities. Trust preferred securities are long-term (usually 30-year maturity) instruments with characteristics of both debt and equity, mainly issued by banks or their holding companies. All of the Company’s investments in trust preferred securities are of pooled issues, each consisting of 30 or more companies with geographic and size diversification. As of December 31, 2009, the Company had investments in five pooled trust preferred securities with an aggregate recorded book value of $7.7 million and an estimated fair value of $5.1 million. Two of the Company’s pooled trust preferred securities, with a fair value aggregating $3.4 million, are senior tranches and carry Moody’s ratings of A3 and Aa3 at December 31, 2009. The remaining three pooled trust preferred securities, with fair value aggregating $1.7 million, are mezzanine tranches and are rated Ca by Moody’s, which is below investment grade.  As of December 31, 2009, one of the pooled trust preferred securities had begun to defer payments. The deferred interest payments are added to outstanding principal. The pooled trust preferred security which had begun deferring interest payments was placed on non-accrual status.

In order to evaluate the pooled trust preferred securities to determine whether their declines in market value are other than temporary, management determines whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at December 31, 2009. Factors affecting the cash flow analyses include current deferrals and defaults within the pool, as well as estimates of anticipated defaults. Deferrals and defaults are assumed to have no recoveries. Discounted cash flow models incorporate various assumptions including average historical spreads, credit ratings, and liquidity of the underlying securities. In addition, management reviews trustee reports related to the pooled trust preferred securities in order to identify weaknesses and trends in the underlying issuer pool.

Based upon the analysis performed by management as of December 31, 2009, it is probable that three of the Bank’s pooled trust preferred securities will experience principal and interest shortfalls. The Company adopted a provision of generally accepted accounting principles (“GAAP”) which provides for the bifurcation of other-than-temporary impairments (“OTTI”) into two categories: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss) which is recognized in earnings and (b) the amount of total OTTI related to all other factors, which is recognized, net of income taxes, as a component of other comprehensive income (“OCI”). The Company recorded, during the three months ended December 31, 2009, an $536 (before tax) impairment not related to credit losses on its investment in three pooled trust preferred securities, through other comprehensive income rather than through earnings and a $659 (before tax) credit-related impairment on the same three pooled trust preferred securities, through earnings.

The following table details the rollforward of credit-related losses on pooled trust preferred securities recorded in earnings and as a component of OCI for the three months ended December 31, 2009:

	Gross OTTI	OTTI Included in OCI	OTTI Included in Earnings
October 1, 2009	$1,291	$853	$438
Additions:	1,195	536	659
Balance, December 31, 2009	$2,486	$1,389	$1,097

There were no credit-related losses on pooled trust preferred securities recorded in earnings and as a component of other comprehensive income for the three months ended December 31, 2008.

At December 31, 2009, investment securities in a gross unrealized loss position for twelve months or longer consist of six securities having an aggregate depreciation of 29.6% from the Company’s amortized cost basis. Fair values for certain pooled trust preferred securities were determined utilizing discounted cash flow models due to the absence of a current active and liquid market to provide reliable market quotes for the instruments. The Company’s analysis for each pooled trust preferred securities performed at the CUSIP level shows that the credit quality of the underlying bonds ranges from good to deteriorating. Credit risk does exist and the default of an individual issuer in a particular pool could affect the ultimate collectability of contractual amounts. At December 31, 2009, the Company did not have the intent to sell these securities and it was more likely than not that it would not have to sell the securities before recovery of their cost bases. However, the Company will continue to review its investment portfolio to determine whether any particular impairment is other than temporary. Management does not believe that any individual unrealized loss as of December 31, 2009 represents an OTTI.

Proceeds from the sales of available-for-sale securities for the three months ended December 31, 2009 totaled $250. Gains on sales of available-for-sale investment securities for the three months ended December 31, 2009 totaled $10. There were no losses recorded on sales of available-for-sale investment securities for the three months ended December 31, 2009.

The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, as of September 30, 2009 are as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Approximate Fair Value
Available for Sale:
Municipal obligations
1 to 5 years	$941	$18	$—	$959
5 to 10 years	7,076	592	—	7,668
Over 10 years	998	89	—	1,087
Corporate bonds
Less than 1 year	588	15	—	603
1 to 5 years	7,401	220	(201)	7,420
Pooled trust preferred securities	8,521	—	(2,903)	5,618
Mutual funds	3,387	140	—	3,527
Other equity investments	735	—	(52)	682
Total	$29,647	$1,074	$(3,156)	$27,564
Held to Maturity:
Municipal obligations
1 to 5 years	$2,805	$159	$—	$2,964

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

Proceeds from the sales of available-for-sale securities for the three months ending December 31, 2008 totaled $3.9 million. Losses on sales of available-for-sale investment securities for the three months ending December 31, 2008 totaled $80. Gains on sales of available-for-sale investment securities for the three months ending December 31, 2008 totaled $5 resulting in a net loss of $75.

3.	MORTGAGE-RELATED SECURITIES

Mortgage-related securities available for sale and held to maturity are summarized as follows:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Approximate Fair Value
Available for Sale:
FHLMC pass-through certificates	$17,394	$510	$(64)	$17,840
FNMA pass-through certificates	42,806	1,289	(58)	44,037
GNMA pass-through certificates	6,466	30	(102)	6,394
Collateralized mortgage obligations	18,526	184	(217)	18,493
Total	$85,192	$2,013	$(441)	$86,764
Held to Maturity:
FHLMC pass-through certificates	$6,707	$219	$—	$6,926
FNMA pass-through certificates	11,033	411	(8)	11,436
Total	$17,740	$630	$(8)	$18,362

Provided below is a summary of mortgage-related securities available for sale and held to maturity which were in an unrealized loss position at December 31, 2009.

	Loss Position Less than 12 Months		Loss Position 12 Months or Longer		Total
	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses
Pass-through certificates	$13,968	$(224)	$76	$(8)	$14,044	$(232)
Collateralized mortgage obligations	5,769	(42)	2,954	(175)	8,723	(217)
Total	$19,737	$(266)	$3,030	$(183)	$22,767	$(449)

The above table represents 30 mortgage-related securities for which the market value at December 31, 2009 was less than the amortized cost.

The Company reviews mortgage-related securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. The Company adopted a provision of GAAP which provides for the bifurcation of OTTI into two categories: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss) which is recognized in earnings and (b) the amount of total OTTI related to all other factors, which is recognized, net of income taxes, as a component of OCI. The Company recorded, during the three months ended December 31, 2009 credit-related impairments aggregating $184 on the five private label collateralized mortgage obligations through earnings.

The following table details the rollforward of credit-related losses on collateralized mortgage obligations recorded in earnings and as a component of OCI for the three months ended December 31, 2009:

	Gross OTTI	OTTI Included in OCI	OTTI Included in Earnings
October 1, 2009	$81	$26	$55
Additions:	—	—	—
Balance, December 31, 2009	$81	$26	$55

There were no credit-related losses on collateralized mortgage obligations recorded in earnings and as a component of other comprehensive income for the three months ended December 31, 2008.

There were no sales of available-for-sale mortgage-related securities during the three months ended December 31, 2009.

At December 31, 2009, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of ten securities having an aggregate depreciation of 5.7% from the Company's amortized cost basis. Management does not believe any individual unrealized loss as of December 31, 2009 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by the FMNA, the FHLMC and private institutions. Management believes that the substantial majority of the unrealized losses associated with mortgage-related securities are attributable to changes in interest rates and conditions in the financial and credit markets not due to the deterioration of the creditworthiness of the issuer. The Company does not have the intent to sell these securities and it is more likely than not that it will not have to sell the securities before recovery of their cost bases. However, the Company will continue to review its investment portfolio to determine whether any particular impairment is other than temporary.

Mortgage-related securities available for sale and held to maturity as of September 30, 2009 are summarized as follows:

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

For the three months ended December 31, 2008, proceeds from sales of available-for-sale mortgage-related securities totaled $19.3 million. Losses on sales of available-for-sale mortgage-related securities for the three months ending December 31, 2008 totaled $24. Gains on sales of available-for-sale mortgage-related securities for the three months ending December 31, 2008 totaled $289, resulting in a net gain of $265.

4.	FAIR VALUE MEASUREMENT

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

The following table presents information about the Company’s available for sale securities, mortgage servicing rights and impaired loans measured at fair value as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Fair Value Measurement at December 31, 2009 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value on a recurring basis:
Pass-through certificates	$68,271	$—	$68,271	$—
Collateralized mortgage obligations	18,493	—	18,493	—
Municipal obligations	9,329	—	9,329	—
Corporate bonds	8,823	2,655	6,168	—
Pooled trust preferred securities	5,120	—	—	5,120
Mutual funds	3,276	3,276	—	—
Other equity investments	252	252	—	—
Assets measured at fair value on a non-recurring basis:
Mortgage servicing rights	313	—	—	313
Impaired loans	7,452	—	7,452	—

The following table presents information about the Company’s available for sale securities, mortgage servicing rights and impaired loans measured at fair value as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

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

The following table presents the changes in the Level III fair-value category for the three months ended December 31, 2009. The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available for Sale Securities
Beginning balance	$5,618
Total gains or losses (realized/unrealized)
Included in earnings	(659)
Included in other comprehensive income	371
Purchases, issuances and settlements	(210)
Transfers in and/or out of Level 3	—
Ending balance	$5,120
The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at the reporting date	$659

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

Mortgage servicing rights (“MSRs”) are carried at the lower of cost or estimated fair value. The estimated fair values of MSRs are obtained through independent third-party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value, including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market-driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level III.

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. These assets are included above as Level II fair values. The fair value consists of the loan balances of $9,848 less their valuation allowances of $2,396 at December 31, 2009.

5.	LOANS RECEIVABLE

Loans receivable consist of the following:
	December 31,	September 30,
	2009	2009
Single-family	$143,194	$146,258
Construction and land	28,301	28,984
Multi-family and commercial	66,901	67,241
Home equity and lines of credit	53,238	54,612
Consumer loans	2,184	2,030
Commercial loans	21,466	22,180
Total loans	315,284	321,305
Loans in process	(9,327)	(10,228)
Allowance for loan losses	(5,588)	(4,657)
Deferred loan costs	186	180
Loans receivable – net	$300,555	$306,600

At December 31, 2009 and September 30, 2009, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $4,965 and $5,417, respectively.  At December 31, 2009, non-performing loans consisted of five single-family residential mortgage loans aggregating $591, two non-residential mortgage loans aggregating $1,974, two commercial business loans aggregating $297, five constructions loans aggregating $1,943, three home equity loans aggregating $153, and two consumer loans aggregating $7.

At December 31, 2009 and September 30, 2009 the Company had impaired loans with a total recorded investment of $9,848 and $7,934, respectively.  Interest income of $108 was recognized on these impaired loans during the three months ended December 31, 2009.  Interest income of approximately $76 was not recognized as interest income due to the non-accrual status of such loans for the three months ended December 31, 2009.

Loans collectively evaluated for impairment include single-family residential real estate, home equity (including lines of credit) and consumer loans and are not included in the data that follow:

	December 31, 2009	September 30, 2009
Impaired loans with related allowance for loan losses under ASC 310-10-35-13	$8,061	$4,536
Impaired loans with no related allowance for loan losses under ASC 310-10-35-13	1,787	3,398
Total impaired loans	$9,848	$7,934
Valuation allowance related to impaired loans	$2,396	$1,267

The following is an analysis of the allowance for loan losses:

	Three Months Ended
	December 31,
	2009	2008
Balance beginning of period	$4,657	$3,453
Provisions charged to income	1,100	75
Charge-offs	(171)	(229)
Recoveries	2	1
Total	$5,588	$3,300

6.	DEPOSITS

Deposits consist of the following major classifications:

	December 31,		September 30,
	2009		2009
	Amount	Percent	Amount	Percent

Non-interest bearing	$17,385	5.0%	$18,971	5.5%
NOW	74,302	21.4	73,620	21.2
Passbook	41,769	12.0	39,361	11.3
Money market demand	50,987	14.7	46,604	13.4
Certificates of deposit	162,993	46.9	168,568	48.6
Total	$347,436	100.0%	$347,124	100.0%

7.	EARNINGS PER SHARE

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding, while diluted net income (loss) per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities.  All dilutive shares consist of options the exercise price of which is lower than the market price of the common stock covered thereby at the dates presented. At December 31, 2009 and 2008, anti-dilutive shares consisted of options covering 26,466 and 58,566 shares, respectively.

The calculation of basic and diluted earnings per share (“EPS”) is as follows:

	Three Months Ended December 31,
	2009	2008
Numerator	$(1,294)	$(63)
Denominators:
Basic shares outstanding	2,332,284	2,323,596
Effect of dilutive securities	—	—
Dilutive shares outstanding	2,332,284	2,323,596
Earnings per share:
Basic	$(0.55)	$(0.03)
Diluted	$(0.55)	$(0.03)

8.	REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of tangible and core capital (as defined in the regulations) to adjusted assets (as defined), and of Tier I and total capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009, that the Bank met all regulatory capital adequacy requirements to which it was subject.

The Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Required for Capital Adequacy Purpose		Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2009:
Core Capital (to Adjusted Tangible Assets)	$42,369	8.40%	$20,171	4.0%	$25,214	5.0%
Tier I Capital (to Risk-Weighted Assets)	42,369	12.42	N/A	N/A	20,464	6.0
Total Capital (to Risk-Weighted Assets)	45,616	13.37	27,286	8.0	34,107	10.0
Tangible Capital (to Tangible Assets)	42,333	8.40	7,564	1.5	N/A	N/A

At September 30, 2009:
Core Capital (to Adjusted Tangible Assets)	$43,308	8.23%	$21,049	4.0%	$26,312	5.0%
Tier I Capital (to Risk-Weighted Assets)	43,308	12.75	N/A	N/A	20,380	6.0
Total Capital (to Risk-Weighted Assets)	46,761	13.77	27,174	8.0	33,967	10.0
Tangible Capital (to Tangible Assets)	43,270	8.22	7,893	1.5	N/A	N/A

On February 13, 2006, the Bank entered into a supervisory agreement with the Office of Thrift Supervision (“OTS”).  The supervisory agreement requires the Bank, among other things, to maintain minimum core capital and total risk-based capital ratios of 7.5% and 12.5%, respectively.  At December 31, 2009, the Bank was in compliance with such requirement. The Bank has been deemed to be "well-capitalized" for purposes of the prompt corrective action regulations by the OTS. However, due to the supervisory agreement, it is still deemed in “troubled condition.”

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this standard for the period ending September 30, 2009.

In June 2008, the FASB issued accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities, which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  This guidance clarified that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered.  A basic principle of this guidance is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method.  All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with this guidance.  This accounting guidance was subsequently codified into ASC Topic 260, Earnings Per Share.  The adoption of this new guidance did not have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on October 1, 2008.  This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements.  On October 1, 2008, the Company adopted this accounting standard related to fair value measurements for the Company’s financial assets and financial liabilities.  The Company deferred adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until October 1, 2009.  The adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s financial statements. This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or the quarter ending December 31, 2009.

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

In December 2007, the FASB issued an accounting standard related to noncontrolling interests in consolidated financial statements, which is effective for fiscal years beginning on or after December 15, 2008.  This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.   This accounting standard was subsequently codified into ASC 810-10, Consolidation.  The adoption of this standard is reflected in the Company’s financial statements.

On April 1, 2009, the FASB issued new authoritative accounting guidance under ASC Topic 805, Business Combinations, which became effective for periods beginning after December 15, 2008.  ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, Contingencies. Under ASC Topic 805, the requirements of ASC Topic 420, Exit or Disposal Cost Obligations, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, Contingencies.  The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued new authoritative accounting guidance under ASC Topic 810, Consolidation, which amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 became effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial position or results of operations.

On December 30, 2008, the FASB issued new authoritative accounting guidance under ASC Topic 715, Compensation—Retirement Benefits, which provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. This guidance is effective for fiscal years ending after December 15, 2009.  The new authoritative accounting guidance under ASC Topic 715 is not expected to have a significant impact on the Company’s financial position or results of operations.

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

	December 31, 2009		September 30, 2009
	Carrying/ Notional Amount	Estimated Fair Value	Carrying/ Notional Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$28,886	$28,886	$47,658	$47,658
Investment securities	30,004	30,155	30,369	30,528
Loans, net	300,555	309,062	306,600	316,975
Mortgage-related securities	104,504	105,126	105,355	106,126
FHLBank stock	7,060	7,060	7,060	7,060
Mortgage servicing rights	313	313	314	314
Accrued interest receivable	2,176	2,176	2,343	2,343
Liabilities:
Passbook deposits	41,769	41,769	39,361	39,361
NOW and money market deposits	125,289	125,289	120,224	120,224
Certificates of deposit	162,993	165,467	168,568	171,759
Short-term borrowings	5,431	5,431	27,395	27,395
Other borrowings	102,651	107,801	102,653	107,749
Junior subordinated debentures	11,648	9,650	11,646	9,650
Accrued interest payable	2,089	2,089	2,110	2,110

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

No adjustment was made to the entry-value interest rates for changes in credit performing commercial real estate and business loans, construction loans, and land loans for which there are no known credit concerns. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the performing commercial, construction, and land loan portfolios for which there are no known credit concerns, result in a fair valuation of such loans on an entry-value basis. The fair value of non-accrual loans, with a recorded book value of approximately $3,897 and $3,876 as of December 31, 2009 and September 30, 2009, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2009 and September 30, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2009 and September 30, 2009 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

11.	PENDING MERGER

On November 3, 2009, the Company announced that it had signed a definitive agreement (the “Merger Agreement”) to merge with and into Bryn Mawr Bank Corporation (“BMBC”). Concurrent with the Merger, the Bank will merge with and into The Bryn Mawr Trust Company (“BMT”), which is a wholly owned subsidiary of BMBC (the “Bank Merger”).

Under the terms of the Merger Agreement, shareholders of the Company will receive 0.6973 shares (the “Exchange Ratio”) of BMBC stock for each share of Company common stock they own plus $2.06 per share cash consideration (“Per Share Cash Consideration”), each subject to adjustment as described below. The Exchange Ratio and Per Share Cash Consideration are subject to downward adjustment in the event that the Company’s delinquencies, as defined in the Merger Agreement, are equal to or greater than $10,500,000 as of the month end prior to the closing. As of December 31, 2009, the amount of the Company's delinquencies was $12.4 million and, if December 31, 2009 were the month-end immediately preceding the closing of the merger, based on such amount of delinquencies at such date, the merger consideration to be received for each share of the Company's common stock would be 0.6834 of a share of BMBC common stock and $2.02 in cash.

Consummation of the Merger, which is expected to occur late in the second calendar quarter or early in the third calendar quarter of 2010, is subject to certain conditions, including, among others, approval of the Merger by shareholders of the Company, governmental filings and regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of the other party, effectiveness of the registration statement to be filed with the SEC to register shares of BMBC common stock to be offered to Company shareholders, absence of a material adverse effect, receipt of tax opinions, and obtaining material permits and authorizations for the lawful consummation of the Merger and the Bank Merger.

12.	SUBSEQUENT EVENTS

The Company assessed events occurring subsequent to December 31, 2009 through February 16, 2010 for potential recognition and disclosure in the consolidated financial statements, which were issued on February 16, 2010. In early February 2010, the Company determined to sell two of its five investments in pooled trust preferred securities with an aggregate recorded book value and an estimated aggregate fair value of $4.8 million and $3.3 million, respectively, at December 31, 2009 (with an aggregate unrealized loss of $1.6 million (pre-tax) recorded as a component of other comprehensive income at such date). Subsequently, the Company sold such securities on February 12, 2010 for an aggregate sales price of $2.7 million, resulting in pre-tax loss of $2.1 million, which will be recognized in the quarter ending March 31, 2010. In connection with the recognition of the loss, the Company will eliminate the $1.6 million (pre-tax) unrealized loss previously recorded as a component of other comprehensive income with respect to such securities. As a result of the sale of two of the Company’s investments in pooled trust preferred securities, the Company believes that it also will be required to recognize losses for the quarter ended March 31, 2010 with respect to its investment in the three remaining pooled trust preferred securities. At December 31, 2009, these three pooled trust preferred securities that the Company continues to hold had an aggregate recorded book value and an estimated aggregate fair value of approximately $2.8 million and $1.9 million, respectively (with an aggregate unrealized loss of approximately $968,000 (pre-tax) recorded as a component of other comprehensive income at such date).  The actual amount of the loss that will be required to be recognized in the second quarter of fiscal 2010 with respect to these securities may be more or less than the amount of unrealized losses reflected in stockholders’ equity as of December 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information in this Quarterly Report on Form 10-Q may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those estimated due to a number of factors.  Persons are cautioned that such forward-looking statements are not guarantees of future performance and are subject to various factors, which could cause actual results to differ materially from those estimated.  These factors include, but are not limited to, changes in general economic and market conditions, the continuation of an interest rate environment that adversely affects the interest rate spread or other income from the Company's and the Bank's investments and operations, the amount of the Company’s delinquent and non-accrual loans, troubled debt restructurings, other real estate owned and loan charge-offs; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; interest rate movements; the proposed merger with Bryn Mawr Bank Corporation fails to be completed, or if completed, the anticipated benefits from the merger may not be fully realized due to, among other factors, the failure to combine First Keystone Financial’s business with Bryn Mawr Bank Corporation, the anticipated synergies not being achieved or the integration proves to be more difficult, time consuming or costly than expected; difficulties in integrating distinct business operations, including information technology difficulties; disruption from the transaction making it more difficult to maintain relationships with customers and employees, and challenges in establishing and maintaining operations in new markets; volatilities in the securities markets; and deteriorating economic conditions. The Company does not undertake and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

As previously noted, the Company entered into an agreement and plan of merger (the "Merger Agreement") with Bryn Mawr Bank Corporation, pursuant to which the Company will merge with and into Bryn Mawr Bank Corporation. For additional information regarding the proposed merger, please refer to Note 11 of the unaudited consolidated financial statements set forth herein.

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

The Company submitted to and received from the OTS approval of a capital plan, which called for an equity infusion in order to reduce the Company’s debt-to-equity ratio below 50%.  As part of its capital plan, the Company conducted a private placement of 400,000 shares of common stock, raising gross proceeds of approximately $6.5 million. In June 2007, the net proceeds of approximately $5.8 million were used to reduce the amount of the Company's outstanding debt through the redemption of $6.2 million of its junior subordinated debentures. In June 2008, the Company utilized a portion of the proceeds from a $4.9 million dividend from the Bank to purchase $1.5 million of fixed-rate trust preferred securities issued by the Company’s wholly owned statutory trust and to redeem the remaining $2.1 million of floating-rate subordinated debentures that were present at September 30, 2007. As a result of such redemptions and purchases, the Company’s outstanding junior subordinated debt, as of September 30, 2009, was $11.6 million and its debt-to-equity ratio is less than 50%.  Although the Company’s debt-to-equity ratio was below 50%, it does not anticipate resuming the payment of dividends until such time as the Company’s operating results improve and it is not permitted to pay dividends under the Merger Agreement without BMBC's prior consent.

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

As a result of the supervisory agreement, the Bank hired a Chief Credit Officer (“CCO”) and, under the direction of the Board and the CCO, enhanced its credit review analysis, developed administrative procedures and adopted an asset classification system. The CCO was appointed Chief Lending Officer (“CLO”) during fiscal 2008 and has continued the process of enhancing the Bank’s loan department structure, in particular its commercial lending operations. The Bank continues to address these areas and to make every effort to reduce the level of classified assets in order to be in full compliance with the terms of the supervisory agreements.  At December 31, 2009, the Company believes it and the Bank are in full compliance with all the provisions of the supervisory agreements.

Under the terms of the Merger Agreement, we have agreed to use our best efforts to obtain confirmation from the OTS that the supervisory agreements will be terminated as of the effective time of the Merger.

Comparison of Financial Condition at December 31, 2009 and September 30, 2009

Total assets of the Company decreased by $22.5 million, from $528.4 million at September 30, 2009 to $505.9 million at December 31, 2009. Loans receivable decreased by $6.0 million, from $306.6 million at September 30, 2009 to $300.6 million at December 31, 2009 primarily as a result of the Company’s experiencing repayments which outpaced originations within the single-family residential mortgage and home equity loan portfolios. Cash and cash equivalents decreased by $18.8 million to $28.9 million at December 31, 2009 from $47.7 million at September 30, 2009 primarily due to management’s decision to reduce overnight borrowings. Prepaid Federal Deposit Insurance Corporation (“FDIC”) assessments increased by $3.0 million from $0 at September 30, 2009 to $3.0 million at December 31, 2009 due to the three-year prepayment of FDIC premiums. Deposits increased slightly from $347.1 million at September 30, 2009 to $347.4 million at December 31, 2009. However, the composition of the deposit portfolio changed slightly from September 30, 2009 to December 31, 2009, with a decrease of $5.6 million in certificates of deposit offset by an increase of $5.9 million in core deposits. The decline in certificates of deposit was primarily due to management’s determination to allow the runoff of certificates of deposit bearing above-market rates that would have been renewed at lower rates had the certificates renewed at the Bank upon their maturity.

Comparison of Results of Operations for the Three Months Ended December 31, 2009 and 2008

Net Loss.  Net loss was $1.3 million, or $.55 per diluted share, for the quarter ended December 31, 2009 as compared to net loss of $63,000, or $.03 per diluted share, for the same period in 2008.

Net Interest Income.  Net interest income increased $177,000, or 6.3%, to $3.0 million for the three months ended December 31, 2009, as compared to the same period in 2008. The increase in net interest income for the three months ended December 31, 2009 was primarily due to a decrease in interest expense of $621,000, or 18.2%, substantially offset by a decrease in interest income of $444,000, or 7.1%, as compared to the same period in 2008. The declines in both interest expense and interest income were primarily the result of declines in the rates paid and yields earned reflecting the effect of declines in market rates of interest during 2009 with interest-bearing liabilities reflecting such declines more rapidly due to their greater interest sensitivity. The weighted average yield earned on interest-earning assets for the three months ended December 31, 2009 decreased 66 basis points to 4.76% from 5.42% for the same period in the prior fiscal year. For the three months ended December 31, 2009, the weighted average rate paid on interest-bearing liabilities decreased 66 basis points to 2.33% from 2.99% for the same period in the prior fiscal year.

The interest rate spread and net interest margin remained substantially unchanged at 2.43% and 2.47%, respectively, for the three months ended December 31, 2009 as compared to 2.43% and 2.46%, respectively, for the same period in 2008. Net average interest-earnings assets increased by $3.4 million to $7.7 million for the three months ended December 31, 2009 from $4.3 million for the three months ended December 31, 2008.

The following tables present the average balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three months ended December 31, 2009 and 2008.

	For the three months ended
	December 31, 2009			December 31, 2008
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans receivable(1)	$305,310	$4,298	5.63%	$286,042	$4,260	5.96%
Mortgage-related securities(2)	107,813	1,179	4.37	123,230	1,553	5.04
Investment securities(2)	37,716	285	3.02	33,917	395	4.66
Other interest-earning assets	34,635	18	0.21	16,182	16	0.40
Total interest-earning assets	485,474	5,780	4.76	459,371	6,224	5.42
Non-interest-earning assets	32,555			34,751
Total assets	$518,029			$494,122
Interest-bearing liabilities:
Deposits	$356,809	1,192	1.34	$322,433	1,727	2.14
FHLB advances and other borrowings	109,290	1,304	4.77	120,971	1,390	4.60
Junior subordinated debentures	11,646	286	9.82	11,639	286	9.83
Total interest-bearing liabilities	477,745	2,782	2.33	455,043	3,403	2.99
Interest rate spread(3)			2.43%			2.43%
Non-interest-bearing liabilities	6,389			7,026
Total liabilities	484,134			462,069
Stockholders’ equity	33,895			32,053
Total liabilities and stockholders’ equity	$518,029			$494,122
Net interest-earning assets	$7,729			$4,328
Net interest income		$2,998			$2,821
Net interest margin(3)			2.47%			2.46%
Ratio of average interest-earning assets to average interest-bearing liabilities			101.62%			100.95%

 (1) Includes non-accrual loans.
(2) Includes assets classified as either available for sale or held to maturity.
(3) Net interest income divided by average interest-earning assets.

Provision for Loan Losses.  For the three months ended December 31, 2009, as compared to the three months ended September 30, 2009, the provision for loan losses decreased $375,000 to $1.1 million but increased $1.0 million from $75,000 for the quarter ended December 31, 2008. At December 31, 2009, classified and criticized loans totaled $22.7 million, as compared to $23.3 million at September 30, 2009. The level of the provision for loan losses in the first quarter of fiscal 2010 as compared to the same period in fiscal 2009 primarily reflected the increase in classified and criticized loans between December 31, 2008 and December 31, 2009 as well as the ongoing evaluation of the Bank’s loan portfolio.  The provision for loan losses was based on the Company’s quarterly review of the credit quality of its loan portfolio, the level of criticized and classified loans, the amount of net charge-offs during the first quarter of fiscal 2010 and other factors.  The Company's coverage ratio, which is the ratio of the allowance for loan losses to non-performing loans, was 112.6% and 86.0% at December 31, 2009 and September 30, 2009, respectively.

At December 31, 2009, non-performing assets increased $958,000 to $6.4 million, or 1.3%, of total assets, from $5.4 million at September 30, 2009.  Non-performing assets at December 31, 2009 consisted of non-accrual loans aggregating $3.9 million comprised of two commercial real estate mortgage loans aggregating $2.0 million, two residential construction loans to the same borrower aggregating $881,000, five single-family mortgage loans aggregating $591,000, two commercial business loans aggregating $297,000 and three home equity loans aggregating $153,000. Also included in non-performing assets at December 31, 2009 were three construction loans aggregating $1.1 million which had exceeded their contractual maturity but which continue to pay interest in accordance with the original terms of the loans. In addition to non-performing loans, included in non-performing assets at December 31, 2009 was a $370,000 condominium located in Philadelphia which became real estate owned during the first quarter of fiscal 2010 and the Company’s $1.0 million investment in one pooled trust preferred security that began deferring interest payments during the quarter ended December 31, 2009 and was placed on non-accrual status. In addition, loans 30 to 89 days delinquent increased $792,000, from $4.6 million at September 30, 2009 to $5.4 million at December 31, 2009.

Management continues to review its loan portfolio to determine the extent, if any, to which additional loss provisions may be deemed necessary.  There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

Non-interest Income. For the quarter ended December 31, 2009, non-interest income decreased $698,000 from $433,000 for the same period last year to a loss of $265,000 for the three months ended December 31, 2009. The decrease was primarily due to non-cash impairment charges recorded for the quarter ended December 31, 2009 aggregating $843,000 related to the determination that the decline in value of the Company’s $1.7 million investment in three pooled trust preferred securities and its $1.7 million investment in five private label collateralized mortgage obligations was other than temporary. Due to increasing levels of deferrals of interest payments and/or increasing levels of deferrals and defaults by the underlying issuers, the Company determined to record a pre-tax impairment charge with respect to pooled trust securities totaling approximately $659,000.  In addition, it recorded a $536,000 non-credit-related impairment charge with respect to such securities as an adjustment to other comprehensive income.  Such charges reflected management’s assessment of the future of the estimated future cash flows of such securities. It also recorded an $184,000 credit-related non-cash impairment charge with respect to the private label collateralized mortgage obligations.  There was no non-credit-related charge recorded with respect to such securities for the quarter.

Non-interest Expense.  Non-interest expense increased $322,000 to $3.5 million for the quarter ended December 31, 2009 as compared to the same period last year.  The increase for the quarter ended December 31, 2009 was primarily due to merger-related expenses of $385,000 and a $118,000 increase in federal deposit insurance premiums, partially offset by decreases of $68,000 and $62,000 in salaries and employee benefits expense and advertising expense, respectively.

Income Tax Expense. The Company incurred an income tax expense of $93,000 for the quarter ended December 31, 2008 as compared to an income tax benefit of $540,000 for the quarter ended December 31, 2009 reflecting the loss incurred for the quarter ended December 31, 2009 as compared to a small amount of net income for the same period last year.

Liquidity and Capital Resources

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowings and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-related securities prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has the ability to obtain advances from the FHLBank Pittsburgh through several credit programs with the FHLB in amounts not to exceed the Bank’s maximum borrowing capacity and subject to certain conditions, including holding a predetermined amount of FHLB stock as collateral. As an additional source of funds, the Company has access to the FRB discount window, but only after it has exhausted its access to the FHLB. At December 31, 2009, the Company had $102.7 million of outstanding advances and no overnight borrowings from the FHLBank Pittsburgh.  The Bank currently has the ability to obtain up to $89.7 million of additional advances from the FHLBank Pittsburgh.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as overnight deposits.  On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities.  The Company uses its sources of funds primarily to meet its ongoing commitments, to fund maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities.  At December 31, 2009, total approved loan commitments outstanding amounted to $3.4 million, not including $9.3 million in loans in process.  At the same date, commitments under unused lines of credit amounted to $36.0 million.  Certificates of deposit scheduled to mature in one year or less at December 31, 2009 totaled $119.8 million. Based upon the Company’s historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

The Bank is required under applicable federal banking regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital (or risk-based) equal to at least 8.0% of its risk-weighted assets.  At December 31, 2009, the Bank had tangible capital and core capital equal to 8.4% of adjusted total assets and total capital equal to 13.4% of risk-weighted assets.  However, as a result of the supervisory agreement discussed in Item 2 of Part I hereof, the Bank is required to maintain core and risk-based capital in excess of 7.5% and 12.5%, respectively.  The Bank is in compliance with such higher requirements imposed by the supervisory agreement.

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

The interest rate risk measures used by the OTS include an “Exposure Measure” or “Post-Shock” NPV ratio and a “Sensitivity Measure”.  The “Post-Shock” NPV ratio is the net present value as a percentage of assets over the various yield curve shifts.  A low “Post-Shock” NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates.  The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline.  The following sets forth the Bank’s NPV as of December 31, 2009.

Net Portfolio Value (Dollars in thousands)
Changes in Rates in Basis Points	Amount	Dollar Change	Percentage Change	Net Portfolio Value As a % of Assets	Change
300	$37,372	$(19,303)	(34)%	7.48%	(329	) bp
200	44,678	(11,997)	(21)	8.78	(199	) bp
100	51,376	(5,299)	(9)	9.92	(85	) bp
0	56,675	—	—	10.77	—	bp
(100)	60,786	4,111	7	11.42	65	bp

As of December 31, 2009, the Company’s NPV was $56.7 million or 10.77% of the market value of assets.  Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $44.7 million or 8.78% of the market value of assets.  The change in the NPV ratio or the Company’s sensitivity measure was a decline of 199 basis points.

As of September 30, 2009, the Company’s NPV was $58.0 million or 10.56% of the market value of assets.  Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $49.3 million or 9.20% of the market value of assets.  The change in the NPV ratio or the Company’s sensitivity measure was a decline of 136 basis points.

Item 4T.	Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to management, including the Chief Executive Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure and that such disclosure controls and procedures are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

No material changes have occurred in the legal proceedings previously disclosed in Item 3 of the Company’s Form 10-K for the fiscal year ended September 30, 2009.

Item 1A.	Risk Factors

There were no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) – (b) Not applicable.

(c) Not applicable.  No shares were repurchased by the Company during the quarter.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

(a) Not applicable

(b) No changes in procedures.

Item 6.	Exhibits

List of Exhibits

Exhibit
No	Description
2.1	Agreement and Plan of Merger By and Between Bryn Mawr Bank Corporation and First Keystone Financial, Inc. dated November 3, 2009 1
3.1	Amended and Restated Articles of Incorporation of First Keystone Financial, Inc. 2
3.2	Amended and Restated Bylaws of First Keystone Financial, Inc. 2
4.1	Specimen Stock Certificate of First Keystone Financial, Inc. 3
4.2	Instrument defining the rights of security holders **
10.1	Form of Amended and Restated Severance Agreement between First Keystone Financial, Inc. and Carol Walsh 4,*
10.2	Amended and Restated 1995 Stock Option Plan 4, *
10.3	Amended and Restated 1995 Recognition and Retention Plan and Trust Agreement 4,*
10.4	Amended and Restated 1998 Stock Option Plan 4, *
10.5	Form of Amended and Restated Severance Agreement between First Keystone Bank and Carol Walsh 4, *
10.6	Amended and Restated First Keystone Bank Supplemental Executive Retirement Plan 5,*
10.7	Form of Amended and Restated Transition, Consulting, Noncompetition and Retirement Agreement by and between First Keystone Financial, Inc., First Keystone Bank and Donald S. Guthrie 4,*
10.8	Severance and Release Agreement by and among First Keystone Financial, Inc., First Keystone Bank and Thomas M. Kelly 6,*
10.9	Letter dated December 11, 2006 with respect to appointment to Board 7
10.10	Form of Registration Rights Agreement 8
11	Statement re: computation of per share earnings. See Note 7 to the Unaudited Consolidated Financial Statements included in Part I hereof.
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Supervisory Agreement between First Keystone Financial, Inc. and the Office of Thrift Supervision dated February 13, 2006. 9
99.2	Supervisory Agreement between First Keystone Bank and the Office of Thrift Supervision dated February 13, 2006. 9

(1)	Incorporated by reference to the like-numbered exhibit included in the Form 8-K filed by the Registrant with the SEC on November 4, 2009.

(2)	Incorporated by reference from Exhibit 3.1(with respect to the Articles) and Exhibit 3.2 (with respect to the Bylaws) on Form 8-K filed by the Registrant with the SEC on February 12, 2008.

(3)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-84824) filed by the Registrant with the SEC on October 6, 1994, as amended.

(4)	Incorporated by reference from Exhibits 10.1, 10.4, 10.6, 10.5, and 10.3, respectively, in the Form 8-K filed by the Registrant with SEC on December 1, 2007 (File No. 000-25328).

(5)	Incorporated by reference from Exhibit 10.1 in the Form 8-K filed by the Registrant with the SEC on July 3, 2007.

(6)	Incorporated by reference from Exhibit 10.1 in the Form 8-K filed by the Registrant with the SEC on August 19, 2006.

(7)	Incorporated by reference from Exhibit 10.1 in the Form 8-K filed by the Registrant with the SEC on December 20, 2006.

(8)	Incorporated by reference from the Form 10-K for the year ended September 30, 2006 filed by the Registrant with the SEC on December 29, 2006

(9)	Incorporated by reference from the Form 10-Q for the quarter ended December 31, 2005 filed by the Registrant with the SEC on February 14, 2006.

(*)	Consists of a management contract or compensatory plan

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

FIRST KEYSTONE FINANCIAL, INC.

Date: February 16, 2010	By:	/s/ David M. Takats
David M. Takats
Senior Vice President and Chief Financial Officer

Date: February 16, 2010	By:	/s/ Hugh J. Garchinsky
Hugh J. Garchinsky
President and Chief Executive Officer