Form 10-Q
period 2010-03-31
FIRST KEYSTONE FINANCIAL INC
filed 2010-05-17
CIK 856751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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
☐ Yes   ☐No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐                        Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a “smaller reporting company”)

Smaller reporting company ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

Number of shares of Common Stock outstanding as of April 30, 2010:  2,432,998

FIRST KEYSTONE FINANCIAL, INC.

Contents

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Unaudited Consolidated Statements of Financial Condition as of
	March 31, 2010 and September 30, 2009	1

	Unaudited Consolidated Statements of Income for the Three
	and Six Months Ended March 31, 2010 and 2009	2

	Unaudited Consolidated Statement of Changes in Stockholders' Equity
	for the Six Months Ended March 31, 2010 and 2009	3

	Unaudited Consolidated Statements of Cash Flows for the Six Months
	Ended March 31, 2010 and 2009	4

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4T.	Controls and Procedures	27

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	(Removed and Reserved)	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

SIGNATURES		31

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

	March 31, 2010	September 30, 2009
ASSETS
Cash and amounts due from depository institutions	$2,416	$2,277
Interest-bearing deposits with depository institutions	58,042	45,381
Total cash and cash equivalents	60,458	47,658
Investment securities available for sale	36,087	27,564
Mortgage-related securities available for sale	35,532	86,197
Investment securities held to maturity – at amortized cost (approximate fair value of $2,984 and $2,964 at March 31, 2010 and September 30, 2009, respectively)	2,804	2,805
Mortgage-related securities held to maturity - at amortized cost (approximate fair value of $17,099 and $19,929 at March 31, 2010 and September 30, 2009, respectively)	16,430	19,158
Loans receivable (net of allowance for loan losses of $6,674 and $4,657 at March 31, 2010 and September 30, 2009, respectively)	295,346	306,600
Accrued interest receivable	2,054	2,343
FHLBank stock, at cost	7,060	7,060
Office properties and equipment, net	4,002	4,200
Deferred income taxes	2,981	3,660
Cash surrender value of life insurance	18,591	18,381
Prepaid FDIC assessment	2,832	—
Prepaid expenses and other assets	4,324	2,775

Total Assets	$488,501	$528,401
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Non-interest-bearing	$21,603	$18,971
Interest-bearing	309,739	328,153
Total deposits	331,342	347,124
Short-term borrowings	6,072	27,395
Other borrowings	102,649	102,653
Junior subordinated debentures	11,649	11,646
Accrued interest payable	1,680	2,110
Advances from borrowers for taxes and insurance	2,026	887
Accounts payable and accrued expenses	2,504	2,866

Total Liabilities	457,922	494,681
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; issued 2,712,556 shares; outstanding at March 31, 2010 and September 30, 2009, 2,432,998 shares	27	27
Additional paid-in capital	12,562	12,565
Employee stock ownership plan	(2,687)	(2,751)
Treasury stock at cost: 279,558 shares at March 31, 2010 and September 30, 2009	(4,244)	(4,244)
Accumulated other comprehensive income	1,405	87
Retained earnings-partially restricted	23,444	27,932

Total First Keystone Financial, Inc. Stockholders’ Equity	30,507	33,616

Noncontrolling interest	72	104

Total Stockholders’ Equity	30,579	33,720

Total Liabilities and Stockholders’ Equity	$488,501	$528,401

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$4,106	$4,092	$8,404	$8,353
Interest and dividends on:
Mortgage-related securities	1,020	1,424	2,199	2,978
Investment securities:
Taxable	332	316	572	666
Tax-exempt	41	46	83	88
Dividends	3	4	6	7
Interest on interest-bearing deposits	13	12	30	27

Total interest income	5,515	5,894	11,294	12,119
INTEREST EXPENSE:
Interest on:
Deposits	929	1,492	2,121	3.219
Short-term borrowings	7	19	17	38
Other borrowings	1,266	1,267	2,559	2,638
Junior subordinated debentures	286	286	571	571
Total interest expense	2,488	3,064	5,268	6,466
Net interest income	3,027	2,830	6,026	5,653
Provision for loan losses	1,000	700	2,100	775
Net interest income after provision for loan losses	2,027	2,130	3,926	4,878

NON-INTEREST INCOME (LOSS):
Service charges and other fees	329	331	705	743
Net gain on sales of loans held for sale	32	75	46	83
Net gain (loss) on sale of investments	(2,560)	(10)	(2,550)	180
Total other-than-temporary impairment losses	(41)	(994)	(1,393)	(1,417)
Portion of loss recognized in other comprehensive income (before taxes)	—	245	510	245
Net impairment loss recognized in earnings	(41)	(749)	(883)	(1,172)
Increase in cash surrender value of life insurance	101	90	210	245
Other income	67	98	135	189

Total non-interest income (loss)	(2,072)	(165)	(2,337)	268

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,367	1,438	2,771	2,911
Occupancy and equipment	403	415	797	812
Professional fees	342	297	659	659
Federal deposit insurance premium	202	219	430	329
Data processing	160	140	316	293
Advertising	44	84	112	215
Deposit processing	169	177	323	323
Merger-related costs	164	—	549	—
Other	281	384	629	746
Total non-interest expense	3,132	3,154	6,586	6,288
Loss before income tax benefit	(3,177)	(1,189)	(4,997)	(1,142)
Income tax benefit	—	(402)	(540)	(310)

Net loss	(3,177)	(787)	(4,457)	(832)

Less: Net income attributable to noncontrolling interest	(17)	(19)	(31)	(36)

Net loss attributable to First Keystone Financial, Inc.	$(3,194)	$(806)	$(4,488)	$(868)
Earnings per common share:
Basic	$(1.37)	$(0.35)	$(1.92)	$(0.37)
Diluted	$(1.37)	$(0.35)	$(1.92)	$(0.37)

Weighted average shares – basic	2,334,456	2,325,768	2,333,358	2,324,670
Weighted average shares – diluted	2,334,456	2,325,768	2,333,358	2,324,670

See notes to unaudited consolidated financial statements.

FIRST KEYSTONE FINANCIAL, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)

	Common stock	Additional paid-in capital	Employee stock ownership plan	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings- partially restricted	Non- controlling interest	Total stockholders’ equity
BALANCE AT OCTOBER 1, 2008	$27	$12,586	$(2,872)	$(4,244)	$(2,714)	$29,513	$113	$32,409
Net income (loss)	—	—	—	—	—	(868)	36	(832)
Cash dividends issued	—	—	—	—	—	—	(79)	(79)
Other comprehensive income (loss), net of tax:
Unrealized loss on securities for which an other-than-temporary impairment loss has been recognized in earnings, net of taxes of $83	—	—	—	—	(162)	—	—	(162)
Net unrealized gain on securities, net of reclassification adjustment, net of taxes of $(955)(1)	—	—	—	—	1,854	—	—	1,854
Comprehensive income	—	—	—	—	—	—	—	781
Share-based compensation	—	4	—	—	—	—	—	4
ESOP shares committed to be released	—	—	59	—	—	—	—	59
Difference between cost and fair value of ESOP shares committed to be released	—	(16)	—	—	—	—	—	(16)
BALANCE AT MARCH 31, 2009	$27	$12,574	$(2,813)	$(4,244)	$(1,022)	$28,645	$70	$33,237

BALANCE AT OCTOBER 1, 2009	$27	$12,565	$(2,751)	$(4,244)	$87	$27,932	$104	$33,720
Net income (loss)	—	—	—	—	—	(4,488)	31	(4,457)
Cash dividends issued	—	—	—	—	—	—	(63)	(63)
Other comprehensive income (loss), net of tax:
Unrealized loss on securities for which an other-than-temporary impairment loss has been recognized in earnings, net of taxes of $(173)	—	—	—	—	337	—	—	580
Net unrealized gain on securities, net of reclassification adjustment net of taxes of $(505) (1)	—	—	—	—	981	—	—	738
Comprehensive loss	—	—	—	—	—	—	—	(3,202)
Share-based compensation	—	6	—	—	—	—	—	6
ESOP shares committed to be released	—	—	64	—	—	—	—	64
Difference between cost and fair value of ESOP shares committed to be released	—	(9)	—	—	—	—	—	(9)
BALANCE AT MARCH 31, 2010	$27	$12,562	$(2,687)	$(4,244)	$1,405	$23,444	$72	$30,579

(1)	Components of other comprehensive gain:
	March 31,
	2010	2009

Change in net unrealized gain (loss) on investment securities available for sale, net of taxes	$(948)	$1,037

Reclassification adjustment for net (gains) losses included in net loss, net of taxes of $(867) and $61, respectively	1,683	(119)

Reclassification adjustment for other-than-temporary impairment losses on securities included in net loss, net of tax benefit of $300 and $398, respectively	583	774

Net unrealized gain (loss) on securities, net of taxes	$1,318	$1,692

FIRST KEYSTONE FINANCIAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Six months ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(4,488)	$(868)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for depreciation and amortization	256	288
Amortization of premiums and discounts	149	(4)
Increase in cash surrender value of life insurance	(210)	(245)
(Gain) loss on sales of:
Loans held for sale	(46)	(83)
Investment securities available for sale	3,697	85
Mortgage-related securities available for sale	(1,147)	(265)
Impairment losses realized in earnings	883	1,172
Provision for loan losses	2,100	775
Amortization of ESOP	55	43
Share-based compensation	6	4
Change in noncontrolling interest	31	36
Changes in assets and liabilities which provided (used) cash:
Origination of loans held for sale	(3,635)	(10,035)
Loans sold in the secondary market	3,681	10,118
Accrued interest receivable	289	204
Prepaid FDIC assessment	(3,024)	—
Prepaid expenses and other assets	(987)	(885)
Accrued interest payable	(430)	(15)
Accrued expenses	(425)	(62)
Net cash provided by (used in) operating activities	(3,245)	263
INVESTING ACTIVITIES:
Loans originated	(34,591)	(73,031)
Purchases of:
Mortgage-related securities available for sale	(6,706)	(24,187)
Investment securities available for sale	(17,693)	(4,966)
Redemption of FHLB stock	—	1,328
Purchase of FHLB stock	—	(1,393)
Proceeds from sales of investment and mortgage-related securities available for sale	53,572	23,532
Principal collected on loans	43,355	68,421
Proceeds from maturities, calls, or repayments of:
Investment securities available for sale	676	4,421
Mortgage-related securities available for sale	10,748	8,753
Mortgage-related securities held to maturity	2,712	2,637
Purchase of property and equipment	(58)	(208)
Net cash provided by (used in) investing activities	52,015	(5,307)
FINANCING ACTIVITIES:
Net decrease in deposit accounts	(15,782)	(6,860)
FHLBank advances and other borrowings - repayments	(4)	(98,936)
FHLBank advances and other borrowings - draws	—	88,024
Net increase in advances from borrowers for taxes and insurance	1,139	1,078
Net increase (decrease) in short-term borrowings	(21,323)	18,076
Net cash provided by (used in) financing activities	(35,970)	1,382
Increase in cash and cash equivalents	12,800	6,952
Cash and cash equivalents at beginning of period	47,658	39,320
Cash and cash equivalents at end of period	$60,458	$46,272
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest on deposits and borrowings	$5,698	$6,481
Cash payments (refunds) of income taxes	(130)	60
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

The results of operations for the three and six months ended March 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2010 or any other period.  The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the First Keystone Financial, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2009.

2.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, are as follows:
	March 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Approximate Fair Value
Available for Sale:
Municipal obligations
1 to 5 years	$1,837	$101	$—	$1,938
5 to 10 years	5,033	342	—	5,375
Over 10 years	998	66	—	1,064
Corporate bonds
Less than 1 year	5,529	249	—	5,778
1 to 5 years	1,171	25	—	1,196
Mutual funds	2,917	124	—	3,041
U.S. government agency bonds
1 to 5 years	17,062	1	(46)	17,017
Other equity investments	735	—	(57)	678
Total	$35,282	$908	$(103)	$36,087
Held to Maturity:
Municipal obligations
1 to 5 years	$2,804	$180	$—	$2,984

Provided below is a summary of investment securities available for sale and held to maturity which were in an unrealized loss position at March 31, 2010.

	Loss Position Less than 12 Months		Loss Position 12 Months or Longer		Total
	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses
U.S. government agency bonds	$12,516	$(46)	$—	$—	$12,516	$(46)
Other equity investments	277	(57)	—	—	277	(57)
Total	$12,793	$(103)	$—	$—	$12,793	$(103)

The above table represents four investment securities where the current value was less than the related amortized cost.

The Company adopted a provision of generally accepted accounting principles (“GAAP”) which provides for the bifurcation of other-than-temporary impairments (“OTTI”) into two categories: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss) which is recognized in earnings and (b) the amount of total OTTI related to all other factors, which is recognized, net of income taxes, as a component of other comprehensive income (“OCI”). The Company recorded, during the six months ended March 31, 2010, a $536 (before tax) impairment not related to credit losses on its investment in three pooled trust preferred securities, through other comprehensive income rather than through earnings and a $659 (before tax) credit-related impairment on the same three pooled trust preferred securities, through earnings.

The following table details the rollforward of credit-related impairments on pooled trust preferred securities recorded in earnings and as a component of OCI for the six months ended March 31, 2010:
	Gross OTTI	OTTI Included in OCI	OTTI Included in Earnings
October 1, 2009	$1,291	$853	$438
Additions:	1,195	536	659
Reductions for securities sold:	(2,486)	(1,389)	(1,097)
Balance, March 31, 2010	$—	$—	$—

For the six months ended March 31, 2009, pre-tax, credit-related and non-credit-related impairments on one pooled trust preferred security recorded in earnings and as a component of other comprehensive income, respectively, totaled $490 and $220, respectively.

At March 31, 2010, there were no investment securities in a gross unrealized loss position for twelve months or longer. During the quarter ended March 31, 2010, as a result of the continued deterioration of the Company’s pooled trust preferred securities, the Company sold its entire portfolio of pooled trust preferred securities with an aggregate recorded book value and an estimated aggregate fair value of $7.7 million and $5.1 million, respectively, at December 31, 2009 (with an aggregate unrealized loss of $2.5 million (pre-tax) recorded as a component of other comprehensive income at such date). Proceeds from the sale totaled $3.8 million and resulted in a pre-tax loss of $3.8 million. The Company will continue to review its investment portfolio to determine whether any particular impairment contained therein is other than temporary. Management does not believe that any individual unrealized loss as of March 31, 2010 represents an OTTI.

Proceeds from the sales of available-for-sale investments securities for the six months ended March 31, 2010 totaled $7.0 million. Gains on sales of available-for-sale investment securities for the six months ended March 31, 2010 totaled $142. Losses on sales of available-for-sale investment securities for the six months ended March 31, 2010 totaled $3.8 million, resulting in a pre-tax net loss of $3.7 million.

The amortized cost and approximate fair value of investment securities available for sale and held to maturity, by contractual maturities, as of September 30, 2009 are as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Approximate Fair Value
Available for Sale:
Municipal obligations
1 to 5 years	$941	$18	$—	$959
5 to 10 years	7,076	592	—	7,668
Over 10 years	998	89	—	1,087
Corporate bonds
Less than 1 year	588	15	—	603
1 to 5 years	7,401	220	(201)	7,420
Pooled trust preferred securities	8,521	—	(2,903)	5,618
Mutual funds	3,387	140	—	3,527
Other equity investments	734	—	(52)	682
Total	$29,646	$1,074	$(3,156)	$27,564
Held to Maturity:
Municipal obligations
1 to 5 years	$2,805	$159	$—	$2,964

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

Proceeds from the sales of available-for-sale investment securities for the six months ending March 31, 2009 totaled $4.2 million. Losses on sales of available-for-sale investment securities for the six months ending March 31, 2009 totaled $85. There were no gains on sales of available-for-sale investment securities for the six months ending March 31, 2009.

3.	MORTGAGE-RELATED SECURITIES

Mortgage-related securities available for sale and held to maturity are summarized as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Approximate Fair Value
Available for Sale:
FHLMC pass-through certificates	$4,209	$229	$—	$4,438
FNMA pass-through certificates	23,770	911	—	24,681
GNMA pass-through certificates	942	22	—	964
Collateralized mortgage obligations	5,287	181	(19)	5,449
Total	$34,208	$1,343	$(19)	$35,532
Held to Maturity:
FHLMC pass-through certificates	$6,173	$213	$—	$6,386
FNMA pass-through certificates	10,257	462	(6)	10,713
Total	$16,430	$675	$(6)	$17,099

Provided below is a summary of mortgage-related securities available for sale and held to maturity which were in an unrealized loss position at March 31, 2010.

	Loss Position Less than 12 Months		Loss Position 12 Months or Longer		Total
	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses
Pass-through certificates	$—	$—	$72	$(6)	$72	$(6)
Collateralized mortgage obligations	205	(6)	89	(13)	294	(19)
Total	$205	$(6)	$161	$(19)	$366	$(25)

The above table represents six mortgage-related securities for which the market value at March 31, 2010 was less than the amortized cost.

The Company reviews mortgage-related securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. The Company adopted a provision of GAAP which provides for the bifurcation of OTTI into two categories: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss) which is recognized in earnings and (b) the amount of total OTTI related to all other factors, which is recognized, net of income taxes, as a component of OCI. The Company recorded through earnings, during the six months ended March 31, 2010, credit-related impairments aggregating $225 on five private label collateralized mortgage obligations.

The following table details the rollforward of credit-related impairments on collateralized mortgage obligations recorded in earnings and as a component of OCI for the six months ended March 31, 2010:

	Gross OTTI	OTTI Included in OCI	OTTI Included in Earnings
October 1, 2009	$81	$26	$55
Additions:	—	—	—
Reductions for credit losses _recognized in earnings:	(81)	(26)	(55)
Balance, March 31, 2010	$—	$—	$—

For the six months ended March 31, 2009, pre-tax, credit-related and non-credit-related impairments on two private label collateralized mortgage obligations recorded in earnings and as a component of other comprehensive income, respectively, totaled $43 and $26, respectively.

Proceeds from the sales of available-for-sale mortgage-related securities for the six months ending March 31, 2010 totaled $46.6 million. Gains on sales of available-for-sale mortgage-related securities for the six months ending March 31, 2010 totaled $1.2 million. Losses on sales of available-for-sale mortgage-related securities for the six months ending March 31, 2010 totaled $47, resulting in a net pre-tax gain of $1.1 million.

At March 31, 2010, mortgage-related securities in a gross unrealized loss position for twelve months or longer consisted of two securities having an aggregate depreciation of 10.3% from the Company's amortized cost basis. Management does not believe any individual unrealized loss as of March 31, 2010 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by the FMNA and private institutions. Management believes that the substantial majority of the unrealized losses associated with mortgage-related securities are attributable to changes in interest rates and conditions in the financial and credit markets not due to the deterioration of the creditworthiness of the issuer. The Company does not have the intent to sell these securities and it is more likely than not that it will not have to sell the securities before recovery of their cost bases. However, the Company will continue to review its investment portfolio to determine whether any particular impairment is other than temporary.

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

Proceeds from the sales of available-for-sale mortgage-related securities for the six months ending March 31, 2009 totaled $19.3 million. Gains on sales of available-for-sale mortgage-related securities for the six months ending March 31, 2009 totaled $289. Losses on sales of available-for-sale mortgage-related securities for the six months ending March 31, 2009 totaled $24, resulting in a net pre-tax gain of $265.

4.	FAIR VALUE MEASUREMENT

The Company adopted new, generally accepted accounting principles related to fair value measurements on October 1, 2008, which are designed to provide consistency and comparability in determining fair value measurements and provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities.

The following table presents information about the Company’s available for sale securities, mortgage servicing rights and impaired loans measured at fair value as of March 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Fair Value Measurement at March 31, 2010 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value on a recurring basis:
Pass-through certificates	$30,083	$—	$30,083	$—
Collateralized mortgage obligations	5,449	—	5,449	—
U.S. government agency bonds	17,017		17,017	—
Municipal obligations	8,377	—	8,377	—
Corporate bonds	5,944	—	5,944	—
Mutual funds	3,041	3,041	—	—
Other equity investments	277	277	—	—
Assets measured at fair value on a non-recurring basis:
Mortgage servicing rights	319	—	—	319
Impaired loans	6,659	—	6,659	—
Other real estate owned	370	—	370	—

The following table presents information about the Company’s available for sale securities, mortgage servicing rights and impaired loans measured at fair value as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Fair Value Measurement at September 30, 2009 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value on a recurring basis:
Pass-through certificates	$66,034	$—	$66,034	$—
Collateralized mortgage obligations	20,163	—	20,163	—
Municipal obligations	9,714	—	9,714	—
Corporate bonds	8,023	—	8,023	—
Pooled trust preferred securities	5,618	—	—	5,618
Mutual funds	3,527	3,527	—	—
Other equity investments	282	282	—	—
Assets measured at fair value on a non-recurring basis:
Mortgage servicing rights	314	—	—	314
Impaired loans	6,667	—	6,667	—

The following table presents the changes in the Level 3 fair-value category for the six months ended March 31, 2010. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available for Sale Securities

Beginning balance	$5,618

Total gains or losses (realized/unrealized)

Included in earnings	(659)

Included in other comprehensive income	2,903

Purchases, sales, issuances and settlements, net	(7,862)

Transfers in and/or out of Level 3	—

Ending balance	$—
The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at the reporting date	$—

Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the securities’ terms and conditions, among other things.
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

Other real estate owned is carried at estimated fair value based on independent third-party valuations, less selling costs.

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. These assets are included above as Level 2 fair values. The fair value consists of the loan balances of $9.7 million and $7.9 million less their valuation allowances of $3.0 million and $1.3 million at March 31, 2010 and September 30, 2009, respectively.

5.	LOANS RECEIVABLE

Loans receivable consist of the following:
	March 31,	September 30,
	2010	2009
Single-family	$142,137	$146,258
Construction and land	27,206	28,984
Multi-family and commercial	67,066	67,241
Home equity and lines of credit	51,518	54,612
Consumer loans	1,340	2,030
Commercial loans	20,747	22,180
Total loans	310,014	321,305
Loans in process	(8,195)	(10,228)
Allowance for loan losses	(6,674)	(4,657)
Deferred loan costs	201	180
Loans receivable, net	$295,346	$306,600

At March 31, 2010 and September 30, 2009, non-performing loans (which include loans in excess of 90 days delinquent) amounted to approximately $7,244 and $5,417, respectively.  At March 31, 2010, non-performing loans consisted of eight single-family residential mortgage loans aggregating $703, three non-residential mortgage loans aggregating $2,800, one commercial business loan of $85, five construction loans aggregating $3,557, one home equity loan of $93, and one consumer loan of $5.

At March 31, 2010 and September 30, 2009 the Company had impaired loans with a total recorded investment of $9,688 and $7,934, respectively.  Interest income of $234 was recognized on these impaired loans during the six months ended March 31, 2010.  Interest income of approximately $117 was not recognized as interest income due to the non-accrual status of such loans for the six months ended March 31, 2010.

Loans collectively evaluated for impairment include single-family residential real estate, home equity (including lines of credit) and consumer loans and are not included in the data that follow:

	March 31, 2010	September 30, 2009
Impaired loans with related allowance for loan losses under ASC 310-10-35-13	$8,119	$4,536
Impaired loans with no related allowance for loan losses under ASC 310-10-35-13	1,569	3,398
Total impaired loans	$9,688	$7,934

Valuation allowance related to impaired loans	$3,029	$1,267

The following is an analysis of the allowance for loan losses:
	Six Months Ended
	March 31,
	2010	2009
Balance beginning of period	$4,657	$3,453
Provisions charged to income	2,100	775
Charge-offs	(171)	(250)
Recoveries	88	20

Total	$6,674	$3,998

6.	DEPOSITS

Deposits consist of the following major classifications:
	March 31,		September 30,
	2010		2009
	Amount	Percent	Amount	Percent

Non-interest bearing	$21,603	6.5%	$18,971	5.5%
NOW	75,407	22.8	73,620	21.2
Passbook	42,818	12.9	39,361	11.3
Money market demand	50,063	15.1	46,604	13.4
Certificates of deposit	141,451	42.7	168,568	48.6

Total	$331,342	100.0%	$347,124	100.0%

7.	EARNINGS PER SHARE

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding, while diluted net income (loss) per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities.  All dilutive shares consist of options the exercise price of which is lower than the market price of the common stock covered thereby at the dates presented. At March 31, 2010 and 2009, anti-dilutive shares consisted of options covering 26,198 and 58,566 shares, respectively.

The calculation of basic and diluted earnings per share (“EPS”) is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Numerator	$(3,194)	$(806)	$(4,488)	$(868)
Denominators:
Basic shares outstanding	2,334,456	2,325,768	2,333,358	2,324,670
Effect of dilutive securities	—	—	—	—
Dilutive shares outstanding	2,334,456	2,325,768	2,333,358	2,324,670
Earnings per share:
Basic	$(1.37)	$(0.35)	$(1.92)	$(0.37)
Diluted	$(1.37)	$(0.35)	$(1.92)	$(0.37)

8.	REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of tangible and core capital (as defined in the regulations) to adjusted assets (as defined), and of Tier I and total capital (as defined) to average assets (as defined). Management believes, as of March 31, 2010, that the Bank met all regulatory capital adequacy requirements to which it was subject.

The Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Required for Capital Adequacy Purpose		Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2010:
Core Capital (to Adjusted Tangible Assets)	$39,299	8.11%	$19,388	4.0%	$24,235	5.0%
Tier I Capital (to Risk-Weighted Assets)	39,299	12.84	N/A	N/A	18,366	6.0
Total Capital (to Risk-Weighted Assets)	43,000	14.05	24,488	8.0	30,609	10.0
Tangible Capital (to Tangible Assets)	39,265	8.10	7,270	1.5	N/A	N/A

At September 30, 2009:
Core Capital (to Adjusted Tangible Assets)	$43,308	8.23%	$21,049	4.0%	$26,312	5.0%
Tier I Capital (to Risk-Weighted Assets)	43,308	12.75	N/A	N/A	20,380	6.0
Total Capital (to Risk-Weighted Assets)	46,761	13.77	27,174	8.0	33,967	10.0
Tangible Capital (to Tangible Assets)	43,270	8.22	7,893	1.5	N/A	N/A

On February 13, 2006, the Bank entered into a supervisory agreement with the Office of Thrift Supervision (“OTS”).  The supervisory agreement requires the Bank, among other things, to maintain minimum core capital and total risk-based capital ratios of 7.5% and 12.5%, respectively.  At March 31, 2010, the Bank was in compliance with such requirement. The Bank has been deemed to be "well-capitalized" for purposes of the prompt corrective action regulations by the OTS. However, due to the supervisory agreement, it is still deemed to be in “troubled condition.”

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or the quarter ending December 31, 2009. The adoption of this guidance did not have a significant impact on the Company’s financial statements

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfer of Financial Assets.  ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASU 2009-16 is effective for fiscal years beginning after November 15, 2009 and for interim periods within those fiscal years.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The objective of ASU 2009-17 is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009 and for interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend.  ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures.  ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160.  If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted.   The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation.  ASU 2010-04 is effective January 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation.  ASU 2010-05 is effective January 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging.  ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8.  ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718):  Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.  ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability.  A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability.  ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

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
	March 31, 2010		September 30, 2009
	Carrying/ Notional Amount	Estimated Fair Value	Carrying/ Notional Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$60,458	$60,458	$47,658	$47,658
Investment securities	38,891	39,071	30,369	30,528
Loans, net	295,346	304,422	306,600	316,975
Mortgage-related securities	51,962	52,631	105,355	106,126
FHLBank stock	7,060	7,060	7,060	7,060
Mortgage servicing rights	319	319	314	314
Accrued interest receivable	2,054	2,054	2,343	2,343
Liabilities:
Passbook deposits	42,818	42,818	39,361	39,361
NOW and money market deposits	125,470	125,470	120,224	120,224
Certificates of deposit	141,451	143,703	168,568	171,759
Short-term borrowings	6,072	6,072	27,395	27,395
Other borrowings	102,649	107,039	102,653	107,749
Junior subordinated debentures	11,649	9,650	11,646	9,650
Accrued interest payable	1,680	1,680	2,110	2,110

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

Fair values for off-balance sheet commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings.

No adjustment was made to the entry-value interest rates for changes in credit-performing commercial real estate and business loans, construction loans, and land loans for which there are no known credit concerns. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the performing commercial, construction, and land loan portfolios for which there are no known credit concerns, result in a fair valuation of such loans on an entry-value basis. The fair value of non-accrual loans, with recorded book values of approximately $5,392 and $3,876 as of March 31, 2010 and September 30, 2009, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2010 and September 30, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2010 and September 30, 2009 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

11.	PENDING MERGER

On November 3, 2009, the Company announced that it had signed a definitive agreement (the “Merger Agreement”) to merge with and into Bryn Mawr Bank Corporation (“BMBC”) (the “Merger”). Concurrent with the Merger, the Bank will merge with and into The Bryn Mawr Trust Company (“BMT”), which is a wholly owned subsidiary of BMBC (the “Bank Merger”).

Under the terms of the Merger Agreement, shareholders of the Company will receive 0.6973 shares (the “Exchange Ratio”) of BMBC common stock for each share of Company common stock they own plus $2.06 per share cash consideration (“Per Share Cash Consideration”), each subject to adjustment as described below. The Exchange Ratio and Per Share Cash Consideration are subject to downward adjustment in the event that the Company’s delinquencies, as defined in the Merger Agreement, are equal to or greater than $10.5 million as of the month end immediately prior to the closing. As of March 31, 2010 the amount of the Company's delinquencies was $13.1 million and, if March 31, 2010 were the month-end immediately preceding the closing of themerger, based on such amount of delinquencies at such date, the merger consideration to be received for each share of the Company'scommon stock would be 0.6718 of a share of BMBC common stock and $1.98 in cash.

Consummation of the Merger, which received shareholder approval at a special meeting of the Company's shareholders on March 2, 2010, and which is expected to occur in July 2010, is subject to certain conditions, including, among others, receipt of all required regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of the other party, effectiveness of the registration statement to be filed with the SEC to register shares of BMBC common stock to be offered to Company shareholders, absence of a material adverse effect, receipt of tax opinions, and obtaining material permits and authorizations for the lawful consummation of the Merger and the Bank Merger.

The foregoing summary of the Merger and the Merger Agreement are qualified in their entirety by the complete text of the Merger Agreement which was attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2009.

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

As previously noted, the Company entered into an agreement and plan of merger (the "Merger Agreement") with Bryn Mawr Bank Corporation, pursuant to which the Company will merge with and into Bryn Mawr Bank Corporation (the “Merger”). For additional information regarding the proposed Merger, please refer to Note 11 of the unaudited consolidated financial statements set forth herein.

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

The determination of the allowance for loan losses requires management to make significant estimates with respect to the amounts and timing of losses and market and economic conditions. Accordingly, a decline in the economy could increase loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. The Bank will continue to monitor and adjust its allowance for loan losses through the provision for loan losses as economic conditions and other factors dictate.  Management reviews the allowance for loan losses generally on a monthly basis, but at a minimum, at least quarterly.  Although the Bank maintains its allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank's determination as to the amount of its allowance for loan losses is subject to review by its primary federal banking regulator, the OTS, as part of its examination process, which may result in additional provisions to increase the allowance based upon the judgment and review of the OTS.

Supervisory Agreements

On February 13, 2006, the Company and the Bank each entered into a supervisory agreement with the OTS which primarily addressed issues identified in the OTS reports of examination detailing findings with regard to the examination of the Company's and the Bank's operations and financial condition conducted in 2005.

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

The Company submitted to and received from the OTS approval of a capital plan, which called for an equity infusion in order to reduce the Company’s debt-to-equity ratio below 50%.  As part of its capital plan, the Company conducted a private placement of 400,000 shares of common stock, raising gross proceeds of approximately $6.5 million. In June 2007, the net proceeds of approximately $5.8 million were used to reduce the amount of the Company's outstanding debt through the redemption of $6.2 million of its junior subordinated debentures. In June 2008, the Company utilized a portion of the proceeds from a $4.9 million dividend from the Bank to purchase $1.5 million of fixed-rate trust preferred securities issued by the Company’s wholly owned statutory trust and to redeem the remaining $2.1 million of floating-rate subordinated debentures that were still outstanding at September 30, 2007. As a result of such redemptions and purchases, the Company’s outstanding junior subordinated debt, as of March 31, 2010, was $11.6 million and its debt-to-equity ratio was less than 50%.  Although the Company’s debt-to-equity ratio was below 50%, it does not anticipate resuming the payment of dividends until such time as the Company’s operating results improve and it is not permitted to pay dividends under the Merger Agreement without BMBC's prior consent.

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

As a result of the supervisory agreement, the Bank hired a Chief Credit Officer (“CCO”) and, under the direction of the Board and the CCO, enhanced its credit review analysis, developed administrative procedures and adopted an asset classification system. The CCO was appointed Chief Lending Officer (“CLO”) during fiscal 2008 and has continued the process of enhancing the Bank’s loan department operations and structure, in particular its commercial lending operations. The Bank continues to address these areas and to make every effort to reduce the level of classified assets in order to be in full compliance with the terms of the supervisory agreements.  At March 31, 2010, the Company believes it and the Bank are in full compliance with all the provisions of the supervisory agreements.

Under the terms of the Merger Agreement, we have agreed to use our best efforts to obtain confirmation from the OTS that the supervisory agreements will be terminated as of the effective time of the Merger.

Comparison of Financial Condition at March 31, 2010 and September 30, 2009

Total assets of the Company decreased by $39.9 million, from $528.4 million at September 30, 2009 to $488.5 million at March 31, 2010. Gross loans receivable decreased by $9.2 million, from $311.3 million at September 30, 2009 to $302.0 million at March 31, 2010 with the majority of the decrease accounted for by declines in the residential mortgage and home equity loan portfolios. Cash and cash equivalents increased by $12.8 million to $60.5 million at March 31, 2010 from $47.7 million at September 30, 2009 primarily due to the receipt of proceeds from sales of mortgage-related and investment securities available for sale. The inflows of cash from investment sales were partially offset by outflows of cash as deposits decreased $15.8 million, or 4.5%, from $347.1 million at September 30, 2009 to $331.3 million at March 31, 2010. The decrease in deposits was attributable to a $27.1 million decrease in time deposits from $168.6 million at September 30, 2009 to $141.5 million at March 31, 2010 reflecting the Company’s determination to not aggressively price its time deposit products, partially offset by an $11.3 million increase in core deposits. Other outflows of cash for the six months ended March 31, 2010 included a $3.0 million prepayment of FDIC assessments and the repayment of $20.0 million in short term borrowings.

Stockholders' equity decreased $3.1 million from $33.7 million at September 30, 2009 to $30.6 million at March 31, 2010, primarily due to the net loss of $4.5 million for the six months ended March 31, 2010, partially offset by the $1.3 million increase in accumulated other comprehensive income related to the unrealized gains on available for sale investment and mortgage related securities.

Comparison of Results of Operations for the Three and Six Months Ended March 31, 2010 and 2009

Net Loss.  Net loss for the three and six months ended March 31, 2010 was $3.2 million, or $(1.37) per diluted share, and $4.5 million, or $(1.92) per share, respectively, as compared to net loss of $806,000, or $(0.35) per diluted share, and $868,000, or $(0.37) per share for the same periods in 2009.

Net Interest Income.  Net interest income increased $197,000, or 7.0%, to $3.0 million and $373,000, or 6.6% to $6.0 million for the three and six months ended March 31, 2010, respectively, as compared to the same periods in 2009. The increases in net interest income for the three and six months ended March 31, 2010 were primarily due to decreases in interest expense of $576,000, or 18.8% and $1.2 million, or 18.5%, respectively, as compared to the same periods in 2009. The decreases in interest expense for the three and six months ended March 31, 2010 were partially offset by decreases in interest income of $379,000, or 6.4%, and $825,000, or 6.8%, respectively, as compared to the same periods in 2009. The weighted average yield earned on interest-earning assets for the three and six months ended March 31, 2010 decreased 39 basis points to 4.82% and 53 basis points to 4.79%, respectively, compared to the same periods in 2009. The decline in the weighted average rate earned on interest-earning assets was attributable to declines in the market rates of interest charged on newly originated loans. In addition, management's decision to sell, at a gain, a portion of its longer term mortgage-related securities portfolio resulted in a decrease in the weighted average yield earned on mortgage-related securities. However, for the three and six months ended March 31, 2010, the weighted average rate paid on interest-bearing liabilities decreased to an even greater degree, decreasing 56 basis points to 2.19% and 61 basis points to 2.26%, respectively, for the same periods in the prior fiscal year. The decline in the weighted average rate paid on interest-bearing liabilities was primarily attributable to management's decision not to aggressively price its time deposit products.

The interest rate spread and net interest margin were 2.63% and 2.64%, respectively, for the three months ended March 31, 2010 as compared to 2.46% and 2.50%, respectively, for the same period in 2009. The interest rate spread and net interest margin were 2.53% and 2.55%, respectively, for the six months ended March 31, 2010 as compared to 2.45% and 2.48%, respectively, for the same period in 2009. The slightly smaller increase in the net interest margin, as compared to the increase in spread for the three- and six-month comparisons, was primarily due to the relative shift in net interest-earning assets. The increase in the spread and margin reflected the more rapid repricing downward of the Company’s interest-bearing liabilities.

The following tables present the average balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three months ended March 31, 2010 and 2009.

	For the three months ended
	March 31, 2010			March 31, 2009
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans receivable(1)	$298,027	$4,106	5.51%	$285,271	$4,092	5.74%
Mortgage-related securities(2)	93,827	1,020	4.35	116,307	1,424	4.90
Investment securities(2)	34,646	376	4.34	31,624	366	4.63
Other interest-earning assets	31,483	13	0.17	19,390	12	0.25
Total interest-earning assets	457,983	5,515	4.82	452,592	5,894	5.21
Non-interest-earning assets	36,692			33,603
Total assets	$494,675			$486,195
Interest-bearing liabilities:
Deposits	$335,564	929	1.11	$324,838	1,492	1.84
FHLB advances and other borrowings	108,138	1,273	4.71	108,644	1,286	4.73
Junior subordinated debentures	11,648	286	9.82	11,641	286	9.83
Total interest-bearing liabilities	455,350	2,488	2.19	445,123	3,064	2.75
Interest rate spread(3)			2.63%			2.46%
Non-interest-bearing liabilities	6,769			7,915
Total liabilities	462,119			453,038
Stockholders’ equity	32,556			33,157
Total liabilities and stockholders’ equity	$494,675			$486,195
Net interest-earning assets	$2,633			$7,469
Net interest income		$3,027			$2,830
Net interest margin(4)			2.64%			2.50%
Ratio of average interest-earning assets to average interest-bearing liabilities			100.58%			101.68%

(1) Includes non-accrual loans.
(2) Includes assets classified as either available for sale or held to maturity.
(3) Average yield on interest-earning assets minus average yield on interest-bearing liabilities
(4) Net interest income divided by average interest-earning assets.

	For the six months ended
	March 31, 2010			March 31, 2009
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans receivable(1)	$301,708	$8,404	5.57%	$285,661	$8,353	5.85%
Mortgage-related securities(2)	100,897	2,199	4.36	119,806	2,978	4.97
Investment securities(2)	36,198	661	3.65	32,783	761	4.64
Other interest-earning assets	33,076	30	0.18	17,768	27	0.32
Total interest-earning assets	471,879	11,294	4.79	456,018	12,119	5.32
Non-interest-earning assets	34,590			34,124
Total assets	$506,469			$490,142
Interest-bearing liabilities:
Deposits	$346,303	2,121	1.22	$323,622	3,219	1.99
FHLB advances and other borrowings	108,720	2,576	4.74	114,875	2,676	4.66
Junior subordinated debentures	11,647	571	9.81	11,640	571	9.81
Total interest-bearing liabilities	466,670	5,268	2.26	450,137	6,466	2.87
Interest rate spread(3)			2.53%			2.45%
Non-interest-bearing liabilities	6,566			7,464
Total liabilities	473,236			457,601
Stockholders’ equity	33,233			32,541
Total liabilities and stockholders’ equity	$506,469			$490,142
Net interest-earning assets	$5,209			$5,881
Net interest income		$6,026			$5,653
Net interest margin(4)			2.55%			2.48%
Ratio of average interest-earning assets to average interest-bearing liabilities			101.12%			101.31%

(1) Includes non-accrual loans.
(2) Includes assets classified as either available for sale or held to maturity.
(3) Average yield on interest-earning assets minus average yield on interest-bearing liabilities
(4) Net interest income divided by average interest-earning assets.

Provision for Loan Losses.  For the three and six months ended March 31, 2010, as compared to the same periods in the prior fiscal year, the provision for loan losses increased $300,000 to $1.0 million and increased $1.3 million to $2.1 million, respectively. For the three and six months ended March 31, 2010, the provision for loan loss was based on the Company’s monthly review of the credit quality of its loan portfolio and the continual evaluation of the classified and pass loan portfolios in order to maintain the overall allowance for loan losses at a level deemed appropriate. The increase in the level of the provision reflected the increase in non-performing assets. At March 31, 2010 classified and criticized loans totaled $22.0 million, as compared to $23.3 million at September 30, 2009. The Company's coverage ratio, which is the ratio of the allowance for loan losses to non-performing loans, was 68.8% and 86.0% at March 31, 2010 and September 30, 2009, respectively.

At March 31, 2010, non-performing assets increased $4.7 million to $10.1 million, or 2.1%, of total assets, from $5.4 million at September 30, 2009.  Non-performing assets at March 31, 2010 consisted of non-accrual loans aggregating $5.4 million comprised of eight single-family residential mortgage loans aggregating $703,000, two commercial real estate loans aggregating $2.0 million, one land acquisition and development loan of $795,000 and two residential construction loans aggregating $1.7 million. Also included in non-performing assets at March 31, 2010 were two construction loans aggregating $996,000 and an $850,000 commercial real estate loan which had exceeded their contractual maturity but which continue to pay interest in accordance with the original terms of the loans. Troubled debt restructurings, also considered non-performing loans, as of March 31, 2010 totaled $2.5 million and included four commercial real estate and commercial business loans to the same borrower aggregating $1.7 million and nine residential mortgage loans aggregating $800,000 which had been modified in accordance with the federal government’s Home Affordable Modification Program. In addition to non-performing loans, non-performing assets at March 31, 2010 included a real estate owned property consisting of a $370,000 condominium located in Philadelphia. This property became real estate owned during the first quarter of fiscal 2010.

Management continues to review its loan portfolio to determine the extent, if any, to which additional loss provisions may be deemed necessary.  There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

Non-interest Income. For the three months ended March 31, 2010, non-interest income decreased $1.9 million from a loss of $165,000 for the same period last year to a loss of $2.1 million in the current period. The decrease was primarily due to losses incurred by the sale of the Bank's $5.1 million available for sale pooled trust preferred securities portfolio which resulted in a pre-tax loss of $3.8 million as discussed in Note 2 of the Consolidated Financial Statements. Partially offsetting the loss was a $1.1 million pre-tax gain recognized on the sale of $46.6 million of longer term available for sale mortgage-backed securities. For the six months ended March 31, 2010, non-interest income decreased $2.6 million from $268,000 for the same period last year to a loss of $2.4 million in the current period. The decrease in non-interest income was primarily the result of the aforementioned net loss on the sale of available for sale securities.

Non-interest Expense.  Non-interest expense for the three months ended March 31, 2010 decreased $22,000 to $3.1 million as compared to the same period last year. The slight decrease was the result of a $71,000 decrease in salaries and employee benefits, a $50,000 recovery of stolen branch cash and a $47,000 decrease in other operating expense related to the Bank's insurance subsidiary, as compared to the same period last year, substantially offset by merger-related costs of $164,000. Non-interest expense for the six months ended March 31, 2010 increased $298,000 to $6.6 million as compared to the same period last year. The increase was primarily the result of $549,000 in merger-related costs and a $101,000 increase in FDIC premiums, partially offset by a decrease of $140,000 in salaries and employee benefits and a $103,000 decrease in advertising expense as compared to the same period last year.

Income Tax Expense. The Company recognized an income tax benefit for the three months ended December 31, 2009 of $540,000. No additional income tax benefit was recognized for the quarter ended March 31, 2010 as management has determined that it is unlikely that sufficient near-future taxable income will be generated to fully utilize all of the Company’s net operating loss carryforward.

Liquidity and Capital Resources

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-related securities, sales of loans, maturities of investment securities and other short-term investments, borrowings and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-related securities prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has the ability to obtain advances from the FHLBank Pittsburgh through several credit programs with the FHLB in amounts not to exceed the Bank’s maximum borrowing capacity and subject to certain conditions, including holding a predetermined amount of FHLB stock as collateral. As an additional source of funds, the Company has access to the FRB discount window, but only after it has exhausted its access to the FHLB. At March 31, 2010, the Company had $102.6 million of outstanding advances and no overnight borrowings from the FHLBank Pittsburgh.  The Bank currently has the ability to obtain up to $72.2 million of additional advances from the FHLBank Pittsburgh.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as overnight deposits.  On a longer term basis, the Company maintains a strategy of investing in various lending products, mortgage-related securities and investment securities.  The Company uses its sources of funds primarily to meet its ongoing commitments, to fund maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related and investment securities.  At March 31, 2010, total approved loan commitments outstanding amounted to $1.4 million, not including $8.0 million in loans in process.  At the same date, commitments under unused lines of credit amounted to $40.4 million.  Certificates of deposit scheduled to mature in one year or less at March 31, 2010 totaled $98.0 million. Based upon the Company’s historical experience, management believes that a significant portion of maturing deposits will remain with the Company.

The Bank is required under applicable federal banking regulations to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 4.0% of its adjusted total assets and total capital (or risk-based) equal to at least 8.0% of its risk-weighted assets.  At March 31, 2010, the Bank had tangible capital and core capital equal to 8.1% of adjusted total assets and total capital equal to 14.1% of risk-weighted assets.  However, as a result of the supervisory agreement discussed in Item 2 of Part I hereof, the Bank is required to maintain core and risk-based capital in excess of 7.5% and 12.5%, respectively.  The Bank is in compliance with such higher requirements imposed by the supervisory agreement.

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

The interest rate risk measures used by the OTS include an “Exposure Measure” or “Post-Shock” NPV ratio and a “Sensitivity Measure”.  The “Post-Shock” NPV ratio is the net present value as a percentage of assets over the various yield curve shifts.  A low “Post-Shock” NPV ratio indicates greater exposure to interest rate risk and can result from a low initial NPV ratio or high sensitivity to changes in interest rates.  The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline.  The following sets forth the Bank’s NPV as of March 31, 2010.

Net Portfolio Value
(Dollars in thousands)
Changes in Rates in Basis Points	Amount	Dollar Change	Percentage Change	Net Portfolio Value As a % of Assets	Change
300	$44,007	$(12,158)	(22)%	8.98%	(206	) bp
200	49,109	(7,056)	(13)	9.88	(116	) bp
100	53,427	(2,738)	(5)	10.61	(43	) bp
0	56,165	—	—	11.04	—	bp
(100)	57,482	1,317	2	11.23	19	bp

As of March 31, 2010, the Company’s NPV was $56.2 million or 11.04% of the market value of assets.  Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $49.1 million or 9.88% of the market value of assets.  The change in the NPV ratio or the Company’s sensitivity measure was a decline of 116 basis points.

As of September 30, 2009, the Company’s NPV was $58.0 million or 10.56% of the market value of assets.  Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $49.3 million or 9.20% of the market value of assets.  The change in the NPV ratio or the Company’s sensitivity measure was a decline of 136 basis points.

Item 4T.                 Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to management, including the Chief Executive Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure and that such disclosure controls and procedures are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

No material changes have occurred in the legal proceedings previously disclosed in Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Item 1A.	Risk Factors

There were no material changes from the risk factors described in the Company’s Annual Report onForm 10-K for the fiscal year ended September 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) – (b) Not applicable.

(c) Not applicable.  No shares were repurchased by the Company during the quarter.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

(a)  Not applicable

(b)  No changes in procedures.

Item 6.	Exhibits

List of Exhibits

Exhibit
No	Description
2.1	Agreement and Plan of Merger By and Between Bryn Mawr Bank Corporation and First Keystone Financial, Inc. dated November 3, 2009 1
3.1	Amended and Restated Articles of Incorporation of First Keystone Financial, Inc. 2
3.2	Amended and Restated Bylaws of First Keystone Financial, Inc. 2
4.1	Specimen Stock Certificate of First Keystone Financial, Inc. 3
4.2	Instrument defining the rights of security holders **
10.1	Amended and Restated Severance Agreement between First Keystone Financial, Inc. and Carol Walsh*
10.2	Amended and Restated 1995 Stock Option Plan 4, *
10.3	Amended and Restated 1995 Recognition and Retention Plan and Trust Agreement 4,*
10.4	Amended and Restated 1998 Stock Option Plan 4, *
10.5	Amended and Restated Severance Agreement between First Keystone Bank and Carol Walsh *
10.6	Amended and Restated First Keystone Bank Supplemental Executive Retirement Plan 5,*
10.7	Form of Amended and Restated Transition, Consulting, Noncompetition and Retirement Agreement by and between First Keystone Financial, Inc., First Keystone Bank and Donald S. Guthrie 4,*
10.8	Severance and Release Agreement by and among First Keystone Financial, Inc., First Keystone Bank and Thomas M. Kelly 6,*
10.9	Letter dated December 11, 2006 with respect to appointment to Board 7
10.10	Form of Registration Rights Agreement 8
11	Statement re: computation of per share earnings. See Note 7 to the Unaudited Consolidated Financial Statements included in Part I hereof.
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Supervisory Agreement between First Keystone Financial, Inc. and the Office of Thrift Supervision dated February 13, 2006. 9
99.2	Supervisory Agreement between First Keystone Bank and the Office of Thrift Supervision dated February 13, 2006. 9

____________________________

(1)	Incorporated by reference to the like-numbered exhibit included in the Form 8-K filed by the Registrant with the SEC on November 4, 2009.

(2)	Incorporated by reference from Exhibit 3.1(with respect to the Articles) and Exhibit 3.2 (with respect to the Bylaws) on Form 8-K filed by the Registrant with the SEC on February 12, 2008.

(3)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-84824) filed by the Registrant with the SEC on October 6, 1994, as amended.

(4)	Incorporated by reference from Exhibits 10.4, 10.6, 10.5, and 10.3, respectively, in the Form 8-K filed by the Registrant with SEC on December 1, 2008 (File No. 000-25328).

(5)	Incorporated by reference from Exhibit 10.1 in the Form 8-K filed by the Registrant with the SEC on July 2, 2007.

(6)	Incorporated by reference from Exhibit 10.1 in the Form 8-K filed by the Registrant with the SEC on August 19, 2008.

(7)	Incorporated by reference from Exhibit 10.1 in the Form 8-K filed by the Registrant with the SEC on December 20, 2006.

(8)	Incorporated by reference from the Form 10-K for the year ended September 30, 2006 filed by the Registrant with the SEC on December 29, 2006

(9)	Incorporated by reference from the Form 10-Q for the quarter ended December 31, 2005 filed by the Registrant with the SEC on February 14, 2006.

(*)	Consists of a management contract or compensatory plan

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

FIRST KEYSTONE FINANCIAL, INC.

Date: May 17, 2010	By:	/s/ David M. Takats
David M. Takats
Senior Vice President and Chief Financial Officer

Date: May 17, 2010	By:	/s/ Hugh J. Garchinsky
Hugh J. Garchinsky
President and Chief Executive Officer